Form 10QSB
period 1995-06-30
MICRONETICS INC /DE/
filed 1995-08-08
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 33-16453

MICRONETICS, INC.
(Exact name of small business issuer as specified in its charter)

          Delaware                             22-2063614
(State or other jurisdiction of              (IRS Employer
incorporation or organization)             Identification No.)

26 Hampshire Drive, Hudson, NH                   03051
(Address of principal executive offices)       (Zip Code)

(603)883-2900
                   (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Outstanding at
Class of Common Stock                        July 24, 1995

   $.01 par share                              2,844,698



            Page 1 of 11. There is no Exhibit Index.
MICRONETICS, INC.


                              INDEX


                                                  Page No.

Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               June 30, 1995 and March 31, 1995        3-4

               Condensed Statements of Operations-
               Three Months Ended June 30, 1995 and
               June 30, 1994                           5

               Condensed Statements of Cash Flows -
               Three Months Ended June 30, 1995
               and June 30, 1994                       6-7

               Notes to Condensed Financial
               Statements                              8

     Item 2.   Management's Discussion and Analysis    9

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K        10

Signature                                              11

                 PART I. FINANCIAL INFORMATION

                         MICRONETICS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets
                         --------------

                                     June 30,           March 31,
                                       1995               1995
                                   -----------------------------
Current assets:
 Cash                              $  229,478          $  288,015

Receivables
 Trade (net of allowance for
 doubtful accounts)                   577,654             555,246

Inventories (note 2)                  801,477             703,241

Insurance Receivable                  596,376             574,662

Prepaid expenses and other
 current assets                        13,126              24,126
                                    ---------           ---------

Total current assets                2,218,111           2,145,290

Property and equipment, net of
 accumulated depreciation and
 amortization                         423,636             426,417

Other assets                          113,287             114,209

Deferred Tax Asset                    150,000             150,000
                                    ---------           ---------

Total assets                       $2,905,034          $2,835,916

MICRONETICS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
               Liabilities and Shareholders' Equity
          --------------------------------------------

                                     June 30,           March 31,
                                       1995               1995
                                   -----------------------------
Current liabilities:


 Short term loans and capitalized
 leases                            $   70,584          $   74,643

Accounts payable                      277,451             288,322

Accrued expenses and taxes, other
 than income taxes                    121,421             134,570

Subordinated Debentures               255,000                   0

Deferred Sales                         40,258              19,200

Income taxes payable                    4,642               3,973
                                    ---------           ---------
Total current liabilities             739,356             520,708

Long Term Debt:

Capitalized leases (less current
 maturities included above);
 long term debt and accounts payable
 not due for at least one year        166,919             180,283

Subordinated Debentures                     0             225,000

Shareholder's equity:

 Common stock                          28,447              28,447
 Additional paid - in capital       2,014,784           2,014,784

 Retained earnings (deficit)          (44,472)           (133,306)
                                   ----------           ---------
Total shareholder equity            1,998,759           1,909,925
                                   ----------           ---------
Total Liabilities and
Shareholders' Equity               $2,905,034          $2,835,916

MICRONETICS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------


                                3 Months Ended
                                    June 30,
                                      1995                  1994
                                --------------         ----------
Operating revenues                 $  842,663          $  670,114

Cost of operations                    495,977             486,613
                                    ---------           ---------
Gross profit                          346,686             183,501
                                    ---------           ---------
Selling, general and
 administrative expenses              207,021             134,362

Research & Development                 40,486
                                    ---------           ---------
Operating income                       99,179              49,139

Other income (expense):
 Interest income                          721                 893
 Interest expense                     (10,397)             (7,417)
 Other income                            (669)                500
                                    ---------           ---------
          Total                       (10,345)             (6,024)
                                    ---------           ---------
Income before provision
 for income taxes                      88,834              43,115
                                    =========           =========

Net income per share
                                   $     0.03                0.02
                                    =========           =========
Weighted average number
 of shares outstanding              3,052,831          $2,803,168




                        MICRONETICS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                3 Months Ended
                                    June 30,
                                      1995                  1994
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from operating
 Activies:

Net income                         $   88,834              43,115

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization          27,600               25,305

Changes in assets and liabilities:
(increase) in accounts receivable,
prepaid expenses and other current
assets                               (109,644)              96,058

(Increase) Decrease in security
deposits and other assets                (922)             (10,403)

(Increase) in insurance receivable    (21,715)                   0

(Decrease) increase in accounts
 payable accrued liabilities
 notes payable and other current
 liabilities                           20,611               (4,930)

(Increase) in deferred sales          (21,058)                   0
                                    ---------           ----------

Net cash provided (utilized)
by operating activities            $  (16,294)          $  149,145
                                    =========           ==========

                        MICRONETICS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                3 Months Ended
                                    June 30,
                                      1995                  1994
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets      $  (24,819)         $  (22,138)
                                    ---------           ---------
Net cash provided (used) by
 investment activities                (24,819)            (22,138)
                                    ---------           ---------
Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
  and capitalized leases              (17,424)            (19,678)

  Proceeds from stock options
  exercised                                 0              12,500

  Proceeds from issuance of common
   stock                                    0              59,367

  Proceeds from issuance of
  subordinated convertible
  debentures                                0             225,000
                                    ---------           ---------
Net cash provided (used)
 by financing activities              (17,424)            277,189
                                    ---------           ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                  (58,537)            404,196

Cash and cash equivalents, at
 beginning of year                    288,015             191,894
                                    ---------           ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $  229,478             596,090

                        MICRONETICS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of June 30, 1995 and 1994, the results of operations for the three month periods ended
          June 30, 1995 and 1994 and cash flows for the three month periods ended June 30, 1995 and 1994.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1995.

          The results of operations for the three month period ended June 30, 1995 are not necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:

                          June 30, 1995           March 31, 1995

     Raw materials and
      work-in-process    $608,272                 $596,095
     Finished goods       193,205                  107,146
     Total               $801,477                 $703,241

Item 2.  Management's Discussion and Analysis

     Results of Operations

     The Company had revenues of $842,663 and $670,114 for the three months ended June 30, 1995 and 1994, respectively, an increase of $172,549 or approximately 26% in the current period. Gross profit as a percent of net sales increased to 41.1% during the current period as compared to 27.4% during the corresponding period of the prior fiscal year. This was largely a reflection of increased sales of commercial products for wireless communications systems. Selling, general and administrative expenses as a percent of net sales for the current period was 24.6% as compared to 20.1% for the corresponding year earlier period. Research and development expenses were broken out in the current period and they amounted to 4.8% of sales.

     The Company had net income of $88,834, or $.03 per share, as compared to net income of $43,112, or $.02 per share, for the three month periods ended June 30, 1995 and 1994, respectively. This is an increase of $45,719 or 106% in the current period. The weighted average shares outstanding for the three months ended June 30 1995 were 3,052,831 as compared to 2,803,168 in the year earlier period.


     Financial Condition

     The Company's working capital at June 30, 1995 was $1,478,755, a decrease of $145,827 from $1,624,582, the working capital at March
31, 1995.  The Company's current ratio was approximately 3   to 1 at
June 30, 1995; it was approximately 4.1 to 1 at March 31, 1995. During the current quarter, $225,000 of convertible debentures (which are likely to be converted if the Company's Common Stock stays at its current level) were reclassified as short-term debt from long-term debt.

     Net cash of $16,294 was utilized by operating activities during the three months ended June 30, 1995 as compared to $149,145 of cash provided during the year earlier period. This was primarily due to an increase in accounts receivable during the quarter, as compared to a $96,058 decrease in such receivables during the year earlier period. Net cash utilized by investing activities during the three months ended June 30, 1995 was $24,819 as compared to net cash utilized by investing activities of $22,138 during the year earlier period. This use of cash was primarily due to the Company's purchase of equipment during both periods. Net cash utilized by financing activities during the three months ended June 30, 1995 was $17,424, as compared to $277,189 of cash provided during the year earlier period. This was primarily due to the completion of a private placement during the period ended June 30, 1994. As a result of these activities, the Company's cash position decreased by $58,537 during the current three months as compared to an increase of $404,196 in the year ago period.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended June 30, 1995, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MICRONETICS, INC.
                                    (Registrant)



Dated: August 1, 1995         By:  s/Richard S. Kalin
                                   Richard S. Kalin,
                                   President (Principal Executive
                                   and Financial Officer)



























micro\10-Q-JUN.95