Form 10QSB
period 1995-09-30
MICRONETICS INC /DE/
filed 1995-11-13
CIK 820097

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 33-16453

                       MICRONETICS WIRELESS, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                          22-2063614
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

              26 Hampshire Drive, Hudson NH  03051
            (Address of principal executive offices)
                           (Zip Code)

                             (603) 883-2900
      (Registrant's telephone number, including area code)

                            MICRONETICS, INC.
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,872,798 shares of common stock, par value $.01 per share.

                          Page 1 of 13
                   There is no Exhibit Index.

                   MICRONETICS WIRELESS, INC.


                              INDEX



Part I.  Financial Information                             Page No.

     Item 1.   Financial Statements

               Condensed Balance Sheets -                     3-4
               September 30, 1995 and March
               31, 1995

               Condensed Statements of Operations-              5
               Three Months Ended September 30, 1995
               and 1994

               Condensed Statements of Operations -             6
               Six Months Ended September 30, 1995
               and 1994

               Condensed Statement of Cash Flows -              7
               Six Months Ended September 30, 1995
               and 1994

               Notes to Condensed Financial                     8
               Statements

     Item 2.   Management's Discussion and Analysis          9-10
               of Financial Condition and
               Result of Operations

Part II.  Other Information

     Item 2.   Submission of Matters to a Vote of              12
               Security Holders

     Item 6.   Exhibits and Reports on Form 8-K                12

Signature                                                      13

                 PART I. FINANCIAL INFORMATION

                    MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets
                         --------------

                                   September 30,        March 31,
                                       1995               1995
                                   -----------------------------
Current assets:
 Cash                              $  184,954          $  288,015

Receivables
 Trade (net of allowance for
 doubtful accounts)                   654,545             555,246

Inventories (note 2)                  851,570             703,241

Insurance Receivable                  596,376             574,662

Prepaid expenses and other
 current assets                        22,086              24,126
                                    ---------           ---------

Total current assets                2,309,531           2,145,290

Property and equipment, net of
 accumulated depreciation and
 amortization                         423,142             426,417

Other assets                          130,492             114,209

Deferred Tax Asset                    102,000             150,000
                                    ---------           ---------

Total assets                       $2,965,165          $2,835,916
                                    =========           =========

MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
               Liabilities and Shareholders' Equity
          --------------------------------------------

                                   September 30,        March 31,
                                       1995               1995
                                   -----------------------------
Current liabilities:

 Short term loans and capitalized
 leases                            $   73,432          $   74,643

Accounts payable                      279,901             288,322

Accrued expenses and taxes, other
 than income taxes                    133,040             134,570

Subordinated Debentures               225,000                   0

Deferred Sales                              0              19,200

Income taxes payable                    5,288               3,973
                                    ---------           ---------
Total current liabilities             716,661             520,708

Long Term Debt:

Capitalized leases (less current
 maturities included above);
 long term debt and accounts payable
 not due for at least one year        145,000             180,283

Subordinated Debentures                     0             225,000

Shareholder's equity:

 Common stock                          28,801              28,447
 Additional paid - in capital       2,040,955           2,014,784

 Retained earnings (deficit)           33,748            (133,306)
                                   ----------           ---------
Total shareholder equity            2,103,504           1,909,925
                                   ----------           ---------
Total Liabilities and
Shareholders' Equity                2,965,165          $2,835,916
                                   ==========           =========

MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------


                                3 Months Ended September 30,
                                      1995                  1994
                                --------------         ----------
Operating revenues                 $  995,587          $  701,662

Cost of operations                    584,049             505,188
                                    ---------           ---------
Gross profit                          411,538             196,474
                                    ---------           ---------
Selling, general and
 administrative expenses              226,749             146,634

Research & Development                 48,647
                                    ---------           ---------
Operating income                      136,142              49,840

Other income (expense):
 Interest income                          673               2,314
 Interest expense                      (9,949)            (10,323)
 Other income                            (646)               (500)
                                    ---------           ---------
          Total                        (9,922)             (8,509)
                                    ---------           ---------
Income before provision
 for income taxes                     126,220              41,331

Provision for income Taxes             23,000               9,400
                                    ---------           ---------
Net Income                            103,220              31,931
                                    =========           =========

Net income per share
                                   $     0.03                0.01
                                    =========           =========
Weighted average number
 of shares outstanding              3,037,880          $2,803,168

                   MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------


                                6 Months Ended September 30,
                                      1995                  1994
                                --------------         ----------
Operating revenues                 $1,838,250          $1,371,776

Cost of operations                  1,080,026             991,801
                                    ---------           ---------
Gross profit                          758,224             379,975

Selling, general and
 administrative expenses              433,770             280,996

Research & Development                 89,133
                                    ---------           ---------
Operating income                      235,321              98,979

Other income (expense):
 Interest income                        1,394               3,207
 Interest expense                     (20,346)            (17,740)
 Other income                          (1,315)                  0
                                    ---------           ---------
          Total                       (20,267)            (14,533)
                                    ---------           ---------
Income before provision
 for income taxes                     215,054              84,446

Provision for income Taxes             44,000              20,500
                                    ---------           ---------
Net Income                            171,054              63,946
                                    =========           =========

Net income per share
                                   $     0.05                0.02
                                    =========           =========
Weighted average number
 of shares outstanding              3,165,141          $2,803,168



                   MICRONETICS WIRELESS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                6 Months Ended September 30,
                                      1995                  1994
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from operating
 Activies:

Net income                         $  171,054              84,446

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization          56,200               47,310

Changes in assets and liabilities:
(increase) in accounts receivable,
prepaid expenses and other current
assets                               (265,588)             (91,761)

(Increase) Decrease in security
deposits and other assets              27,717               (9,980)

(Increase) in insurance receivable    (21,714)                   0

(Decrease) Increase in accounts
 payable accrued liabilities,
 notes payable and other current
 liabilities                           (8,636)              (5,087)

Increase in Inventory Reserve          20,000

Increase (Decrease) in Deferred
 Sales                                (19,200)                   0
                                    ---------           ----------
Net cash provided (utilized)
by operating activities            $  (40,167)          $   24,928
                                    =========           ==========

                   MICRONETICS WIRELESS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                6 Months Ended September 30,
                                      1995                  1994
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets      $  (52,925)         $  (22,838)
                                    ---------           ---------
Net cash provided (used) by
 investment activities                (52,925)            (22,838)
                                    ---------           ---------
Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
  and capitalized leases              (36,494)            (35,997)

  Proceeds from stock options
  exercised                            26,525              12,500

  Proceeds from issuance of common
   stock                                    0              59,367

  Proceeds from issuance of
  subordinated convertible
  debentures                                0             225,000
                                    ---------           ---------
Net cash provided (used)
 by financing activities               (9,969)            260,870
                                    ---------           ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                 (103,061)            262,960

Cash and cash equivalents, at
 beginning of year                    288,015             191,894
                                    ---------           ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $  184,954             454,854
                                    =========           =========



                    MICRONETICS WIRELESS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995 and 1994, the results of operations for the three month and six month periods ended September 30, 1995 and 1994 and cash flows for the six month periods ended
          September 30, 1995 and 1994.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1995.

          The results of operations for the three and six month periods ended September 30, 1995 are not necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:

                          September 30, 1995       March 31, 1995

     Raw materials and
      work-in-process      $606,075                $596,095
     Finished goods         245,495                 107,146

     Total                 $851,570                $703,241













Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Results of Operations

     The Company had revenues of $995,587 and $701,662 for the three months ended September 30, 1995 and 1994, respectively, an increase of 42% compared to the prior period. The Company had net income of $103,220, or $.03 per share, as compared with net income of $31,931, or $.01 per share, for the three month periods ended September 30, 1995 and 1994, respectively. This was an increase of 223% compared to the prior period.

     The Company had revenues of $1,838,250 and $1,371,776 for the six months ended September 30, 1995 and 1994, respectively, an increase of 33.5% over the prior period. The Company had net income of 171,054, or $.05 per share, and $63,946, or $.02 per share, for the six month periods ended September 30, 1995 and 1994, respectively. This was an increase of 167% compared to the prior period.

     Gross profit as a percent of net sales for the three months ended September 30, 1995 was 41.3% compared to 28.0% during the corresponding period of the prior fiscal year. For the six month periods ended September 30, 1995 and 1994 gross profit as a percent of net sales was 41.2% and 27.7%, respectively. Selling, general and administrative expenses ("SGA") as a percent of net sales for the three months ended September 30, 1995 increased to 22.8% as compared to 20.9% in the prior year. For the six month period ended September 30, 1995 SGA as a percent of net sales increased to 23.6% from 20.5% in the year earlier period. These increases in SGA were due to the development of the Company's new MicroSource and MicroCal product lines and the significant increase in marketing expenses.

     Financial Condition

     The Company's working capital at September 30, 1995 was
$1,592,870.  It was $1,624,582 at March 31, 1995.  The Company's
current ratio was 3.22 to 1 at September 30, 1995, as compared to
4.12 to 1 at March 31, 1995. The Company reclassified to short-term debt $225,000 of Convertible Debenture due in April 1996.

     The Company used cash for operating activities in the amount of $52,925 during the six months ended September 30, 1995 as compared to generating $24,928 in the year earlier period. This was largely due to increases in accounts receivable and inventory to support increased sales. The Company purchased $52,925 of new equipment during the six months ended September 30, 1995, as compared to a $22,838 a year ago. Largely due to the private sale of securities by the Company of approximately $285,000, the Company generated $260,870 of cash from financing activities during the six months ended September 30, 1994, as compared to a use of $9,969 related to financing activities during the current period. As a result, the Company's cash and cash equivalents declined from $288,015 at March 31, 1995 to $184,954 at September 30, 1995.

                   PART II - OTHER INFORMATION



Item 2.  Submission of Matters to a Vote of Security Holders

     On September 19, 1995, at the Company's Annual Meeting of Shareholders, the Company's shareholders elected management's slate of directors, which included Messrs. Richard S. Kalin, David Siegel and Roy L. Boe. Each nominee received 1,849,264 votes for and 7,900 votes against. At this meeting, two resolutions authorizing amendments to the Company's Certificate of Incorporation were approved. The first resolution to amend the Company's Certificate of Incorporation to change the Company's name to Micronetics Wireless, Inc. was approved 1,849,344 votes for and 4,720 votes against. The second resolution to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 10,000,000 was also approved. It was approved by a vote of 1,773,969 votes for and 20,640 votes against. Finally, the Company's shareholders approved the Company's 1994 Stock Option Plan by a vote of 1,118,382 votes for and 23,900 votes against.

Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended September 30, 1995, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MICRONETICS WIRELESS, INC.



Dated: November 8, 1995            s/Richard S. Kalin
                                   Richard S. Kalin
                                   President

























MICRONET\10q-sep.95