Form 10QSB
period 1995-12-31
MICRONETICS WIRELESS INC
filed 1996-02-07
CIK 820097

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995.

2,960,498 shares of common stock, par value $.01 per share.


                        MICRONETICS, INC.


                              INDEX


                                                  Page No.

Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               December 31, 1995 and March             3-4
               31, 1995

               Condensed Statements of Operations-
               Three Months Ended December 31, 1995
               and 1994                                5

               Condensed Statements of Operations -    6
               Nine Months Ended December 31, 1995
               and 1994

               Condensed Statement of Cash Flows -     7-8
               Nine Months Ended December 31, 1995
               and 1994

               Notes to Condensed Financial            9
               Statements

     Item 2.   Management's Discussion and Analysis    10
               of Financial Condition and
               Results of Operations

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K        11

               Signature                               12





                  PART I. FINANCIAL INFORMATION

                    MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets
                         --------------

                                    December 31,        March 31,
                                       1995               1995
                                   -----------------------------
Current assets:
 Cash                              $  144,831           $   288,015

Receivables
 Trade (net of allowance for
 doubtful accounts)                   702,632              555,246

Inventories (note 2)                  878,686              703,241

Insurance receivable                  596,376              574,662

Prepaid expenses and other
 current assets                        22,536               24,126
                                     ---------           ---------

Total current assets                2,345,061            2,145,290

Property and equipment, net of
 accumulated depreciation and
 amortization                         410,619              426,417

Other assets                          179,672              114,209

Deferred tax asset                     92,000              150,000
                                    ---------            ---------

Total assets                       $3,027,352           $2,835,916
                                    =========            =========

MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
               Liabilities and Shareholders' Equity
          --------------------------------------------

                                    December 31,        March 31,
                                       1995               1995
                                   -----------------------------
Current liabilities:

 Short term loans and capitalized
 leases                             $  70,696           $  74,643

 Accounts payable                     211,129             288,322

 Accrued expenses and taxes, other    149,673             134,570
  than income taxes

 Subordinated debentures              225,000               -0-

 Deferred sales                         -0-                19,200

 Income taxes payable                   3,235               3,973
                                    ---------           ---------
Total current liabilities             659,733             520,708

Long Term Debt:

Capitalized leases (less current
 maturities included above);
 long term debt                       130,000             180,283

Subordinated debentures                 -0-               225,000

Shareholder's equity:
 Common stock                          29,605              28,447
 Additional paid - in capital       2,100,242           2,014,784
 Retained earnings (deficit)          107,772            (133,306)
                                   ----------           ---------
Total shareholders' equity          2,237,619           1,909,925
                                   ----------           ---------
Total liabilities and
shareholders' equity               $3,027,352          $2,835,916
                                   ==========           =========

MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------


                                3 Months Ended December 31,
                                      1995                  1994
                                --------------         ----------
Operating revenues                 $  905,467          $  502,751

Cost of operations                    545,257             381,158
                                    ---------           ---------
Gross profit                          360,210             121,593

Selling, general and
 administrative expenses              237,406             139,768

Research & development                 29,809                   0
                                    ---------           ---------
Operating income                       92,995             (18,175)

Other income (expense):
 Interest income                        1,062               1,500
 Interest expense                      (9,500)            (10,326)
 Other income                            (534)                  0
                                    ---------           ---------
          Total                        (8,972)             (8,826)
                                    ---------           ---------
Income before provision
 for income taxes                      84,023             (27,001)

Provision for income taxes             14,000                   0
                                    ---------           ---------
Net income                             70,023             (27,001)
                                    =========           =========

Net income (loss) per share        $    0.02           $    (0.01)
                                    =========           =========

Weighted average number
 of shares outstanding              3,042,690           2,807,044
                                    ---------           ---------


                   MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------


                                9 Months Ended December 31,
                                      1995                  1994
                                --------------         ----------
Operating revenues                 $2,743,717          $1,874,527

Cost of operations                  1,625,288           1,372,959
                                    ---------           ---------
Gross profit                        1,118,434             501,568

Selling, general and
 administrative expenses              671,176              420,764

Research & Development                118,942
                                    ---------           ---------
Operating income                      328,316              80,804

Other income (expense):
 Interest income                        2,456               4,707
 Interest expense                     (29,846)            (28,066)
 Other income                          (1,848)                  0
                                    ---------           ---------
          Total                       (29,239)            (23,359)
                                    ---------           ---------

Income before provision
 for income taxes                     299,077              57,445

Provision for income taxes             58,000                   0
                                    ---------           ---------
Net income                            241,077              57,445
                                    =========           =========

Net income per share                    $0.08          $     0.02
                                    =========           =========

Weighted average number
 of shares outstanding              3,210,655           2,807,044
                                    =========           =========


                    MICRONETICS WIRELESS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                9 Months Ended December 31,
                                      1995                  1994
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from operating
 Activities:

Net income                         $  241,077              57,445

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization          85,500              72,815

Changes in assets and liabilities:
 (Increase) in accounts receivable,
 prepaid expenses and other current
 assets                              (341,240)            130,531

(Increase) decrease in security
 deposits and other assets            (65,463)           (128,806)

Decrease in deferred tax asset         58,000

(Increase) in insurance receivable    (21,714)           (810,218)

(Decrease) increase in accounts
 payable accrued liabilities,
 notes payable and other current
 liabilities                          (62,828)            (80,390)

Increase in inventory reserve          20,000             750,000

Increase (decrease) in deferred
 sales                                (19,200)                  0
                                   -----------            --------
Net cash provided (utilized)
 by operating activities           $ (105,868)          $  (8,733)
                                    =========           ==========


MICRONETICS WIRELESS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                9 Months Ended September 30,
                                      1995                  1994
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets      $  (69,702)         $  (58,733)
                                    ---------           ---------
Net cash provided (used) by
 investment activities                (69,702)            (58,733)
                                    ---------           ---------
Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
  and capitalized leases              (54,230)            (53,664)

  Proceeds from stock options
  exercised                            86,616              31,250

  Proceeds from issuance of common
   stock                                    0              59,367

  Proceeds from issuance of
  subordinated convertible
  debentures                                0             225,000
                                    ---------           ---------
Net cash provided (used)
 by financing activities               32,386             261,953
                                    ---------           ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                 (143,184)            194,487

Cash and cash equivalents, at
 beginning of year                    288,015             191,894
                                    ---------           ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $  144,831             386,381
                                    =========           =========


                    MICRONETICS, WIRELESS, INC.

            NOTES TO BE CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1995 and 1994, the results of operations for the three month and nine month periods ended December 31, 1995 and 1994 and cash flows for the nine month periods ended
          December 31, 1995 and 1994.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1995.

          The results of operations for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:

                          December 31, 1995       March 31, 1995

     Raw materials and
     work-in-process     $560,453                 $  596,095
     Finished goods       318,233                    107,146
     Total               $878,686                 $  703,241

Note 3. The Company experienced a flood in November 1994. A portion of the Company's inventory was damaged. The
          Company believes it is fully insured for this loss.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Results of Operations

     The Company had revenues of $905,467 and $502,751 for the three months ended December 31, 1995 and 1994, respectively, an increase of approximately $402,716 or 80% compared to the prior period. The Company had net income of $70,023 or $.02 per share, as compared with a net loss of $27,001, or $.01 per share, for the three month periods ended December 31, 1995 and 1994, respectively. This is a positive swing of $92,024.

     The Company had revenues of $2,743,717 and $1,874,527 for the nine months ended December 31, 1995 and 1994, respectively, an increase of $869,190 or 46% from the prior period. The Company had net income of $241,077 or $.08 per share, and $57,445, or $.02 per share, for the nine month periods ended December 31, 1995 and 1994, respectively. This is an increase of $183,632 or 319%.

     Gross profit as a percent of net sales for the three and nine month periods ended December 31, 1995 was 39.8% and 40.8%, respectively, as compared to 24.2% and 26.8%, respectively, during the corresponding periods of the prior fiscal year. This is largely due to a program of seeking larger gross profit margins on commercial products. Selling, general and administrative expenses ("SGA") as a percent of net sales for the three months ended December 31, 1995 was 26.2% as compared to 27.8% in the prior year. For the nine month periods ended December 31, 1995 and 1994, SGA as a percent of net sales increased to 24.5% from 22.4%. The Company increased its SGA expenditures by increasing its marketing activities related to the introduction of its new commercial wireless product line. This was offset by increased sales in the most recent third quarter.

     Financial Condition

     The Company's working capital at December 31, 1995 was
$1,685,328.  It was $1,624,582 at March 31, 1995.  The Company's
current ratio was 3.6 to 1 at December 31, 1995 and 4.1 to 1 at March
31, 1995.

     Net cash utilized from operations in the nine months ended December 31, 1995 was $105,868 as compared to $8,733 in the prior year. This was largely due to increased working capital requirements due to increased sales. Net cash utilized from investment activities was $69,702 during the nine months ended December 31, 1995 as compared to $58,733 in the prior year. Net cash provided by financing activities was $32,386 during the nine months ended December 31, 1995 as compared to $261,953 during the prior year.









PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended December 31, 1995, the registrant did not file any reports on Form 8-K.

                             SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                    (Registrant)



Dated:  February 7, 1996           s\ Richard S. Kalin
                                   Richard S. Kalin,
                                   President







micro\10-q-dec.95