Form 10KSB
period 1996-03-31
MICRONETICS WIRELESS INC
filed 1996-06-28
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          Commission File Number 33-16453

                   MICRONETICS WIRELESS, INC.
         (Name of small business issuer in its charter)
           Delaware                          22-2063614
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

26 Hampshire Drive, Hudson, New Hampshire            03051
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (603) 883-2900

Securities registered under Section 12(b) of the Exchange Act:
                              None.

Securities registered under Section 12(g) of the Exchange Act:
             Common Stock, par value $.01 per share
                        (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $3,686,479.

     The aggregate market value of the shares of Common Stock held by non-affiliates of the issuer was approximately $4,989,182 based on the closing price of the issuer's Common Stock, par value $.01 share, as reported by NASDAQ on June 26, 1996.

     On June 20, 1996, there were 3,116,638 shares of the issuer's Common Stock outstanding.

     The Proxy Statement of the registrant to be filed on or before July 29, 1996 is incorporated herein by reference.

Part I

ITEM 1.    Description of Business.

     Business Development

     The Company was incorporated under the laws of the State of New Jersey in 1975. In May 1987, Micronetics, Inc. (NJ) merged with and into Micronetics, Inc. (Del) and in April 1988, the Company completed an initial public offering of its Common Stock (the "Common Stock"). It changed its name to Micronetics Wireless, Inc. in September 1995.

     Business of Issuer

     The Company is a manufacturer of specialized radio frequency
(RF) components and test equipment which are designed to provide solutions for its customers, original equipment manufacturers
(OEMs) of wireless communication systems and communication service providers, to enable them to deliver high quality communication systems or offer high quality communication services. The Company's products are used in cellular, microwave, satellite, radar and communications systems around the world.

     Industry Overview. Wireless service providers compete in dynamic markets characterized by evolving industry standards, technologies and applications. In recent years, there has been a significant increase in the demand for wireless telecommunications services from business and consumer users worldwide. This trend has been driven by lower overall subscriber costs made possible by changes in the regulatory environment that encourage competition and the emergence of new enabling technologies. Wireless service providers are seeking to increase system capacity in order to accommodate the growing number of subscribers. To increase capacity, these service providers are investing in infrastructure equipment that provides greater efficiency in the management of the limited spectrum licensed to them.

     Cellular service has been one of the fastest growing segments of the wireless telecommunications market. The U.S. Department of Commerce estimates that there were approximately 52 million cellular subscribers worldwide at year-end 1994, as compared to approximately 33 million at year-end 1993. The growth in cellular communications has required, and will continue to require, substantial investment by cellular service providers in wireless infrastructure equipment. Moreover, intensified competition among cellular service providers is resulting in declining costs to-end-users as well as new types of service offerings. In response to the increase in subscribers, cellular service providers are taking steps to expand the capacity of their existing systems, such as incorporating microcellular networks, converting from analog to digital protocols and implementing adaptive channel allocation.

     Partially in resonse to concerns about the limited capacity of existing cellular networks, the FCC began to allocate spectrum for new wireless services in 1989. This has led to the auctioning of spectrum for PCS, a new licensed wireless telecommunications service. PCS proponents believe that increased competition, brought about by the availability of additional spectrum, will significantly lower rates, leading to an increase in demand for wireless service. PCS applications may include mobile telephone services, personal digital services and long distance carrier bypass of local exchange carriers. Service providers bid over 12 Billion Dollars for spectrum auctioned by the FCC for use in PCS applications. The Company believes that these bidders, driven by the high acquisition cost of spectrum, will rapidly deploy infrastructure in order to begin offering service from which to recover their investment.

     In many developing countries, where access to the public switch telephone network ("PSTN") by the general population is significantly less than in developed countries, the Company believes that wireless telecommunications systems are the most economic means to provide basic telephone service. The expense, difficulty and time requirements of building and maintaining a cellular network is generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, wireless service may provide the primary service platform for both mobile and fixed telecommunications applications. In a wireless local loop system, channels use radio systems instead of wireline networks to connect telephone subscribers to the PSTN. The Company believes that the potential opportunities for wireless communications in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunications systems. The Company also believes that in developed countries, market trends such as deregulation and increased competition for subscribers are leading to the increased use of wireless local loop systems as an alternative to the existing wireline network.

     The same factors which are driving the growth of wireless telecommunications services and equipment sales are also creating new market dynamics for industry participants. The Company believes that competition among service providers for subscribers will intensify and that future market growth will be realized primarily through the penetration of the consumer market. The shift of the customer base from relatively high-usage price-insensitive business subscribers to price-sensitive consumer subscribers is expected to lead to reduced revenue per subscriber. The Company also expects that increasing competition for subscribers and decreasing revenue per subscriber will cause wireless service providers to seek the most cost-effective infrastructure available without sacrificing quality. In addition, the uncertainty surrounding analog and emerging digital protocols provides an incentive for service providers to minimize platform and protocol selection risk. These changing market conditions, the emergence of open hardware standards and protocols and new market entrants in the form of PCS and wireless local loop providers create a significant opportunity for the Company.

     Technical Overview. Wireless communication is the transmission of voice and data signals through the air, without a physical connection, such as metal wire or fiberoptic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length, or frequency, and intensity. The range of electromagnetic waves is called the spectrum, which encompasses sound near the low end and light toward the higher end. In between is the radio spectrum which is used in all wireless communications. Radio Frequency ("RF") indicates lower frequencies, while "microwave" refers to relatively higher frequencies in the spectrum.

     Different types of wireless communications systems utilize different frequencies in the spectrum. Frequency is measured in cycles per second, or Hertz. The spectrum currently in use by all types of wireless communications equipment ranges from 1 kilohertz (1 thousand cycles per second) to 20 gigahertz (20 billion cycles per second). The Federal Communications Commission ("FCC") allocates portions of the spectrum for the various types of wireless communication systems. Wireless communications systems currently in use include cellular telephones and base stations, wireless cable, satellite communications, global positioning systems, direct broadcast satellites, local area networks, as well as radar systems. Currently in the development stage are personal communications systems. The Company's products are designed for use in these applications.

     Products The Company's products are divided into three groups: (i) Building Block Components; (ii) Design, Production
Test and Installation Support Equipment and (iii) Monitoring and
Quality Assurance Products.

     Building Block Components

     The Company offers several types of Building Block Components. One of its product offerings, Voltage Controlled Oscillators
(VCO's), are components which provide a precise signal source within a frequency range. They are widely used in transmitting and receiving equipment. The Company offers two lines of VCOs:

     MicroSource.  MicroSource VCOs are extremely low phase noise
VCOs, engineered to deliver high performance and solid reliability by reducing phase noise to the lowest possible level in both digital wireless and personal communication systems.

     VCOs are used in these systems essentially as wireless channel changers that direct RF frequencies to the appropriate channels during voice, data or video transmission. In the process, they generate phase noise, which is any unwanted noise like hissing, crackling or static. When there is too much phase noise on one channel, it negatively impacts adjacent channels, causing signal degradation and ultimately a reduction in the overall capacity and quality of the wireless system itself. The lower the phase noise, the higher and clearer the quality of signal transmission in a wireless system. This is where MicroSource VCOs offer an advantage
- - they offer extremely low phase noise in a small size, low cost VCO, that is capable of tuning in the cellular frequency range.

     MicroSource VCOs are available in both pin type and surface mount packages. Inexpensive, surface mount ceramic packaging (less than .5" square) is also available on tape and reel for high volume applications.

     M3500 VCOs.  The M3500 Series features 13 different standard
VCOs covering a broad spectrum of the frequency range - from 100
MHz to 3.5 GHz.

     With their rugged design and reliable performance characteristics, these VCOs are designed for use in everything from synthesizers and digital modems to direct broadcast, spread spectrum and wireless communication systems. Each M3500 VCO is electrically identical to the next, with very consistent performance.

     The M3500 VCO Series was designed, developed and tested at QUALCOMM, Inc. - an engineering company widely known for its advanced communications systems and products based on digital wireless technologies. QUALCOMM engineers designed these VCOs with an overall systems perspective, focusing on a wide range of parameters that have a large, although indirect, impact on system noise performance. On November 1, 1994, the Company acquired the sole rights to manufacture and distribute the QUALCOMM VCOs, adding them to its existing MicroSource family of VCOs.

     During its fiscal year ended March 31, 1996 ("Fiscal 1996"), the Company expanded its line of M3500 VCOs to include surface mount packaging and smaller sizes.

     Discrete Components.   The Company produces a line of
microwave signal processing components which are primarily used in military applications. Among these products are solid state switches which are used to change the direction or timing of RF and microwave signals. The Company also produces phase detectors which are used to convert RF and microwave signals into usable information and data.

     Noise Sources. The Company offers numerous sizes, styles and models with varying degrees of capabilities that can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. The Company's noise source products range from relatively simple items with no control mechanisms or auxiliary components to complex, automated components containing computerized or microprocessor based controls. Prices of noise source devices range from approximately $200 to $25,000 per unit, with most sales occurring between $700 and $2,500 per unit.

     The Company's noise source products are widely used in radar systems as part of built-in test equipment to continuously monitor the radar receiver. Impulses of noise are applied to the receiver to measure the radar sensitivity, signal gain and frequency bandwidth. Noise is also used as a reference to set the threshold of the light intensity on the radar display. Most of the radar applications are for aircraft, airport ground controls, collision avoidance systems and ships.

     Design, Production Test and Installation Support
     Equipment

     The Company's Design, Production Test and Installation Support Equipment are primarily used to determine if wireless communications systems are capable of intelligently receiving the information being transmitted and whether the information so received can be manipulated so as to ensure quality reception in the form of voice quality, efficient hand-off and other factors that a subscriber would believe important so that he believed he was receiving a quality service.

     Modern technology in communications is placing increasing demands on test and measurement instrumentation. Complex measurements must be taken at increasing speeds to enhance productivity, offer better accuracy, provide wider performance ranges, present repeatable results, and to assist in permitting a reliable life cycle at a cost-effective price. The Company's products are designed to respond to the increased demands for this type of equipment.

     The widest application is to measure unwanted noise and interference in devices and components used in communications equipment. This is done at the design stage, during production of the communication system and during installation of the communications system in the field. This is generally accomplished by comparing a signal with known characteristics to the unwanted noise found in the communications system or on the environment being tested. By generating a random noise signal, in combination with a live transmission signal, a carrier to noise instrument or noise generator simulates real world signals and allows the designer, manufacturer or installer to determine if its product is performing to specifications. Testing is generally more cost-efficient, faster and more accurate than alternative methods.

     The Company's instruments generally include noise sources and incorporate state-of-the-art software and hardware, encompassing RF, analog, and digital signal processing. Many types of tests are able to be performed by these instruments, including distortion measurements of transmitters and receivers which operate in high density signal environments, noise figure measurements, bit error rate testing and precision carrier to noise generation. The selling prices for these new products range from $10,000 to over $40,000 per unit.

     Monitoring and Quality Assurance Products.

     The Company's Monitoring and Quality Assurance products are marketed under the Company's MicroCal trademark.

     Micro-Cal was designed by the Company to respond to perceived needs following management's discussions with operators of cellular base stations. The Company became aware that failed radios were something that would be quickly noticed and corrected. There were, however, many other subtle, often undetectable failures that were having a negative impact on wireless system performance, such as co-channel interference, noise, inadequate radio gain and bandwidth reduction, that were more difficult to identify. Service providers advised the Company that these subtle failures were the source of the problem approximately 90 percent of the time, and often required field technicians to spend most of their time tracking them down.

     The MicroCal Test Module was designed to instantaneously capture subtle breakdowns in system performance before they can affect the quality of wireless service. Generally, wireless channels are more or less randomly-tested. A test signal is sent through the middle of the band; and if there is a problem in another part of the band, it will probably go undetected, or at the very least, take a while to find. Often a field technician is required to be dispatched to the cell site to test each band one-at-a-time, a task that could take hours.

     Testing is quicker, more complete and accurate with the MicroCal module. It covers the complete bandwidth with a broadband signal, so the system is tested in a fraction of the time it now takes. In addition, the MicroCal module can be used to isolate intermittent failures and to measure receiver sensitivity, bandwidth characteristics and gain - just a few of the subtleties that can affect wireless system performance.

     At only 1/4" square, the MicroCal module can be added to the front end of a wireless receiver, or incorporated into a customer's system design. With the MicroCal module built into the communication system, the Company believes it will dramatically improve the systems' capability for detecting small errors and sensitivities that impact performance - whether through a remote test, computerized test or a test on location at the cell site.

     Manufacturing

     The Company's Building Block Components that require automated assembly equipment are generally manufactured by third parties and tested by the Company for quality assurance. The length of the production process for these products is usually completed within two to three weeks. Manufacturing of the Company's other products, which involve less automated assembly equipment, takes place at its New Hampshire facility. The length of the production process for these products ranges from one to twenty-four weeks. The Company may maintain inventory of the raw materials required for production of its products for a period of up to one year or more.

     Suppliers

     The Company has approximately 300 suppliers, a few of which are a sole source for some raw materials. Over the past ten years, the Company has not experienced any unusual supply problems and does not anticipate any in the foreseeable future. The Company does not believe there would be any significant business disruption if it were to lose one of its sole suppliers because it has sufficient inventory to give it time to develop an alternative.

     Sales and Marketing

     In the past, the Company's primary business was to engineer, manufacture and market high performance, high reliability microwave signal processing components used in military applications like advanced radar systems. Recently, the Company has shifted its focus to the increased opportunities available in the commercial marketplace. As a result of this shift the Company believes that variances in its business will now be more dependent on general business cycles, changes in market demand for the commercial products built with the Company's components, and on technological innovations. The percentage of the Company's orders attributable to commercial versus military customers has consistently increased over the last several years. In Fiscal 1995 the approximate mix of customer orders was 50% for commercial applications and 50% for military applications, while in Fiscal 1996 this mix was approximately 60% for commercial applications and 40% for military applications of which 10% is directly to the military.

     The Company's sales are made through direct sales personnel or through independent sales representatives who promote and solicit orders for the Company's products on a commission basis in exclusive marketing territories. The Company selects its sales representatives on the basis of technical and marketing expertise reputation within the industry and financial stability. These sales representatives represent other manufacturers with products complementary to rather than competitive with, the Company's products.

     The Company also uses various methods to promote its products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, and participation in trade shows. The Company increased its advertising expenditures during Fiscal 1996 and intends to further expand these activities in its current fiscal year.

     The Company has recently engaged several distributors for its M3500 line of VCOs. These distributors maintain inventories of the Company's products for resale to their customers. The Company recognizes revenues from sales to distributors at the time of shipment to the distributor. As is common in the industry, the Company may grant price protection to distributors. Under this policy, distributors will be granted credits for the difference between the price they were originally charged for products in inventory at the time of a price reduction and the reduced price which the Company subsequently charges distributors. From time to time, distributors may also be granted credits on an individual basis for Company-approved price reductions to specific customers made to meet competition. The Company may also grant distributors limited rights to return products. The Company maintains a reserve against which these credits and returns are charged.

     Customers

     The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or military marketplace. Many of those customers are prime contractors for military work or larger Fortune 500 companies with world-wide operations. Management believes it has a strong reputation for high performance products.

     Key customers of the Company include Alcatel, Lucent, EF Data, Hughes, Loral, and Stanford Telecom in the commercial market, and Litton Industries, Texas Instruments, General Dynamics and Northrop Grumman in the military market. The Company's customers buy products from the Company on the basis of purchase orders, rather than long-term supply contracts.

     Competition

     The Company is subject to active competition in the sale of virtually all of its products. Its competitors, including divisions of major corporations, have significantly greater resources than those currently available to the Company. Additionally, some of the Company's customers compete directly by manufacturing certain components themselves, rather than purchasing them from the Company. Large foreign firms, principally Japanese, manufacture competitive products in larger production runs than those of the Company.

     The Company believes that its VCOs produced for use in commercial applications compete with other manufacturers' products manufactured for military applications, compete primarily on the basis of quality. These products are typically high performance, high reliability components which are required to meet high quality standards.

     The Company considers Mini-Circuits Laboratory, Var-L Company, Inc., Z-Com, Inc., Synergy Microwave, Modco, Inc. as competitors in the VCO market.

     Its primary competitors in the noise source and instrument market are Wireless Telecom Group, Inc. and Hewlett Packard.

     Research and Development

     The Company maintains an engineering staff of five individuals as of June 30, 1996, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation and were approximately $157,408 and $182,000 for the years ended March 31, 1996 and 1995, respectively.

     The Company intends to expand its research and development activities and considers these efforts to be vital to its future business expansion and success.

     Government Regulation

     In many instances, the Company has been required to obtain export licenses before filling foreign orders. United States Export Administration regulations control high tech exports like the Company's products for reasons of national security and compliance with foreign policy, to guarantee domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Thus, any foreign sales of the Company's products requiring export licenses must comply with these general policies. Although the Company has not experienced any significant export licensing problems to date, such problems may arise in the future, since many of the Company's products have military and other governmental applications.

     Employees

     As of June 21, 1996, the Company had 40 full-time employees including four engaged in management and administration, five in engineering, 25 in production and testing, and six in sales. The
Company believes that its employee relations are good.

     Patents and Trademarks

     The Company has been granted U.S. patents on products in its Building Blocks Product line (MicroSource VCOs) and its Monitoring and Quality Assurance (MicroCal) product line. In the absence of patents, the Company relies upon trade secret laws to protect its confidential and proprietary information. Due to the rapid rate of technological change in its market, the Company believes that the ability to innovate is of greater importance to its business than availability of patents and proprietary rights. Other barriers to competitor entry include the time and expense of new competitors to design and manufacture components and the difficulty of selling to an established customer who has already designed the Company's products into its equipment.

     The Company has registered "Micronetics," "The Noise Line," and "The Noise Source" as trademarks with the U.S. Patent and Trademark Office. It has applied for registration of the trademarks "PocketSource", "Intelligent Components for a Wireless World", "MicroSource" and "MicroCal", but there is no assurance that these applications will be accepted.

     Warranty and Service

     The Company generally provides one year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventative maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required outside the warranty period are not covered by the Company's warranty.

     In cases of defective products, the customer typically returns them to the Company's facility. The Company's service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's plant, and it charges its customers a fee for those service items that are not covered by warranty. It does not offer its customers any formal written service contracts.

     Product Liability Coverage

     The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability by customers and others. Claims may be asserted against the Company by end-users of any of the Company's products. The Company maintained product liability insurance coverage with an aggregate annual liability coverage limit, regardless of the number of occurrences, of $2,000,000. There is no assurance that such insurance will continue to be available at a reasonable cost or sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on it.

ITEM 2.   Description of Property.

     The Company operates out of 15,500 square feet of general office, warehouse and manufacturing space in a 31,000 square foot building that it acquired during Fiscal 1996, which is located at 26 Hampshire Drive, Hudson, New Hampshire 03051. The building is located in an industrial park and the Company believes its premises are in good condition. The Company presently leases out 15,500 square feet of this facility pursuant to a lease with an unaffiliated entity.

ITEM 3.   Legal Proceedings.

     The Company is not engaged in any material legal proceedings.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

                            PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          (a) The Common Stock is traded on the over-the-counter market under the symbol NOIZ. The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 1994 until June 26, 1996 as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), were as follows:
                                       Bid Prices

                                   High            Low
Quarter Ended

Fiscal 1995

     First Quarter                  2 5/16        1 1/4
     Second Quarter                 1 7/16        1 1/4
     Third Quarter                  1 13/16       1 5/8
     Fourth Quarter                 2 3/16        1 5/16

Fiscal 1996

     First Quarter                  3 1/16        1 9/16
     Second Quarter                 4 3/4         2 7/16
     Third Quarter                  2 3/4         2
     Fourth Quarter                 3 5/8         1 3/4

Fiscal 1997

     First Quarter                  3 7/16        2 1/4
       (through June 26, 1996)

          These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     (b) The number of recordholders of the Common Stock as of June 26, 1996 was 320. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in "street" name.

     (c) The Company has not paid any cash dividends during its two most recent fiscal years, nor any subsequent interim period. Under the Company's loan agreement with Bank of New Hampshire (the "Bank"), it is restricted from paying dividends without the consent of the Bank.

ITEM 6.  Management's Discussion and Analysis.

     (a)  Results of Operations.

     Net sales for the Company's fiscal year ended March 31, 1996
("Fiscal 1996") were $3,686,479 as compared to net sales of $2,548,093 for its fiscal year ended March 31, 1995 ("Fiscal 1995), an increase of $1,138,386 or 45%. This was primarily due to increased sales of the Company's Building Block Components.

     Gross profit as a percentage of net sales increased to 40.5% in Fiscal 1996 from 33.2% in Fiscal 1995. Gross profit has increased and is expected to further increase as the Company continues to expand its commercial wireless activities. Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased to 25.8% from 21.5% in Fiscal 1995. The increase in SG&A was attributable primarily to higher advertising and marketing expenses. As the Company's commercial activities increase, the Company expects to continue to increase its marketing and advertising activities. Research and development expenses decreased to $157,408 from $181,551 due to a somewhat lessening of development expenditures to develop the Company's MicroSource, M3500 and MicroCal product lines. These costs are expected to increase during the Company's current fiscal year.

     The Company had net income for Fiscal 1996 of $325,694 or $.10 per share. This compared to net income of $239,541 or $.08 per share, including an extraordinary item gain on lease improvements of $51,283, or $.02 per share, and an extraordinary gain from the cumulative effect of accounting change for income taxes of $150,000, or $.05 per share, during Fiscal 1995.

     (b)  Liquidity and Capital Resources.

     On March 31, 1996, the Company's working capital was
$1,828,582 as compared with working capital of $1,646,010 at March 31, 1995. This reflects a current ratio of 4.76 to 1 at March 31, 1996 as compared to 4.16 to 1 at March 31, 1995.

     Net cash of $28,154 was provided by operating activities during Fiscal 1996 as compared to $49,856 during Fiscal 1995. Net cash used by investing activities during Fiscal 1996 was $1,065,368 as compared to net cash used by investing activities of $194,991 during Fiscal 1995. The Company purchased a 31,000 square foot facility during Fiscal 1996, 50% of which it uses as its primary manufacturing facility. Otherwise the use of cash during each period was primarily due to the Company's purchase of equipment. Net cash provided by financing activities during Fiscal 1996 was $895,873 as compared to $241,176 during Fiscal 1995. This was primarily due to the Company's refinancing and borrowing of an aggregate of $1,030,000 to purchase its facility in February 1996.

     In February 1996, the Company refinanced its outstanding bank loan with a $225,000 loan from the Bank. This term loan requires monthly principal repayments of $5,000 plus accrued interest thereon. This loan bears interest at the Bank's Prime Rate plus 1.0% and is secured by substantially all of the assets of the Company. In February 1996, the Company also borrowed $440,000 from the Bank and granted the Bank a first mortgage on its new facility. This loan bears interest at the Bank's Prime Rate plus 1.0% and the final payment is due in February 2006. It also borrowed $365,000 from the SBA and granted the SBA a second mortgage on this facility. This loan bears interest at 6.763% and is due on March 1, 2016.

     In accordance with the Bank's loan, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios.

     The Company issued $225,000 of 8% Convertible Subordinated Debentures during the Fiscal 1995. The debentures were due on April 30, 1996 and, until then, were convertible into Common Stock at $1.67 per share. Of the debentures issued, $50,000 were to related parties. During Fiscal 1996, holders of $200,000 of the debentures converted their debentures into 119,760 shares of Common Stock.

ITEM 7.  Financial Statements.

     This information is contained on pages F-1 through F-18 hereof.

(a) (1) Financial Statements                                 Page

Report of Independent Auditor. . . . . . . . . . . . . . . . .F-1

Balance Sheets - March 31, 1996 and 1995.. . . . . . . .F-2 - F-3

Statements of Income, Years
ended March 31, 1996 and 1995. . . . . . . . . . . . . .F-4 - F-5

Statements of Changes in Shareholders'
Equity, Years ended March 31, 1996 and 1995. . . . . . . . . .F-6

Statements of Cash Flows,
Years ended March 31, 1996 and 1995. . . . . . . . . . .F-7 - F-8

Notes to Financial Statements,
March 31, 1996 and 1995. . . . . . . . . . . . . . . . F-9 - F-18

(a) (2)  Financial Statement Schedules

Schedule 8 - Valuation and Qualifying Accounts . . . . . . . .S-1


ITEM 8.      Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.

     None.

                            PART III

     The information to be contained herein is incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 1996.

                            PART IV

ITEM 13.  Exhibits and Reports on Form 8-K.

(a)          Exhibits

      3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 83-16453 (the "Registration Statement").

      3.2    By-Laws of the Company incorporated by reference to
             Exhibit 3.2 of the Registration Statement.

     10.1 Incentive Stock Option Plan incorporated by reference to Exhibit 10.1 of the Registration Statement.

     10.2 Executive Stock Option Plan incorporated by reference to Exhibit 10.2 to the Registration Statement.

     10.3    Lease Agreement between Tamposi Family Investment
             Properties and the Company dated February 1, 1995.

     10.5    Form of Subscription Agreement with Supplement and
             Convertible Debenture pursuant to private offering dated incorporated by reference to Exhibit 10.7 of the 1994 10-K.

     10.6 Stock Option Plan approved by the Board of Directors of the Company incorporated by reference to Exhibit
             10.8 of the 1994 10-K.

     10.7    Loan Agreement dated February 2, 1996 between the
             Company and the Bank of New Hampshire incorporated by reference to Exhibit 7(c)(1) of the Form 8-K filed with the Securities and Exchange Commission on February 16, 1996.

     10.8    Authorization and Debenture Guaranty Agreement dated
             February 2, 1996 between the Company and the U.S.
             Small Business Administration.

(b) Reports on Form 8-K

     During the last quarter of its fiscal year ended March 31, 1996, the Company filed one report on Form 8-K with the Securities and Exchange Commission on February 16, 1996 describing the financing and purchase of the building.

                           SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MICRONETICS WIRELESS, INC.


Dated: June 26, 1996          By:  s/Richard S. Kalin
                                   Richard S. Kalin,
                                   Chairman and President

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature              Title                      Date



s/Richard S. Kalin     Chairman and President     June 26, 1996
Richard S. Kalin       (principal executive
                       and financial officer)



s/David Siegel         Director                   June 26, 1996
David Siegel



s/Roy L. Boe           Director                   June 26, 1996
Roy L. Boe



s/Donna Hillsgrove     Treasurer and              June 26, 1996
Donna Hillsgrove       Secretary
                       (principal accounting
                       officer)





micronet\10K.96

                        PAUL C. ROBERTS
                   Certified Public Accountant
                      600 Bedford Road BHA
                    Pleasantville, NY  10570

                         (914) 741-1508

                  INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Micronetics Wireless, Inc.
Hudson, New Hampshire

     I have audited the accompanying balance sheets of Micronetics Wireless, Inc. as of March 31, 1996 and 1995 and the related statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits in connection with my audits of the financial statements. I have also audited the financial statement schedules as listed in the accompanying index.

     I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the
financial statements are free of material misstatement.   An audit
includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micronetics Wireless, Inc. as of March 31, 1996 and 1995 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also in my opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                        PAUL C. ROBERTS
                                        Certified Public Accountant

Pleasantville, New York
June 23, 1996

                    MICRONETICS WIRELESS, INC.
                          BALANCE SHEETS
                      MARCH 31, 1996 AND 1995

                              ASSETS
                             (Note 3b)


                                           1996           1995
                                        ----------     ----------
Current assets:
  Cash and cash equivalents             $  146,674     $  288,015
  Accounts receivable, net of
   allowance for doubtful accounts
   of $33,437 and $44,661 at March
   31, 1996 and 1995, respectively         688,828        555,246
  Inventories                              834,209        703,241
  Insurance claim receivable               596,376        574,662
  Prepaid expenses                          23,793         24,126
  Deferred tax asset                        25,000         21,428
                                        ----------      ---------

     Total current assets                2,314,880      2,166,718
                                         ---------      ---------

Property and Equipment:
  Furniture, fixtures and equipment        988,624        849,247
  Equipment held under capital leases      102,535         85,035
  Building improvements                    840,247         71,284
  Land                                     162,000           -
                                         ---------       ---------
                                         2,093,406      1,005,566
  Less: accumulated depreciation
   and amortization                       (674,128)      (579,149)
                                         ---------       ---------
                                         1,419,278        426,417
                                         ---------       ---------
Other assets:
  Security deposits                          5,086          2,443
  Intangibles, net of accumulated
   amortization of $14,647 and             109,814        111,766
   4,167 at March 31, 1996 and
   March 31, 1995, respectively
  Deferred tax asset                       151,391        128,572
                                          ---------      --------
                                           266,291        242,781
                                          ---------      ---------
                                        $4,000,449     $2,835,916
                                         =========      =========

See accompanying notes to financial statements.

                   MICRONETICS WIRELESS, INC.
                          BALANCE SHEETS
                      MARCH 31, 1996 AND 1995

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                             1996           1995
                                           --------      ---------
Current liabilities:
  Note payable - bank, current
    portion                             $    77,431    $    60,000
  Current portion - capital leases
   payable                                   13,551         14,643
  Convertible debenture payable              25,000            -
  Accounts payable                          218,046        288,322
  Accrued expenses and taxes, other         148,455        134,570
   than income taxes
  Income taxes payable                        3,815          3,973
  Deferred sales                               -            19,200
                                          ----------   -----------

     Total current liabilities              486,298        520,708
                                          ----------   -----------

Long-term debt -- Net of current
  portion
  Note payable - bank                       947,089        175,000
  Capitalized lease obligations               7,978          5,283
  Convertible debentures payable               -           225,000
                                          ---------    -----------
                                            955,067        405,283
                                          ---------    -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock - $.10 par value;
    authorized - 100,000 shares;
   issued and outstanding - 0 shares
   at March 31, 1996 and 1995
  Common stock - $.01 par value;
   authorized - 10,000,000 shares;
   issued and outstanding - 3,116,638
   and 2,844,698 shares at March 31,
   1996 and 1995, respectively               31,166         28,447

  Additional paid - in capital            2,335,530      2,014,784
  Retained earnings (deficit)               192,388       (133,306)
                                          ---------    -----------
                                          2,559,084      1,909,925
                                          ---------    -----------
                                         $4,000,449    $ 2,835,916
                                          =========     ==========

See accompanying notes to financial statements.


                   MICRONETICS WIRELESS, INC.
                       STATEMENTS OF INCOME
            FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                          1996           1995
                                         ----------    -----------
Net sales                               $ 3,686,479    $ 2,548,093

Cost of sales                             2,195,847      1,701,410
                                         ----------    ------------
Gross profit                              1,490,632        846,683
                                         ----------    ------------
Selling, general and administrative
  expenses                                  950,189        547,024
Research and development expenses           157,408        181,551
Legal fees - related party                   42,289         29,324
                                         ----------    ------------
                                          1,149,886        757,899
                                         ----------    ------------
Income from operations                      340,746         88,784
                                         ----------    ------------
Other income (expense):
  Interest income                             3,172          5,609
  Interest expense                          (54,299)       (41,535)
  (Loss) on investments                        -           (11,600)
  Gain on sale of equipment                  13,500           -
                                         ----------    -----------
                                            (37,627)       (47,526)
                                          ---------    -----------
Income before provision for income
  taxes, extraordinary item and
   cumulative effect of accounting
      change                                303,119         41,258
Provision for income taxes                  (22,575)         3,000
                                          ---------     ----------
Income before extraordinary item            325,694         38,258

Extraordinary item - Gain on lease
  improvements from flood                      -            51,283

Cumulative effect of accounting
  change for income taxes                      -           150,000
                                          ---------    -----------
Net income                              $   325,694    $   239,541
                                          =========    ===========

See accompanying notes to financial statements.


MICRONETICS WIRELESS, INC.
                       STATEMENTS OF INCOME
            FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                            (continued)
                                           1996             1995
                                         --------       -----------
Primary and fully diluted earnings
  per common share:
Income before extraordinary item
  and cumulative effect of account-
  ing change                                 $.10           $.01
Extraordinary item - Gain on lease
  improvements                                 -             .02
Cumulative effect of accounting
  change                                       -             .05
                                        ---------      -----------
Net income                                   $.10           $.08
                                        =========      ===========
Weighted average shares outstanding
  Primary                               3,288,374      3,052,831
  Fully diluted                         3,288,374      3,173,467
                                        =========      =========




















See accompanying notes to financial statements.



                       MICRONETICS WIRELESS, INC.
              STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1996 AND 1995



                   Common Stock     Additional
                            Par     Paid-In       Retained
                  Shares    Value    Capital      Earnings     Total
Balance -
March 31, 1994    2,747,948 $27,480 $1,925,127    $(372,847)   $1,579,760

Shares issued in
  private place-
  ment               51,750     517     58,857        -            59,374

Shares issued
  upon conver-
  sion of stock
  options            45,000     450     30,800        -            31,250

Net income            -        -          -         239,541       239,541
                  ---------- -------- ---------   ---------      ----------
Balance -
  March 31, 1995  2,844,698  28,447  2,014,784     (133,306)   $1,909,925

Shares issued on
  conversion of
  debentures        119,760   1,197    198,803        -           200,000

Shares issued upon
  conversion of
  options           150,680   1,507    120,743        -           122,250

Shares issued for
  services            1,500      15      1,200        -             1,215

Net income

Balance -
  March 31, 1996      -        -          -         325,694       325,694
                  --------- ------- ----------   ----------     ---------
                  3,116,638 $31,166 $2,335,530   $  192,388    $2,559,084
                  ========= ======= ==========      =======     ==========

See accompanying notes to financial statements.



                      MICRONETICS WIRELESS, INC.
                        STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1996 AND 1995


                                               1996          1995
                                             --------      --------
Cash flows from operating activities:
  Net income                               $   325,694    $ 239,541
Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Depreciation and amortization                105,459       96,286
  (Gain) on sale of assets                     (13,500)        -
  Unrealized loss on investments                  -          11,600
  (Gain) on lease improvements from
     flood                                        -         (51,283)
  Inventory reserve                               -         750,000
  Shares issued for services                     1,215         -
  Deferred tax asset                           (26,391)    (150,000)
Changes in assets and liabilities:
  (Increase) decrease in accounts
     receivable                               (133,582)       9,797
  (Increase) decrease in inventories          (130,968)    (421,474)
  (Increase) in insurance claim
     receivable                                (21,714)    (574,662)
  (Increase) decrease in prepaid
     expenses and other current
     assets                                        333      (11,567)
  (Increase) decrease in security
     deposits and other assets                  (2,643)         600
  Increase (decrease) in accounts
     payable                                   (70,276)     123,389
  Increase (decrease) in accrued expenses
     and taxes, other than
     income taxes                               13,885        8,354
Increase (decrease) in income taxes
     payable                                      (158)          75
Increase (decrease) in deferred sales          (19,200)      19,200
                                            -----------    ---------
Net cash provided by operating
  activities                                    28,154       49,856
                                            -----------    ---------

Cash flows from investing activities:
  Purchase of property and equipment        (1,070,340)     (78,978)
  Purchase of patents and licenses              (8,528)    (115,933)
  Proceeds from sale of assets                  13,500         -
                                            -----------    ---------

Net cash (used) by investing activities    (1,065,368)     (194,911)
                                           -----------    ---------
See accompanying notes to financial statements.


MICRONETICS WIRELESS, INC.
                        STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1996 AND 1995

                               (continued)

                                               1996          1995
                                             --------     ---------
Cash flows from financing activities:
  Repayment of bank loans                  $  (240,480)   $ (60,000)
  Borrowings of long-term debt               1,030,000         -
  Net proceeds from stock options
     exercised                                 122,250       31,250
  Principal payments on capital lease
     obligations                               (15,897)     (14,448)
  Proceeds from issuance of sub-
     ordinated convertible debentures             -         225,000
  Proceeds from private placement                 -          59,374
                                           -----------    ---------
Net cash provided by financing
  activities                                   895,873      241,176
                                           -----------    ---------
Net increase (decrease) in cash and
  cash equivalents                            (141,341)      96,121

Cash and cash equivalents, begin-
     ning of year                              288,015      191,894
                                           -----------    ---------
Cash and cash equivalents, end of year     $   146,674    $ 288,015
                                           ===========     ========
Supplemental Disclosure of Cash Flow
  Information:

Cash paid during the years for:

  Interest                                 $    48,776    $  37,471
  Income taxes                             $     3,974    $   2,925

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended March 31, 1996, the Company converted convertible debentures of $200,000 into 119,760 shares of common stock of the Company per conversion agreement.

During the year ended March 31, 1996, the Company issued 1,500 shares of its Common Stock in exchange for services of $1,215.

During the year ended March 31, 1996, the Company acquired equipment through a capital lease obligation in the amount of $17,500.

See accompanying notes to financial statements.

                                   F-8

                   MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995


1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business:
The Company changed its name in September 1995 from Micronetics, Inc. to Micronetics Wireless, Inc. The Company is engaged in the design, development, manufacture and marketing of a broad range of high performance wireless components and test equipment used in digital cellular, microwave, satellite, radar and communication systems around the world. Approximately 25% of the Company's sales derive from foreign markets.

(b) Inventory Valuation:
Inventory is valued at the lower of cost (first-in, first-out method) or market.

(c) Depreciation and Amortization:
Fixed assets are reflected at cost.

Depreciation and amortization of fixed assets are computed by both straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their expected useful lives.

(d) Intangibles:
Patents and licensing agreements are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets. Patents and licensing agreements are both being amortized over 10 years.

(e) Income taxes:
The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

(f) Research and Development Costs:
Research and development costs are charged to expense in the year incurred. The amounts expensed for the years ended March 31, 1996 and 1995 were approximately $157,000 and $182,000, respectively.

                  MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995


1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Net Income Per Share:
Primary and fully diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

(h) Statement of Cash Flows:
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(i) Use of Estimates:
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

(j) Vulnerability Due to Certain Concentrations:
All of the Company's assets and operations are located in a single facility.

(k) Revenue Recognition:
The Company recognizes revenues when goods are shipped.

(l) Reclassification:
For comparative purposes, certain prior year amounts have been reclassified to conform with current year presentation.

(m) Recent Accounting Pronouncements
In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). This statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable and that such assets be reported at the lower of carrying amount or fair value. The Company will adopt the provisions of this statement in the year ended March 31, 1997.

Also in 1995, Statement of Finanacial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued, which is effective for fiscal years beginning after December 15, 1995. This statement requires footnote disclosure of the pro forma impact on net earnings and earnings per share of the compensation cost that would have been recognized if the fair value of all stock-based

                   MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995


1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

awards was recorded in the income statement. The disclosure provisions of this statement will be adopted in the year ended
March 31, 1997.

2--INVENTORIES
Inventories consist of the following:

                                        March 31,      March 31,
                                          1996           1995
                                        ---------      ---------

               Raw materials and
                 work-in-process        $649,657       $ 596,095
               Finished goods            184,552         107,146
                                        --------       ---------
                                        $834,209       $ 703,241
                                        ========       =========

3--LONG-TERM DEBT

The following table summarizes the Company's long-term debt:

                                   March 31,   March 31,
                                   1996        1995
                                   --------    --------
Debentures
  8% Debentures due
   April 30, 1996 (c)              $  25,000   $225,000

Notes
  Prime plus 1% note due
   February, 1999 (a)                   -       235,000
  Prime plus 1% note due
   February, 2006 (b)                439,520      -
  Prime plus 1% note due
   November, 1999 (b)                220,000
  6.763% note due March, 2016 (b)    365,000      -

Capital lease obligations (d)         21,529     19,926
                                     -------    -------

Total                              1,071,049    479,926

Less current maturities              115,982     74,643
                                    --------    -------

Total long-term debt               $ 955,067   $405,283
                                    ========    =======

                  MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995

3--LONG-TERM DEBT (CONTINUED)

(a)  Note Payable - Bank
During the year ended March 31, 1994 the Company obtained financing from a bank for $300,000. The agreement calls for payments of $5,000 per month from March, 1994 through February, 1999. The note bears interest at the rate of prime plus 1%. During the year ended March 31, 1996, this note was repaid in full.

(b) During the year ended March 31, 1996 the Company financed the purchase of its building with three loans. The Company borrowed from a bank $440,000 which bears interest at prime plus 1% and is due in equal monthly installments with the final payment due on February 2, 2006. The Company also borrowed (from the same bank) $225,000 with interest at prime plus 1% with payments of $5,000 monthly plus accrued interest and final payment is due November 1, 1999. The Company has also negotiated a secured revolving credit agreement with this bank that permits borrowings of up to $500,000 with interest at prime plus 1%. The revolving line of credit expires on August 31, 1996. The Company has no amount outstanding under this line of credit at March 31, 1996.

These two loans contain certain covenants pertaining to financial ratios and payment of dividends. At March 31, 1996 the Company is not in violation of these covenants.

The Company also borrowed $365,000 from the Small Business Administration, and bears interest at 6.763% per annum. Payments are due in monthly installments of 2,777 through March 1, 2016 when the full and unpaid balance of principal and interest become due. These loans are secured by substantially all of the assets of the Company.

(c) Convertible Subordinated Debentures
The Company issued $225,000 of 8% Convertible Subordinated Debentures during the year ended March 31, 1995. The debentures were due April 30, 1996. The debentures are convertible into the Company's common stock at $1.67 per share. Of the debentures issued, $50,000 were to related parties. During the year ended March 31, 1996, holders of $200,000 of the debentures converted into 119,760 shares of the Company's Common Stock.

(d) Obligation Under Capital Leases:
Leases are reflected at their present value based upon an imputed interest rate of 12% per annum.

The assets are depreciated over their estimated productive lives.
For the years ended March 31, 1996 and 1995 depreciation of assets under capital leases is included in depreciation expense.

MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995

3--LONG-TERM DEBT (CONTINUED)

As of March 31, 1996 and 1995, property held under capital leases was as follows:

                                        March 31,      March 31,
                                        1996           1995
                                        ---------      -------

     Machinery and equipment            $102,535       $85,035
     Less:  accumulated depreciation      42,958        34,016
                                        --------       -------
                                        $ 59,577       $51,019
                                        ========       =======

Annual maturities of long term debt due in the next five years will approximate $116,000 (1997), $86,000 (1998), $79,000 (1999),
$61,000 (2000), $23,000 (2001), and $706,000 thereafter.

 4--INCOME TAXES

The Company adopted SFAS No. 109, "Accounting for Income Taxes." Under the standard, a deferred tax liability or asset is recognized for the estimated future tax effects attributable to net operating loss carry-forwards and to temporary differences between the tax basis and GAAP basis of an asset or liability. Under this method, the Company's deferred tax assets and liabilities were determined by applying federal and state tax rates currently in effect to its cumulative temporary book/tax differences.

The Company's deferred tax asset relates entirely to its net operating loss carry-forwards and tax credits.

At March 31, 1996, the Company has recognized a deferred tax asset attributable to net operating loss carryforwards and tax credits. A valuation allowance has not been provided since management believes that all net operating losses and tax credits will be utilized.

At March 31, 1996 the Company has a net operating loss carryover for tax purposes of approximately $650,000 and tax credit carryovers of $28,000 for federal tax purposes, which losses and credits can be used to offset future income and credits through the year ending March 31, 2011.

MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995

4--INCOME TAXES (CONTINUED)

The following sets forth the provision for income taxes:
                                        March 31,      March 31,
                                          1996            1995
                                        ________       _________

Federal tax on income                   $  99,978      $ 6,200
State tax provided for                      3,816        3,000
Stock option compensation (a)             (86,563)
Deferred tax benefit                      (34,368)          -

                                          _______        ______
                                          (17,137)       9,200
Less:  Benefit from net operating
         loss carryforward                  5,438        6,200
                                           ______        _____

Provision for income taxes              $ (22,575)     $ 3,000
                                           ======        =====

(a) With the exercise of 150,680 of options, the Company derived a permanent difference for tax purposes of approximately
     $265,000.

 5--COMMITMENTS

Leases:
The Company had a "triple net" operating lease on real property with minimum annual rent payments ranging from $50,400 to $62,040 annually over the term of the lease. In addition to fixed rentals, this lease required the payment of all expenses incurred in connection with the operation of the leased premises. The lease was to expire January 31, 2000. During the year ended March 31, 1996 the Company purchased the building and land for a total of $915,114 which was financed by long-term debt.

Rent expense including real estate taxes, for the years ended March 31, 1996 and 1995 were $32,953 and $92,898, respectively.

                  MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995


6--MAJOR CUSTOMERS
Approximately 50% and 40% of the Company's net sales for each of the years ended March 31, 1996 and 1995, respectively, are for military applications of which 10% is directly to U.S. governmental agencies for both years.

7--CAPITAL STOCK, OPTIONS AND WARRANTS

(a) Common Stock:

(a) Private Placement
During the year ended March 31, 1995, the Company issued 51,750 shares of common stock in connection with a private offering. The net proceeds to the Company in this offering were $59,374, of which, $50,000 were from an officer and director of the Company.

(b) Stock Options:
(i) Stock Option Plans:
On August 7, 1987, the Company adopted an Incentive Stock Option Plan, pursuant to which the Company may grant options to purchase up to 100,000 shares of common stock in the form of incentive stock options as defined in Section 422A of the Internal Revenue Code.
In December 1989, an amendment to increase the number of shares of common stock which may be granted under the plan to 200,000 shares was approved by the shareholders of the Company. The plan requires that the exercise price of options granted not be less than the fair market value at the date of grant. With respect to holders of more than 10% of the Company's securities, the exercise price of the option must be equal to 110% of the fair market value at the date of grant. The maximum exercise period for any option under the plan is ten years from the date the option is granted (five years for an optionee who owns more than 10% of the Company's securities).

(b)(i)(1):
On August 7, 1987, the Company also adopted an Executive Stock
Option Plan, pursuant to which the Company may grant options to purchase up to 100,000 shares of common stock.

(b)(i)(2):
During the year ended March 31, 1995, the Company adopted a stock option plan, "1994 Stock Option Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of common stock.

                  MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995

7--CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

The following tables summarize the activity in options under the stock option plans:

                                                       Price
ISOP Plan                               Shares         Range
- ---------                               ------     ------------
Outstanding at March 31, 1994           135,500   $ .63 - $2.88
                                        -------    ------------
Exercised                                20,000           $ .63

Cancelled                                29,000   $1.06 - $2.88

Granted                                  62,200   $1.25 - $2.13
                                        -------    ------------
Outstanding at March 31, 1995           148,700   $ .63 - $1.25
                                        -------    ------------
Cancelled                                 6,600           $1.25

Exercised                                40,650   $ .63 - $1.25
                                        -------   -------------
Outstanding at March 31, 1996           101,450   $ .63 - $1.25
                                        -------   -------------
Exercisable at March 31, 1996            75,950   $ .63 - $1.25
                                        -------    ------------
ESOP Plan
- ---------
Outstanding at March 31, 1994           100,000   $1.06
                                        -------    ------------
Outstanding at March 31, 1995           100,000    1.06
                                        -------    ------------
Outstanding at March 31, 1996           100,000    1.06
                                        -------    ------------
Exercisable at March 31, 1996           100,000    1.06
                                        -------    ------------

MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995

7--CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

                                                       Price
Other Options                           Shares         Range
- -------------                           ------     ------------
Outstanding at March 31, 1994           330,000   $ .63 - $2.88
                                        -------    ------------
Granted                                  35,000   $ .75 - $1.25

Exercised                                25,000           $ .75

Cancelled                                10,000           $1.25
                                        -------    ------------
Outstanding at March 31, 1995           330,000   $ .63 - $2.88
                                        -------    ------------
Granted                                  60,000   $2.25

Exercised                               101,280   $ .63 - $.75
                                        -------    ------------

Outstanding at March 31, 1996           288,720   $.63 -  $2.88
                                        -------   -------------
Exercisable at March 31, 1996           288,720   $ .63 - $2.88
                                        -------    ------------

1994 Stock Option Plan:
- ----------------------

Outstanding at March 31, 1994              -        -
                                         -------   ----
Granted                                   55,000  $1.25
                                         -------   ----
Outstanding at March 31, 1995             55,000  $1.25
                                         -------   ----
Granted                                  207,500  $1.75 - $2.41
                                          ------   ------------
Exercised                                  8,750  $1.25 - $2.125
                                         -------   -------------
Outstanding at March 31, 1996            253,750  $1.25 - $2.41
                                         -------   -------------
Exercisable at March 31, 1996             69,750  $1.25 - $2.41
                                          ------   -------------

                  MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995


8--PREFERRED STOCK

Pursuant to the Company's certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 100,000 shares of preferred stock, par value $.01 per share, in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock.

9--INTANGIBLES

Intangible assets at March 31, 1996 and 1995 are as follows:

                                          1996       1995
                                        ---------  --------
Licensing agreements                    $ 100,000 $ 100,000
Patents                                    24,461    15,933
                                         -------- --------
                                          124,461   115,933
Less accumulated amortization              14,647     4,167
                                          ------- ----------
                                        $ 109,814 $ 111,766
                                          =======  ========

10--RELATED PARTY TRANSACTIONS

Related party legal fees of $42,289 and $29,324 for the years ended March 31, 1996 and March 31, 1995, respectively, were to a firm of which a member is an officer and shareholder of the Company.

11--CONTINGENCY

During the year ended March 31, 1995, the Company suffered damage to its inventory, lease improvements and equipment due to a flood. The Company had insurance to cover this contingency and as a result, wrote down its inventory, lease improvements and equipment and filed a claim with the insurance company for $962,643. During the year ended March 31, 1996, the Company accrued an additional claim for $21,714. At March 31, 1996, the Company, through arbitration, is negotiating a settlement for the damaged inventory.

                      MICRONETICS WIRELESS, INC.
            SCHEDULE 8 - VALUATION AND QUALIFYING ACCOUNTS



              Balance   Charged   Charged
                 at     to Costs    to                         Balance
             Beginning    and     Other                        at End
Description  of Period  Expenses  Accounts      Deductions(a)  of Period
- -----------  ---------  --------  --------      ------------   ---------

Reserve for
Bad Debts      $44,661   $18,291     -           29,515        $33,437
             =========  ========  =======       ===========    ========

(a) Write off of accounts receivable against reserve.














                                INDEX


10.8    Authorization and Debenture Guaranty Agreement dated February 2,
        1996 between the Company and the U.S. Small Business
        Administration.

























micronet\10k.96c

                       EXHIBIT 10.8

                                        SBA DEBENTURE NUMBER

                                        504-887106 30 08-CON

             U.S. SMALL BUSINESS ADMINISTRATION
             ----------------------------------

                 Concord District Office
                 ----------------------

                      P.O. Box 1258
                      -------------

             Concord, New Hampshire  03302-1258
             ----------------------------------

             AUTHORIZATION AND DEBENTURE GUARANTY AGREEMENT
                   CERTIFIED DEVELOPMENT COMPANY


Granite State Economic Development Corporation
- ----------------------------------------------
(Borrower - Certified Development Company (CDC))

P.O. Box 1491
- ------------
(Address)

Portsmouth, New Hampshire  03802-1491
- -------------------------------------
(City, State, Zip)

The Small Business Administration (SBA) hereby authorizes a guaranty of a Debenture in the amount of $365,000 to CDC to assist Micronetics
Wireless, Inc., a Small Business Concern (SBC) pursuant to Section 504 of the Small Business Investment Act of 1958, as amended, subject to the following terms and conditions:

1.1.   This Authorization is subject to:
- --------------------------------

A. The representations made in the loan application by the CDC and the SBC, including the supporting documents thereto, the conditions set forth herein, and any other conditions which may be imposed by SBA not inconsistent with the Regulations and this Authorization.

B. SBA's determination, in its sole discretion, that there has been no unremedied adverse change in the financial or any other condition of CDC and SBC since date of application which would warrant withholding or not making any such disbursement.


C.   CDC and SBC are required to furnish SBA Form 159, Compensation
Agreement" for services in connection with "Application and Debenture
Guaranty."

D. Agreement by CDC and/or SBC to provide additional equity funds to cover additional project costs incurred as a result of overruns or unanticipated expenses in financing the project.

E. An agreement executed between the SBC being assisted and the CDC providing that any and all outstanding obligations may be accelerated and payments called for by CDC and SBA if the SBC, during the term of this loan, effects a change of ownership or control of the business without prior written consent of SBA.

F.   Execution of all collateral documents required.

G. In consideration of this agreement, in the event of default by the SBC on its Promissory Note to the CDC (assigned to SBA) and payment by SBA
(under it guaranty) of the debenture issued by the CDC to the holder of the debenture, SBA agrees that (except in cases of fraud, misrepresentation, gross negligence, or payments held by the CDC) it will limit its recovery to foreclosure of the collateral securing the Note of the SBC, and an action against such SBC, and any guarantors, for any deficiency. The CDC and the SBC agrees that the amount due includes the unpaid principal and accrued interest plus any prepayment penalty.

H. If, during the term of this guaranteed debenture, the SBC or its affiliates acquires, directly or indirectly, in excess of ten percent
(10%) ownership or interest in the CDC, this Note and Debenture shall become immediately due and payable.

I. On undisbursed debentures the guaranty commitment shall expire one (1) year from date of approval unless earlier extended by SBA. Requests for extension shall not exceed two additional three month periods and must be fully justified in writing by the CDC.

J. The SBC acknowledges that SBA is to be the ultimate holder of the Note and collateral documents, and the SBC agrees to repay the Note to the Central Servicing Agent (CSA) appointed by SBA, or other agents of SBA, as so notified by SBA in writing.

2.   Terms of Debenture
     ------------------

NOTE: Computation of the actual debenture amount will be made as of the date of the Debenture Sale. The amounts of the reserve deposit and the various fees referred to in Paragraph 2.D are subject to change and may affect the final debenture amount.



A.   Repayment terms, interest rate and maturity.

The debenture shall have a maturity of twenty (20) years. The interest rate will be set at the date the debenture is sold. At that date the monthly principal and interest installment will be established over the life of the debenture. Conditions related to prepayment and late charges are set forth in the "504" Note (SBA Form 1505) and Servicing
Agent Agreement (SBA Form 1506).

B. The CDC must inject $88,000 prior to any disbursement of this debenture, in the form of cash or kind, acceptable to SBA; if any of said funds are loaned, repayment terms must be for a term equal, at least, to the terms of this agreement, and be subordinate to the liens securing this loan. If any portion of said funds are borrowed, the CDC will supply to the District Director of SBA copies of debt instruments.
This CDC injection may not be repaid at a rate faster than the SBA debenture herein authorized and no payments may be made if the 504 note is in default. Interest on any funds injected by the CDC must be reasonable, legal and acceptable to the SBA.

C. Debenture proceeds to be used to pay the final forty percent (40%) of $880,000 which is the total project cost (specific items of the project cost are set forth below).

(1)  $880,000       to purchase existing real estate located at
      -------       26 Hampshire Drive, Hudson, New Hampshire.

(2)  $880,000       Total Project Cost.
      ------

D. DEBENTURE RECAP: In addition to the above, the below asterisked listed items shall be paid as a portion of Debenture Proceeds but are not considered part of the project cost enumerated above.

(1)  $352,000       Proceeds for interim lender (percentage of
                    project cost mentioned in C above).

(2)  $  1,760       Master Reserve Account Deposit (1/2 of 1% of
                    2.D.(1)).*

(3)  $  5,280       CDC's Processing Fee (1 1/2% of 2.D.(1)).*

(4)  $    880       Funding Fee (estimated) (1/4 of 1% of
                    2.D.(1)).*

(5)  $  2,500       Legal Closing Costs (estimated).*

(6)  $  2,282       Underwriter's Fee (estimated).*

(7)  $    298       Rounding to next highest thousand dollar
       ______       amount.*

(8)  $365,000       "Total Debenture"
      -------

The Borrower's total monthly obligation shall include a servicing fee paid to the CDC of not more than 1% per annum of the outstanding balance of the Note determined at five (5) year anniversary intervals at the beginning of such interval.

Borrower's total monthly obligation shall include a servicing fee for the Central Servicing Agent (CSA) at the rate of 1/10 of 1% per annum on the balance of the Note, such balance to be determined at five (5) year anniversary intervals at the beginning of such interval.

The Master Reserve Account Deposit is not refundable.

3.   Collateral.
     ----------

Prior to debenture sale, SBA shall be assured of the following lien positions as collateral for the CDC's assignment to SBA of its rights, titles, and interests in and to a certain Note (SBA Form 1505) to be executed by Micronetics Wireless, Inc. in the amount of $365,000 and to be for a term of twenty (20) years; said Note to be secured by:

A. Second mortgage on real estate located at 26 Hampshire Drive, Hudson, New Hampshire subject only to a prior lien not in excess of $440,000 held by Bank of New Hampshire. Title to said real estate to be held by Micronetics Wireless, Inc. Title insurance satisfactory to CDC is required.

4.   Other Provisions agreed to by CDC and SBC:
     -----------------------------------------

A. SBC shall provide and maintain hazard insurance in such amounts and for such coverages as shall be satisfactory in all respects to CDC/SBA.
Policy coverage shall designate SBA as payee under a Lender's Loss
Payable Endorsement and not merely "loss payee" on personal property and as mortgagee on real estate. Said insurance shall be maintained for the life of the loan.

B. Prior to sale of the debenture, the CDC must be in receipt of evidence of the kind described below from an independent authoritative source which is sufficient to indicate to the CDC that the property is not in a special flood hazard area(SFHA). Property is defined as the asset(s) financed as a part of the SBA financial assistance and/or other collateral deemed necessary by the field office. If such evidence is not provided to the CDC, the borrower must obtain, and maintain, a Standard Flood Insurance Policy (SFIP) or other appropriate special flood hazard insurance in amounts and coverages equal to the lesser of
(1) the insurable value of the property or (2) the maximum amount of coverage available. Borrower can show that special flood hazard insurance has been acquired by submitting a copy of the policy or providing evidence of premium payment for the appropriate coverage to a licensed insurance agent. Borrower will not be eligible for either any future disaster assistance or SBA business loan assistance if the special flood hazard insurance is not maintained as stipulated herein throughout the entire term of this loan. As evidence that the property is not located within a special flood hazard area subject to flooding, mudslides or erosions, the CDC may rely on a determination of special flood hazard area status by the borrower's property & casualty insurance company, real estate appraiser, title insurance company, a local government agency or other authoritative source acceptable to SBA which would ordinarily have knowledge of the special flood hazard area status for the property.

C. Terms and conditions of first mortgage note satisfactory to SBA. In this case the term of the first mortgage is anticipated to be ten (10) years with a twenty (20) year amortization and the initial interest rate is understood to be nine and three quarters percent (9 3/4%). Each subsequent adjustment of the interest rate on the first mortgage note shall not exceed the lowest Prime Rate of Interest as specified in "The
Wall Street Journal" plus two and three quarters percent (2 3/4%).

D. CDC to obtain written agreement of the first mortgage lender that it will notify CDC and SBA in writing within 30 days after default and 60 days prior to a foreclosure sale on account of its first mortgage loan and that it will not, without prior written approval of CDC and SBA, readvance funds under its note, mortgage, or security agreement.

5.   Acceptance and Disbursement Clauses.
     -----------------------------------

A.   Interim financing is permitted in accordance with Item 7 of        this
Authorization.

Prior to any disbursement of Debenture proceeds, SBA must have documentary evidence satisfactory to it that:

(1)  Copy of first mortgage Note and Mortgage for SBA's review.

(2) If real property includes a condominium unit, provide copy of condominium declaration and by-laws.

(3) The SBC has acquired title to the real property at a cost not in excess of that referred to under Item 2.c. Debenture
     Proceeds, and proof of such title acceptable to SBA and CDC
     Counsel has been obtained.

(4) The plant site is adequately serviced by access roads, water system, sewage disposal system, and all necessary utilities.

(5) All first mortgage (or other monies supported by lien positions superior to SBA) and CDC funds have been injected into the project.

(6) SBA may, at its option, conduct a final inspection prior to disbursement.

(7)  Receipt of Certificate of Occupancy from local authorities.

(8) Certificate of Title, corporate authority, compliance with zoning laws or codes, or other as required by SBA Counsel.

(9) A favorable Phase I environmental audit has been completed on real estate being pledged as collateral on this loan and located at 26 Hampshire Drive, Hudson, New Hampshire.

6.   Other Provisions Agreed to by CDC and SBC:
     -----------------------------------------

A. Prior to any disbursement, CDC must have satisfactory evidence that the SBC has injected not less than $88,000 of equity to be used toward CDC injection into project described in Item 2.B.

B. Prior to disbursement, SBC to present satisfactory evidence that all Federal and State taxes are current.

C.   Prior to any disbursement, CDC shall be in receipt of:

(1)  Copy of Articles of Incorporation and certificate of Good
     Standing in State of New Hampshire of Micronetics Wireless,
     Inc.

D. Annual financial statements, consisting of balance sheet and profit and loss statement, shall be furnished by Micronetics Wireless, Inc. to CDC and SBA no later than 90 days following close of SBC's fiscal year.
Said financial statements shall be audited and prepared by an independent Public Accountant.

E. SBA shall have the right to conduct an audit of the books of the SBC at its discretion.

F. Prior to debenture sale, SBC shall furnish to SBA a signed and dated balance sheet and profit and loss statement dated within one hundred twenty (120) days of date of sale.

G.  Prior to disbursement, CDC and SBC must have executed Servicing Agent
Agreement (SBA Form 1506).

H. Prior to any disbursement, CDC to be in receipt of SBA Form 1624, properly executed by SBC. This form should be retained in CDC's file and should not be submitted to SBA.

I. The SBC agrees, to the extent feasible, to purchase only American-made equipment and products with he proceeds of this loan.

J. Prior to any disbursement of loan proceeds, CDC must obtain Federal income tax information on SBC's business directly from the Internal
Revenue Service by submitting IRS Form 4506. The tax data received from IRS should be compared with that submitted with the loan application.
Any significant differences must be resolved to the satisfaction of CDC and SBA before loan proceeds can be disbursed.

7.   Interim financing.
     -----------------

Interim financing for total project cost is to be provided by Bank of New Hampshire and prior to issuance of the debenture, the CDC and the SBA must be satisfied that construction has been completed in accordance with final plans and specifications; that no unpaid labor or material liens exist; that project costs have not exceeded $880,000 (unless the SBC has provided additional equity in accordance with Item 1.D); that there exists a small business concern with the ability to repay its obligation to the CDC and that such concern has not suffered a material adverse change since the date of this Authorization (see Item 1.B.);
that the bank is not shown to have participated in any fraud or misrepresentation; that the bank has not been guilty of negligence; that the bank has obtained the guaranties, Notes, and collateral positions required by the CDC and the SBA in the Authorization; and that the project has been totally funded and completed pursuant to the terms of the Authorization.

The CDC and SBC acknowledge acceptance of the conditions under which the debenture will be issued by signing the acceptance of the CDC and SBC on one of the enclosed copies of this Authorization Guaranty Agreement and returning it to this office within ten (10) days from date of receipt.



                                    PHILIP LADER
                                    ------------
                                    Administrator


December 11, 1995              By:  s/Witmer H. Jones
- ------------------                  ------------------
                                    Witmer H. Jones, Acting Chief
                                    Finance Division
                                    Concord District Office

Acceptance of the CDC and SBC
- -----------------------------

In consideration for financial assistance provided by the SBA to the CDC, to assist the SBC, we (the CDC and SBC) hereby acknowledge the terms and conditions of this Authorization and Debenture Guaranty Agreement and agree to comply with the terms and conditions, imposed herein.

Granite State Economic
 Development Corporation          Micronetics Wireless, Inc.
________________________ (CDC)    __________________________ (SBC)
      Name                               Name


P.O. Box 1491                       26 Hampshire Drive
________________________            ___________________________
      Address                            Address


Portsmouth, New Hampshire 03802     Hudson, New Hampshire 03051
_______________________________     ___________________________

                                     s/Richard S. Kalin,
      s/(illegible)                    President
BY:_______________________(L.S.)    __________________________ (L.S.)

         s/(illegible)               s/(illegible)
Attest: ___________________(L.S.)    __________________________ (L.S.)
                                      Assistant Secretary

Date:   February 1, 1996

NOTE: Corporate Borrowers must execute this Authorization, in corporate name, by duly authorized officer, and if required seal must be affixed and duly attested; partnership Borrowers must execute in firm name together with signature of all general partners. Limited liability company borrowers must execute in name of limited liability company by authorized member.

READ AND ACKNOWLEDGED:

Bank of New Hampshire

     David Saurnstone
By:  ________________
     (Interim Lender)


      February 2, 1996
Date: ________________

SBA Form 1248



micronet\10k.96d

