Form 10QSB
period 1996-06-30
MICRONETICS WIRELESS INC
filed 1996-08-02
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Outstanding at
Class of Common Stock                        July 24, 1996

   $.01 par share                              3,117,438



            Page 1 of 11. There is no Exhibit Index.

MICRONETICS WIRELESS, INC.


                              INDEX


                                                  Page No.

Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               June 30, 1996 and March 31, 1996        3-4

               Condensed Statements of Operations-
               Three Months Ended June 30, 1996 and
               June 30, 1995                           5

               Condensed Statements of Cash Flows -
               Three Months Ended June 30, 1996
               and June 30, 1995                       6-7

               Notes to Condensed Financial
               Statements                              8

     Item 2.   Management's Discussion and Analysis    9

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K        10

Signature                                              11

                 PART I. FINANCIAL INFORMATION

                    MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets
                         --------------

                                     June 30,           March 31,
                                       1996               1996
                                   -----------------------------
CURRENT ASSETS:
 Cash                              $  212,387          $  146,674

Receivables
 Trade (net of allowance for
 doubtful accounts)                   616,684             688,828

Inventories (note 2)                  841,249             834,209

Insurance receivable                  596,376             596,376

Prepaid expenses and other
 current assets                        31,984              23,793

Deferred tax asset                     25,000              25,000
                                    ---------           ---------
TOTAL CURRENT ASSETS                2,323,680           2,314,880

FIXED ASSETS

Land                                  162,000             162,000
Building & Improvements               840,247             840,247
Furniture, Fixtures, and
 Equipment                          1,015,318             988,624
Capitalized Leases                    102,535             102,535
                                    ---------           ---------
 Gross Fixed Assets                 2,120,100           2,093,406
 Accumulated Depreciation
  and Amortization                   (703,332)           (674,128)
                                    ---------           ---------
TOTAL (NET) FIXED ASSETS            1,416,768           1,419,278

OTHER ASSETS

 Deposits                               5,701               5,086

 Intangibles (Net of                  106,973             109,814
  Amortization)

 Deferred tax asset                   120,391             151,391
                                    ---------           ---------
TOTAL OTHER ASSETS                    233,065             266,291
                                    ---------           ---------
TOTAL ASSETS                       $3,973,513          $4,000,449
                                    =========           =========

MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
               Liabilities and Shareholders' Equity
          --------------------------------------------

                                     June 30,           March 31,
                                       1996               1996
                                   -----------------------------

CURRENT LIABILITIES:

 Short term loans and capitalized
  leases                            $  95,106          $   90,982
 Accounts payable                     144,874             218,046
 Accrued expenses and taxes, other
  than income taxes                   145,131             148,455
 Subordinated Debentures               25,000              25,000
 Deferred Sales                         9,342                   0
 Income taxes payable                   4,562               3,815
                                    ---------           ---------
TOTAL CURRENT LIABILITIES             424,015             486,298

LONG-TERM DEBT:

 Capitalized leases                     3,439               7,978
 Notes Payable - Bank                 923,703             947,089
                                    ---------           ---------
TOTAL LONG-TERM DEBT                  927,142             955,067

SHAREHOLDER'S EQUITY

 Common stock                          31,174              31,166
 Additional paid-in capital         2,336,522           2,335,530
 Retained earnings (deficit)          254,660             192,388
                                   ----------           ---------
TOTAL SHAREHOLDERS' EQUITY          2,622,356           2,559,084
                                   ----------           ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY               $3,973,513          $4,000,449
                                   ==========           =========

MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------


                                        3 Months Ended June 30,
                                      1996                  1995
                                --------------         ----------

Operating revenues                 $  848,847          $  842,663

Cost of operations                    481,501             495,977
                                    ---------           ---------
Gross profit                          367,346             346,686

Selling, general and
 administrative expenses              220,197             207,021

Research & Development                 44,058              40,486
                                    ---------           ---------
Operating income                      103,091              99,179

Other income (expense):
 Rental income                         15,062                   0
 Interest income                          651                 721
 Interest expense                     (23,279)            (10,397)
 Other income                          (2,253)               (669)
                                    ---------           ---------
          Total                        (9,819)            (10,345)
                                    ---------           ---------
Income before provision
 for income taxes                      93,272              88,834


Provision for income taxes             31,000              29,000
                                    ---------           ---------
Net income                         $   62,272          $   59,834(1)
                                    =========           =========
Net income per share               $     0.02          $     0.02(1)
                                    =========           =========
Weighted average number
 of shares outstanding              3,268,858           3,052,831
                                    ---------           ---------

__________

(1)  Restated to provide for impact of income taxes.

                   MICRONETICS WIRELESS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                         3 Months Ended June 30,
                                      1996                  1995
                                --------------         ----------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from operating
 Activities:

Net income                         $   62,272           $   59,834

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset         31,000               29,000

Depreciation and amortization          32,045               27,600

Changes in assets and liabilities:
(increase) decrease in accounts
receivable, inventories, prepaid
expenses and other current assets      56,913             (109,644)

(Increase) decrease in security
deposits and other assets                (615)                (922)

(Increase) in insurance receivable          0              (21,715)

(Decrease) increase in accounts
payable accrued liabilities,
notes payable and other current
liabilities                           (75,749)              20,611

Increase (decrease) in deferred
sales                                   9,342              (21,058)
                                    ---------           ----------
Net cash provided (utilized)
by operating activities             $ 115,208           $  (16,294)
                                    =========           ==========

                   MICRONETICS WIRELESS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                         3 Months Ended June 30,
                                      1996                  1995
                                --------------         ----------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets      $  (26,694)         $  (24,819)
                                    ---------           ---------
Net cash provided (used) by
 investment activities                (26,694)            (24,819)
                                    ---------           ---------
Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
  and capitalized leases              (23,801)            (17,424)

  Proceeds from stock options
  exercised                             1,000                   0

  Proceeds from issuance of common
   stock                                    0                   0

  Proceeds from issuance of
  subordinated convertible
  debentures                                0                   0
                                    ---------           ---------
Net cash provided (used)
 by financing activities              (22,801)            (17,424)
                                    ---------           ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                   65,713             (58,537)

Cash and cash equivalents, at
 beginning of year                    146,674             288,015
                                    ---------           ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $  212,387             229,478
                                    =========           =========

                   MICRONETICS WIRELESS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of June 30, 1996 and 1995, the results of operations for the three month periods ended
          June 30, 1996 and 1995 and cash flows for the three month periods ended June 30, 1996 and 1995.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1996.

          The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:

                          June 30, 1996           March 31, 1996

     Raw materials and
      work-in-process    $626,529                 $649,657
     Finished goods       214,720                  184,552
                          -------                  -------
     Total               $841,249                 $834,209
                          =======                  =======

Item 2.  Management's Discussion and Analysis

     Results of Operations

     The Company had revenues of $848,847 and $842,663 for the three months ended June 30, 1996 and 1995, respectively, an increase of $6,184 in the current period. Gross profit as a percent of net sales increased to 43.3% during the current period as compared to 41.1% during the corresponding period of the prior fiscal year. This was largely a reflection of increased sales of commercial products for wireless communications systems. Selling, general and administrative expenses as a percent of net sales for the current period was 25.9% as compared to 24.6% for the corresponding year earlier period. Research and development expenses were 5.2% of net sales during the current period as compared to 4.8% of net sales a year ago.

     The Company had net income of $62,272, or $.02 per share, as compared to net income of $59,834, or $.02 per share, for the three month periods ended June 30, 1996 and 1995, respectively. This is an increase of $2,438 or 4.1% in the current period. The weighted average shares outstanding for the three months ended June 30, 1996 were 3,268,858 as compared to 3,052,831 in the year earlier period.


     Financial Condition

     The Company's working capital at June 30, 1996 was $1,899,665, an increase of $71,083 from $1,828,582, the working capital at March 31, 1996. The Company's current ratio was approximately 5.5 to 1 at June 30, 1996; it was approximately 4.8 to 1 at March 31, 1996.

     Net cash of $115,208 was provided by operating activities during the three months ended June 30, 1996 as compared to $16,294 of cash utilized during the year earlier period. This was primarily due to a decrease in accounts receivable and accounts payable during the quarter, as compared to an increase in such receivables and payables during the year earlier period. Net cash utilized by investing activities during the three months ended June 30, 1996 was $26,694 as compared to net cash utilized by investing activities of $24,819 during the year earlier period. This use of cash was primarily due to the Company's purchase of equipment during both periods. Net cash utilized by financing activities during the three months ended June 30, 1996 was $22,801, as compared to $17,424 of cash provided during the year earlier period. The primary use of cash was to reduce debt in both periods. As a result of these activities, the Company's cash position increased by $65,713 during the current three months as compared to a decrease of $58,537 in the year ago period.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended June 30, 1996, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MICRONETICS WIRELESS, INC.
                                    (Registrant)



Dated: August 2, 1996         By:  s/Richard S. Kalin
                                   Richard S. Kalin,
                                   President (Principal Executive
                                   and Financial Officer)









micro\10-Q-JUN.96