Form 10QSB
period 1996-09-30
MICRONETICS WIRELESS INC
filed 1996-11-06
CIK 820097

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

3,141,438 shares of common stock, par value $.01 per share.

                          Page 1 of 12
                   There is no Exhibit Index.

                   MICRONETICS WIRELESS, INC.


                              INDEX



Part I.  Financial Information                             Page No.

     Item 1.   Financial Statements

               Condensed Balance Sheets -                     3-4
               September 30, 1996 and March
               31, 1996

               Condensed Statements of Operations-              5
               Three Months Ended September 30, 1996
               and 1995

               Condensed Statements of Operations -             6
               Six Months Ended September 30, 1996
               and 1995

               Condensed Statement of Cash Flows -            7-8
               Six Months Ended September 30, 1996
               and 1995

               Notes to Condensed Financial                     9
               Statements

     Item 2.   Management's Discussion and Analysis            10
               of Financial Condition and
               Result of Operations

Part II.  Other Information

     Item 2.   Submission of Matters to a Vote of              11
               Security Holders

     Item 6.   Exhibits and Reports on Form 8-K                11

Signature                                                      12

                 PART I. FINANCIAL INFORMATION

                    MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets
                         --------------
                                   September 30,        March 31,
                                       1996               1996
                                   -----------------------------
Current assets:
 Cash                              $1,077,929          $  146,674

Receivables
 Trade (net of allowance for
 doubtful accounts)                   622,354             688,828

Inventories (note 2)                  872,765             834,209

Insurance receivable                      0               596,376

Prepaid expenses and other
 current assets                        21,267              23,793

Deferred tax asset                     25,000              25,000
                                    ---------           ---------
Total current assets                2,619,315           2,314,880

Fixed assets:
 Land                                 162,000             162,000

 Building & improvements              843,547             840,247

 Furniture, fixtures and
   equipment                        1,031,514             988,624

 Capitalized leases                   102,535             102,535
                                    ---------           ---------
  Gross fixed assets                2,139,596           2,093,406
  Accumulated depreciation and       (732,801)           (674,128)
    amortization                    ---------           ---------

Total (net) fixed assets            1,406,795           1,419,278

Other assets:

 Deposits                               6,216               5,086

 Intangibles (net of amortization)    104,132             109,814

 Deferred tax asset                    81,390             151,391
                                     --------            --------
Total other assets                    191,738             266,291
                                     --------            --------
Total assets                       $4,217,848          $4,000,449
                                    =========           =========


MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
               Liabilities and Shareholders' Equity
          --------------------------------------------

                                   September 30,        March 31,
                                       1996               1996
                                   -----------------------------
Current liabilities:

Short term loans and capitalized
 leases                            $   92,507          $   90,982

Accounts payable                      187,767             218,046

Accrued expenses and taxes, other
 than income taxes                    162,166             148,455

Subordinated debentures                25,000              25,000

Deferred sales                          6,066                 0

Income taxes payable                    5,762               3,815
                                    ---------           ---------
Total current liabilities             479,268             486,298

Long term debt:

Capitalized leases                       0                  7,978

Notes payable - bank                  899,827             947,089
                                    ---------           ---------
Total long-term debt                  899,827             955,067

Shareholders' equity:

 Common stock                          31,174              31,168
 Additional paid - in capital       2,336,522           2,335,530
 Retained earnings                    471,057             192,388
                                   ----------           ---------
Total shareholders' equity          2,838,753           2,559,084
                                   ----------           ---------
Total liabilities and
shareholders' equity               $4,217,848          $4,000,449
                                   ==========           =========


MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------

                                3 Months Ended September 30,
                                      1996                  1995
                                --------------         ----------
Operating revenues                 $  935,202          $  995,587

Cost of operations                    524,227             584,049
                                    ---------           ---------
Gross profit                          410,975             411,538
                                    ---------           ---------
Selling, general and
 administrative expenses              223,424             226,749

Research & development                 46,048              48,647
 expense                            ---------           ---------

Operating income                      141,503             136,142

Other income (expense):
 Rental income                         15,063                   0
 Interest income                        1,726                 673
 Interest (expense)                   (23,144)             (9,949)
 Other income (expense)                (2,318)               (646)
                                    ---------           ---------
          Total                        (8,673)             (9,922)
                                    ---------           ---------
Income before taxes and
 extraordinary items                  132,830             126,220

Provision for income taxes             24,800              23,000
                                    ---------           ---------
Income before extraordinary
 item                                $108,030            $103,220
                                    ---------           ---------

Extraordinary item --
 insurance settlement                  98,566                   0
                                    ---------           ---------
Net income                            206,596             103,220
                                    =========           =========
Net income per share
 Before extraordinary item         $     0.03               0 .03
 Extraordinary item                      0.03               0 .00
                                    ---------           ---------
Net income per share               $     0.06                0.03
                                    =========           =========
Weighted average number
 of shares outstanding              3,268,858           3,037,880
                                    =========           =========

                    MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------


                                6 Months Ended September 30,
                                      1996                  1995
                                --------------         ----------
Operating revenues                 $1,784,049          $1,838,250

Cost of operations                  1,005,728           1,080,026
                                    ---------           ---------
Gross profit                          778,321             758,224

Selling, general and
 administrative expenses              443,621             433,770

Research & development expense         90,106              89,133
                                    ---------           ---------
Operating income                      244,594             235,321

Other income (expense):
 Rental income                         30,125                   0
 Interest income                        2,377               1,394
 Interest (expense)                   (46,423)            (20,346)
 Other income (expense)                (4,571)             (1,315)
                                    ---------           ---------
          Total                       (18,492)            (20,267)
                                    ---------           ---------
Income before taxes and
 extraordinary item                   226,102             215,054

Provision for income taxes             46,000              44,000
                                    ---------           ---------
Income before extraordinary
 item                                 180,102             171,054

Extraordinary item --
 Insurance settlement                  98,566                   0
                                    ---------           ---------
Net income                            278,668             171,054
                                    =========           =========
Net income per share
 Before extraordinary item               0.06                0.05
 Extraordinary item                $     0.03                0.00
                                    ---------           ---------
 Net income per share              $     0.09          $     0.05
                                    =========           =========
Weighted average number
 of shares outstanding              3,268,858           3,165,141
                                    =========           =========


                   MICRONETICS WIRELESS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                6 Months Ended September 30,
                                      1996                  1995
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from operating
 Activities:

Net income                         $  278,668             171,054

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset         70,000                   0

Depreciation and amortization          64,614              56,200

Changes in assets and liabilities:
(Increase) decrease in accounts
 receivable, inventories, prepaid
 expenses and other current assets     30,445            (265,588)

(Increase) decrease in security
deposits and other assets              (1,130)             27,717

(Increase) decrease in insurance
  receivable                          596,376             (21,714)

Increase in inventory reserve               0              20,000

(Decrease) increase in accounts
 payable accrued liabilities,
 notes payable and other current
 liabilities                          (14,879)             (8,636)

Increase (decrease) in deferred
 sales                                  6,066             (19,200)
                                    ---------           ----------
Net cash provided (utilized)
by operating activities            $1,030,160           $  (40,167)
                                    ---------           ----------

                   MICRONETICS WIRELESS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                6 Months Ended September 30,
                                      1996                  1995
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets      $  (46,190)         $  (52,925)
                                    ---------           ---------
Net cash provided (used) by
 investment activities                (46,190)            (52,925)
                                    ---------           ---------
Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
  and capitalized leases               53,715             (36,494)

  Proceeds from stock options
  exercised                             1,000              26,525

  Proceeds from issuance of common
   stock                                    0                   0

  Proceeds from issuance of
  subordinated convertible
  debentures                                0                   0
                                    ---------           ---------
Net cash provided (used)
 by financing activities              (52,715)             (9,969)
                                    ---------           ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                  931,255            (103,061)

Cash and cash equivalents, at
 beginning of year                    146,674             288,015
                                    ---------           ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $1,077,929          $  184,954
                                    =========           =========

                    MICRONETICS WIRELESS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and 1995, the results of operations for the three month and six month periods ended September 30, 1996 and 1995 and cash flows for the six month periods ended
          September 30, 1996 and 1995.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1996.

          The results of operations for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:

                          September 30, 1996       March 31, 1996

     Raw materials and
      work-in-process      $627,115                $649,657
     Finished goods         245,650                 184,552

     Total                 $872,765                $834,209

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Results of Operations

     The Company had revenues of $935,202 and $995,587 for the three months ended September 30, 1996 and 1995, respectively, a decrease of 6% compared to the prior period. The Company had net income of $206,596 or $.06 per share, as compared with net income of $103,220 or $.03 per share, for the three month periods ended September 30, 1996 and 1995, respectively.

     The Company had revenues of $1,784,049 and $1,838,250 for the six months ended September 30, 1996 and 1995, respectively, a decrease of 3% over the prior period. The Company had net income of $278,668 or $.09 per share, and $171,054 or $.05 per share, for the six month periods ended September 30, 1996 and 1995, respectively.

     During the three and six month periods ended September 30, 1996, the Company had extraordinary income from an insurance settlement of $98,566 or $.03 per share.

     Gross profit as a percent of net sales for the three months ended September 30, 1996 was 43.9% compared to 41.3% during the corresponding period of the prior fiscal year. For the six month periods ended September 30, 1996 and 1995 gross profit as a percent of net sales was 43.6% and 41.2% respectively. Selling, general and administrative expenses ("SGA") as a percent of net sales for the three months ended September 30, 1996 increased to 23.9% as compared to 22.8% in the prior year. For the six month period ended September 30, 1996, SGA as a percent of net sales increased to 24.9% from 23.6% in the year earlier period. These increases in SGA were due to the development and introduction of the Company's new equipment product lines and the significant increase in marketing expenses.

     Financial Condition

     The Company's working capital at September 30, 1996 was
$2,140,047.  It was $1,828,582 at March 31, 1996.  The Company's
current ratio was 5.47 to 1 at September 30, 1996, as compared to
4.76 to 1 at March 31, 1996.

     The Company generated cash from operating activities in the amount of $1,030,160 during the six months ended September 30, 1996 as compared to using $40,167 in the year earlier period. This was largely due to the insurance settlement and net income. The Company purchased $46,190 of new equipment during the six months ended September 30, 1996, as compared to $52,925 a year ago. The Company used $52,715 from financing activities during the six months ended September 30, 1996, as compared to a use of $9,969 related to financing activities during the year earlier period. As a result, the Company's cash and cash equivalents increased from $146,674 at March 31, 1996 to $1,077,929 at September 30, 1996.

                   PART II - OTHER INFORMATION



Item 2.  Submission of Matters to a Vote of Security Holders

     On September 17, 1996, at the Company's Annual Meeting of Shareholders, the Company's shareholders elected management's slate of directors, which included Messrs. Richard S. Kalin, David Siegel, Roy L. Boe and Ms. Barbara Meirisch. Mr. Kalin received 1,900,421 votes for and 7,180 against. Mr. Siegel received 1,903,521 votes for and 4,080 against. Mr. Boe received 1,902,121 votes for and 5,480 votes against. Ms. Meirisch received 1,903,621 votes for and 3,980 votes against. Finally, the Company's shareholders approved the Company's 1996 Stock Option Plan by a vote of 926,521 votes for and 37,332 votes against.

Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended September 30, 1996, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MICRONETICS WIRELESS, INC.



Dated: November 4, 1996            s/Richard S. Kalin
                                   Richard S. Kalin,
                                   President and Chief
                                     Financial Officer

























MICRONET\10q-sep.96