Form 10QSB
period 1996-12-31
MICRONETICS WIRELESS INC
filed 1997-01-31
CIK 820097

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996.

3,141,438 shares of common stock, par value $.01 per share.


                   MICRONETICS WIRELESS, INC.


                              INDEX


                                                  Page No.

Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               December 31, 1996 and March             3-4
               31, 1996

               Condensed Statements of Operations-
               Three Months Ended December 31, 1996
               and 1995                                5

               Condensed Statements of Operations -    6
               Nine Months Ended December 31, 1996
               and 1995

               Condensed Statement of Cash Flows -     7-8
               Nine Months Ended December 31, 1996
               and 1995

               Notes to Condensed Financial            9
               Statements

     Item 2.   Management's Discussion and Analysis    10
               of Financial Condition and
               Results of Operations

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K        11

               Signature                               12

                 PART I. FINANCIAL INFORMATION

                    MICRONETICS WIRELESS, INC.

                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets
                         --------------
                                   December 31,         March 31,
                                       1996               1996
                                   -----------------------------
Current assets:
 Cash                              $  969,530          $  146,674
 Receivables (net of
  allowance for doubtful
  accounts)                           707,278             688,828

 Inventories (note 2)               1,023,759             834,209

 Insurance receivable                     0               596,376

 Prepaid expenses and other
  current assets                       40,109              23,793

 Deferred tax asset                    25,000              25,000
                                    ---------           ---------
Total current assets                2,765,676           2,314,880

Fixed assets:
 Land                                 162,000             162,000

 Building and improvements            846,547             840,247

 Furniture, fixtures and
  equipment                         1,095,742             988,624

 Capitalized leases                   118,535             102,535
                                    ---------           ---------
  Gross fixed assets                2,222,824           2,093,406
  Accumulated depreciation and       (762,535)           (674,128)
    amortization                    ---------           ---------

Total (net) fixed assets            1,460,289           1,419,278

Other assets:

 Deposits                               3,780               5,086

 Intangibles (net of amortization)     99,762             109,814

 Deferred tax asset                    69,888             151,391
                                     --------            --------
Total other assets                    173,430             266,291
                                     --------            --------
Total assets                       $4,399,395          $4,000,449
                                    =========           =========

MICRONETICS WIRELESS, INC.

                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
               Liabilities and Shareholders' Equity
          --------------------------------------------

                                    December 31,        March 31,
                                       1996               1996
                                   -----------------------------
Current liabilities:

 Short-term loans and capitalized
  leases                           $   83,936          $   90,982

 Accounts payable                     261,217             218,046

 Accrued expenses and taxes, other
  than income taxes                   129,979             148,455

 Subordinated debentures               25,000              25,000

 Income taxes payable                   7,144               3,815
                                    ---------           ---------
 Total current liabilities            507,276             486,298

Long-term debt:

 Capitalized leases                    22,315               7,978

 Notes payable - bank                 966,251             947,089
                                    ---------           ---------
 Total long-term debt                 988,566             955,067

Shareholders' equity:

 Common stock                          31,414              31,166
 Additional paid - in capital       2,351,282           2,335,530
 Retained earnings                    519,857             192,388
                                   ----------           ---------
Total shareholders' equity          2,903,553           2,559,084
                                   ----------           ---------
Total liabilities and
shareholders' equity               $4,399,395          $4,000,449
                                   ==========           =========

MICRONETICS WIRELESS, INC.

                CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)
          --------------------------------------------

                                    Three Months Ended December 31,
                                      1996                  1995
                                --------------         ----------
Operating revenues                 $  916,207          $  905,467

Cost of operations                    571,487             545,257
                                    ---------           ---------
Gross profit                          344,720             360,210
                                    ---------           ---------
Selling, general and
 administrative expenses              217,800             237,406

Research and development               64,903              29,809
 expense                            ---------           ---------

Operating income                       62,017              92,995

Other income (expense):
 Rental income                         15,062                   0
 Interest income                       10,265               1,062
 Interest (expense)                   (22,726)             (9,500)
 Other income (expense)                (3,318)               (534)
                                    ---------           ---------
          Total                          (717)             (8,972)
                                    ---------           ---------

Income before taxes                    61,300              84,023

Provision for income taxes             11,500              14,000
                                    ---------           ---------
Net income                         $   49,800          $   70,023
                                    =========           =========
Net income per share               $     0.02          $     0.02
                                    =========           =========
Weighted average number
 of shares outstanding              3,268,858           3,042,690
                                    =========           =========

MICRONETICS WIRELESS, INC.

                CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------

                                     Nine Months Ended December 31,
                                      1996                  1995
                                --------------         ----------
Operating revenues                 $2,700,256          $2,743,717

Cost of operations                  1,577,215           1,625,283
                                    ---------           ---------
Gross profit                        1,123,041           1,118,434

Selling, general and
 administrative expenses              661,421             671,176

Research and development expense      155,009             118,942
                                    ---------           ---------
Operating income                      306,611             328,316

Other income (expense):
 Rental income                         45,187                   0
 Interest income                       12,642               2,456
 Interest (expense)                   (69,149)            (29,846)
 Other income (expense)                (7,889)             (1,849)
                                    ---------           ---------
          Total                       (19,209)            (29,239)
                                    ---------           ---------
Income before taxes and
 extraordinary item                   287,402             299,077

Provision for income taxes             57,500              58,000
                                    ---------           ---------
Income before extraordinary
 item                                 229,902             241,077

Extraordinary item --
 insurance settlement                  98,566                -
                                    ---------           ---------
Net income                         $  328,468          $  241,077
                                    =========           =========
Net income per share
 Before extraordinary item         $     0.07          $     0.08
 Extraordinary item                      0.03                -
                                    ---------           ---------
 Net income per share              $     0.10          $     0.08
                                    =========           =========
Weighted average number
 of shares outstanding              3,268,858           3,120,655
                                    =========           =========

                    MICRONETICS WIRELESS, INC.

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                     Nine Months Ended December 31,
                                      1996                  1995
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Operating
 Activities:

Net income                         $  328,468           $ 241,077

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset         81,503              58,000

Depreciation and amortization          98,721              85,500

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets  (224,316)           (341,240)

(Increase) decrease in security
 deposits and other assets              1,306             (65,463)

(Increase) decrease in insurance
 receivable                           596,376             (21,714)

Increase in inventory reserve               0              20,000

(Decrease) increase in accounts
 payable accrued liabilities,
 notes payable and other current
 liabilities                           27,763             (62,828)

Increase (decrease) in deferred
 sales                                      0             (19,200)
                                    ---------           ----------
Net cash provided (utilized)
 by operating activities           $  909,821           $ (105,868)
                                    =========           ==========

                            MICRONETICS WIRELESS, INC.

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                     Nine Months Ended December 31,
                                      1996                  1995
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:

(Additions) to fixed assets        $ (129,418)         $  (69,702)
                                    ---------           ---------
Net cash provided (used) by
 investment activities               (129,418)            (69,702)
                                    ---------           ---------
Cash Flows from Financing
 Activities:

 (Reduction) increase of debt
  and capitalized leases               26,453             (54,230)

 Proceeds from stock options
  exercised                            16,000              86,616

 Proceeds from issuance of common
  stock                                     0                   0

 Proceeds from issuance of
  subordinated convertible
  debentures                                0                   0
                                    ---------           ---------
Net cash provided (used)
 by financing activities               42,453              32,386
                                    ---------           ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                  822,856            (143,184)

Cash and cash equivalents, at
 beginning of year                    146,674             288,015
                                    ---------           ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $  969,530          $  144,831
                                    =========           =========

                    MICRONETICS WIRELESS, INC.

            NOTES TO BE CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1996 and 1995, the results of operations for the three and nine month periods ended December 31, 1996 and 1995 and cash flows for the nine month periods ended December 31, 1996 and 1995.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1996.

          The results of operations for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:

                           December 31, 1996    March 31, 1996

     Raw materials and
      work-in-process         $  783,595         $  649,657
     Finished goods              240,164            184,552
     Total                    $1,023,759         $  834,209

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

     Results of Operations

     The Company had revenues of $916,207 and $905,467 for the three months ended December 31, 1996 and 1995, respectively, an increase of approximately $10,740 or 1.2% compared to the prior period. The Company had net income of $49,800, or $.02 per share, as compared with net income of $70,023, or $.02 per share, for the three month periods ended December 31, 1996 and 1995, respectively.

     The Company had revenues of $2,700,256 and $2,743,717 for the nine months ended December 31, 1996 and 1995, respectively, a decrease of $43,461 or 1.6% compared to the prior period. The Company had net income of $328,468, or $.10 per share, and $241,077, or $.08 per share, for the nine month periods ended December 31, 1996 and 1995, respectively. This includes an extraordinary gain of $98,566, or $.03 per share, in the current period.

     Gross profit as a percent of net sales for the three and nine month periods ended December 31, 1996 was 37.6% and 41.6%, respectively, as compared to 39.8% and 40.8%, respectively, during the corresponding periods of the prior fiscal year. Selling, general and administrative expenses ("SGA") as a percent of net sales for the three months ended December 31, 1996 was 23.8% as compared to 26.2% in the prior year. For the nine month periods ended December 31, 1996 and 1995, SGA as a percent of net sales remained at 24.5% for each year.

     Financial Condition

     The Company's working capital at December 31, 1996 was
$2,258,400.  It was $1,828,582 at March 31, 1996.  The Company's
current ratio was 5.5 to 1 at December 31, 1996 and 4.76 to 1 at March 31, 1996.

     Net cash provided by operations in the nine months ended December 31, 1996 was $909,821 as compared to net cash utilized from operations of $105,868 in the prior year. This was largely due to the receipt of payment of the insurance settlement and net income from the period. Net cash utilized from investment activities was $129,418 during the nine months ended December 31, 1996 as compared to $69,702 used in the prior year. The net cash provided by financing activities was $42,453 during the nine months ended December 31, 1996 as compared to $32,386 during the prior year.









PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended December 31, 1996, the registrant did not file any reports on Form 8-K.

                             SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                    (Registrant)



Dated:  January 31, 1997           s\ Richard S. Kalin
                                   Richard S. Kalin,
                                   President
















micronet\10q-dec.96