Form 10KSB
period 1997-03-31
MICRONETICS WIRELESS INC
filed 1997-06-26
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 1997

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

     Issuer's revenues for its most recent fiscal year were $3,770,398.

     The aggregate market value of the shares of Common Stock held by non-affiliates of the issuer was approximately $3,967,982 based on the closing price of the issuer's Common Stock, par value $.01 share, as reported by NASDAQ on June 26, 1997.

     On June 20, 1997, there were 3,188,658 shares of the issuer's Common Stock outstanding.

     The Proxy Statement of the registrant to be filed on or before July 29, 1997 is incorporated herein by reference.

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

     Partially in response to concerns about the limited capacity of existing cellular networks, the FCC began to allocate spectrum for new wireless services in 1989. This has led to the auctioning of spectrum for PCS, a new licensed wireless telecommunications service. PCS proponents believe that increased competition, brought about by the availability of additional spectrum, will significantly lower rates, leading to an increase in demand for wireless service. PCS applications may include mobile telephone services, personal digital services and long distance carrier bypass of local exchange carriers. Service providers bid over 12 Billion Dollars for spectrum auctioned by the FCC for use in PCS applications. The Company believes that these bidders, driven by the high acquisition cost of spectrum, will rapidly deploy infrastructure in order to begin offering service from which to recover their investment.

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

     MicroSource. MicroSource VCOs are low phase noise VCOs, engineered to deliver high performance and solid reliability by reducing phase noise to the lowest possible level in both digital wireless and personal communication systems.

     VCOs are used in these systems essentially as wireless channel changers that direct RF frequencies to the appropriate channels during voice, data or video transmission. In the process, they generate phase noise, which is any unwanted noise like hissing, crackling or static. When there is too much phase noise on one channel, it negatively impacts adjacent channels, causing signal degradation and ultimately a reduction in the overall capacity and quality of the wireless system itself. The lower the phase noise, the higher and clearer the quality of signal transmission in a wireless system. This is where MicroSource VCOs offer an advantage
- they offer extremely low phase noise in a small size, low cost VCO, that is capable of tuning in the cellular frequency range.

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

     The Company's noise source products are used in wireless communications and radar systems as part of built-in test equipment to continuously monitor the receiver. Impulses of noise are applied to the receiver to measure the sensitivity, signal gain and frequency bandwidth. Noise is also used as a reference to set the threshold of the light intensity on the display. Most of the radar applications are for aircraft, airport ground controls, collision avoidance systems and ships.

     Design, Production Test and Installation Support
     Equipment

     The Company's Design, Production Test and Installation Support Equipment is primarily used to determine if wireless communications systems are capable of intelligently receiving the information being transmitted and whether the information so received can be manipulated so as to ensure quality reception in the form of voice quality, efficient hand-off and other factors that a subscriber would believe important so that he believed he was receiving a quality service.

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

     The widest application is to measure the effects of unwanted noise and interference in devices and components used in communications equipment. This is done at the design stage, during production of the communication system and during installation of the communications system in the field. This is generally accomplished by comparing a signal with known characteristics to the unwanted noise found in the communications system or on the environment being tested. By generating a random noise signal, in combination with a live transmission signal, a carrier to noise instrument or noise generator simulates real world signals and allows the designer, manufacturer or installer to determine if its product is performing to specifications. Testing is generally more cost-efficient, faster and more accurate than alternative methods.

     The Company's instruments generally include noise sources and incorporate state-of-the-art software and hardware, encompassing RF, analog, and digital signal processing. Many types of tests are able to be performed by these instruments, including distortion measurements of transmitters and receivers which operate in high density signal environments, noise figure measurements, bit error rate testing and precision carrier to noise generation. The selling prices for these new products range from $10,000 to over $80,000 per unit.

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

     Sales and Marketing

     In the past, the Company's primary business was to engineer, manufacture and market high performance, high reliability microwave signal processing components used in military applications like advanced radar systems. Recently, the Company has shifted its focus to the increased opportunities available in the commercial marketplace. As a result of this shift the Company believes that variances in its business will now be more dependent on general business cycles, changes in market demand for the commercial products built with the Company's components, and on technological innovations. The percentage of the Company's orders attributable to commercial versus military customers has consistently increased over the last several years. In Fiscal 1996 and Fiscal 1997 the approximate mix of customer orders was 50% for commercial applications and 50% for military applications, of which 10% is directly to the military.

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

     The Company also uses various methods to promote its products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, and participation in trade shows. The Company increased its advertising expenditures during Fiscal 1997 and intends to further expand these activities in its current fiscal year.

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

     Key customers of the Company include NEC, L3, Lucent, EF Data, Dacom, Hughes, Loral, and Stanford Telecom in the commercial market, and Litton Industries, Texas Instruments, General Dynamics and Northrop Grumman in the military market. The Company's customers buy products from the Company on the basis of purchase orders, rather than long-term supply contracts.

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

     The Company considers Mini-Circuits Laboratory, Var-L Company, Inc., Z-Com, Inc., Synergy Microwave, Modco, Inc. as competitors in the VCO market.

     Its primary competitors in the noise source and instrument market are Wireless Telecom Group, Inc., Hewlett Packard and
Telecom Analysis Systems.

     Research and Development

     The Company maintains an engineering staff of individuals as of June 30, 1997, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation and were approximately $203,493 and $157,408 for the years ended March 31, 1997 and 1996, respectively.

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

     Employees

     As of June 21, 1997, the Company had 47 full-time employees including five engaged in management and administration, 8 in engineering, 28 in production and testing, and 6 in sales. The
Company believes that its employee relations are good.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.
                             PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          (a) The Common Stock is traded on the over-the-counter market under the symbol NOIZ. The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 1995 until June 23, 1997 as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), were as follows:
                                       Bid Prices

                                   High            Low
Quarter Ended

Fiscal 1996

     First Quarter                  3 1/16        1 9/16
     Second Quarter                 4 3/4         2 7/16
     Third Quarter                  2 3/4         2
     Fourth Quarter                 3 5/8         1 3/4

Fiscal 1997

     First Quarter                  3 1/8         2 1/4
     Second Quarter                 2 3/4         1 3/4
     Third Quarter                  2 3/8         1 3/8
     Fourth Quarter                 2 1/2         1 3/8

Fiscal 1998

     First Quarter                  2 3/8         1 1/2
       (through June 23, 1997)

          These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     (b) The number of recordholders of the Common Stock as of June 24, 1997 was 304. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in "street" name.

     (c) The Company has not paid any cash dividends during its two most recent fiscal years, nor any subsequent interim period. Under the Company's loan agreement with Bank of New Hampshire (the "Bank"), it is restricted from paying dividends without the consent of the Bank.

ITEM 6.  Management's Discussion and Analysis.

     (a)  Results of Operations.

     Net sales for the Company's fiscal year ended March 31, 1997
("Fiscal 1997") were $3,770,398 as compared to net sales of $3,686,479 for its fiscal year ended March 31, 1996 ("Fiscal 1996), an increase of $83,919 or 2.3%. This was primarily due to increased sales of the Company's Building Block Components.

     Gross profit as a percentage of net sales increased to 42.8% in Fiscal 1997 from 40.5% in Fiscal 1996. Gross profit has increased and is expected to further increase as the Company continues to expand its commercial wireless activities. Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased to 26.2% from 25.8% in Fiscal 1996. The increase in SG&A was attributable primarily to higher advertising and marketing expenses. As the Company's commercial activities increase, the Company expects to continue to increase its marketing and advertising activities. Research and development expenses increased to $203,493 from $157,408 due to the increase of development expenditures to develop the Company's testing equipment. These costs are expected to increase during the Company's current fiscal year.

     The Company had net income for Fiscal 1997 of $395,470 or $.12 per share. This compared to net income of $325,694 or $.10 per share during Fiscal 1996. Fiscal 1997 net income included a $70,987, or $.02 per share, gain on insurance settlement. Fiscal 1996 net income included a $22,575 income tax credit as compared to a $62,998 income tax expense incurred in Fiscal 1997.

     (b)  Liquidity and Capital Resources.

     On March 31, 1997, the Company's working capital was
$2,357,699 as compared with working capital of $1,828,582 at March 31, 1996. This reflects a current ratio of 4.47 to 1 at March 31, 1997 as compared to 4.76 to 1 at March 31, 1996.

     Net cash of $969,161 was provided by operating activities during Fiscal 1997 as compared to $28,154 during Fiscal 1996. This was largely due to the insurance settlement completed during 1997 and the increase in accounts payable at year end. Net cash used by investing activities during Fiscal 1997 was $198,751 as compared to net cash used by investing activities of $1,065,368 during Fiscal 1996. The Company purchased a 31,000 square foot facility during Fiscal 1996, 50% of which it uses as its primary manufacturing facility. Otherwise the use of cash during each period was primarily due to the Company's purchase of equipment. Net cash provided by financing activities during Fiscal 1997 was $44,230 as compared to $895,873 during Fiscal 1996. This was primarily due to the Company's refinancing and borrowing of an aggregate of $805,000 to purchase its facility in February 1996.

     In February 1996, the Company refinanced its outstanding bank loan with a $225,000 loan from the Bank. This term loan requires monthly principal repayments of $5,000 plus accrued interest thereon. In October 1996, the Company repaid this loan by borrowing from the Bank $270,000 on substantially the same terms. This loan bears interest at the Bank's Prime Rate plus 1.0% and is secured by substantially all of the assets of the Company. In February 1996, the Company also borrowed $440,000 from the Bank and granted the Bank a first mortgage on its new facility. This loan bears interest at the Bank's Prime Rate plus 1.0% and the final payment is due in February 2006. The Company also borrowed $365,000 from the SBA and granted the SBA a second mortgage on this facility. This loan bears interest at 6.763% and is due on March 1, 2016.

     In accordance with loans from the Bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios.

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

ITEM 7.  Financial Statements.

     This information is contained on pages F-1 through F-15 hereof.

(a) (1) Financial Statements                                 Page

Report of Independent Auditor. . . . . . . . . . . . . . . . .F-1

Balance Sheets - March 31, 1997 and 1996 . . . . . . . .F-2 - F-3

Statements of Income, Years
ended March 31, 1997 and 1996. . . . . . . . . . . . . .F-4 - F-5

Statements of Changes in Shareholders'
Equity, Years ended March 31, 1997 and 1996. . . . . . . . . .F-6

Statements of Cash Flows,
Years ended March 31, 1997 and 1996. . . . . . . . . . .F-7 - F-8

Notes to Financial Statements,
March 31, 1997 and 1996. . . . . . . . . . . . . . . . F-9 - F-18

(a) (2)  Financial Statement Schedules

Schedule 8 - Valuation and Qualifying Accounts . . . . . . . .S-1


ITEM 8.      Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.

     None.

                            PART III

     The information to be contained herein is incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 1997.

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

     10.1 Incentive Stock Option Plan incorporated by reference to Exhibit 10.1 of the Registration Statement.

     10.2 Executive Stock Option Plan incorporated by reference to Exhibit 10.2 to the Registration Statement.

     10.3 Stock Option Plan approved by the Board of Directors of the Company incorporated by reference to Exhibit
             10.8 of the 1994 10-K.

     10.4    Loan Agreement dated February 2, 1996 between the
             Company and the Bank of New Hampshire incorporated by reference to Exhibit 7(c)(1) of the Form 8-K filed with the Securities and Exchange Commission on February 16, 1996.

     10.5    Authorization and Debenture Guaranty Agreement dated
             February 2, 1996 between the Company and the U.S.
             Small Business Administration incorporated by reference to Exhibit 10.8 of the 1996 10-K.

     10.6 Fourth Amendment to Sublease Agreement dated February 3, 1995 assigned to the Company between Jokah Realty, L.L.C and Ames Textile Corporation.

     10.7    Promissory Note dated October 2, 1996 between the
             Company and Bank of New Hampshire.

(b) Reports on Form 8-K

     None.

                           SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MICRONETICS WIRELESS, INC.


Dated: June 26, 1997          By:  s/Richard S. Kalin
                                   Richard S. Kalin,
                                   Chairman and President

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature              Title                      Date



s/Richard S. Kalin     Chairman and President     June 26, 1997
Richard S. Kalin       (principal executive
                       and financial officer)



s/David Siegel         Director                   June 26, 1997
David Siegel



s/Roy L. Boe           Director                   June 26, 1997
Roy L. Boe



                       Director                   June 26, 1997
Barbara Meirisch



s/Donna Hillsgrove     Treasurer and              June 26, 1997
Donna Hillsgrove       Secretary
                       (principal accounting
                       officer)





micronet\10K.97

                        PAUL C. ROBERTS
                   Certified Public Accountant
                  23 Meeting House Village Way
                       Edgartown, MA 02539

                         (508) 627-3384

                  INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Micronetics Wireless, Inc.
Hudson, New Hampshire

     I have audited the accompanying balance sheets of Micronetics Wireless, Inc. as of March 31, 1997 and 1996 and the related statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. In connection with my audits of the financial statements, I have also audited the financial statement schedules as listed in the accompanying index.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micronetics Wireless, Inc. as of March 31, 1997 and 1996 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also in my opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                        PAUL C. ROBERTS
                                        Certified Public Accountant

Pleasantville, New York
June 25, 1997






                                F-1

                    MICRONETICS WIRELESS, INC.
                          BALANCE SHEETS
                      MARCH 31, 1997 AND 1996

                              ASSETS
                             (Note 3b)
                                           1997           1996
                                        ----------     ----------
Current assets:
  Cash and cash equivalents             $  961,314     $  146,674
  Accounts receivable, net of
   allowance for doubtful accounts
   of $23,488 and $33,437 at March 31,
   1997 and 1996, respectively             755,716        688,828
  Inventories                            1,151,640        834,209
  Insurance claim receivable                     -        596,376
  Prepaid expenses                          43,318         23,793
  Deferred tax asset                       118,481         25,000
  Other current assets                       6,250              -
                                         ---------     ----------

     Total current assets                3,036,719      2,314,880
                                         ---------      ---------

Property and Equipment:
  Furniture, fixtures and equipment      1,269,938        988,624
  Equipment held under capital leases       33,500        102,535
  Building and improvements                846,547        840,247
  Land                                     162,000        162,000
                                         ---------      ---------
                                         2,311,985      2,093,406
  Less: accumulated depreciation
   and amortization                        800,030       (674,128)
                                         ---------      ---------
                                         1,511,955      1,419,278
                                         ---------      ---------
Other assets:
  Security deposits                          1,102          5,086
  Intangibles, net of accumulated
   amortization of $26,086 and              98,375        109,814
   $14,647 at March 31, 1997 and
   March 31, 1996, respectively
  Deferred tax asset                             -        151,391
                                         ---------      ---------
                                            99,477        266,291
                                         ---------      ---------
                                        $4,648,151     $4,000,449
                                         =========      =========





See accompanying notes to financial statements.



                   MICRONETICS WIRELESS, INC.
                          BALANCE SHEETS
                      MARCH 31, 1997 AND 1996

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                             1997           1996
                                           --------      ---------
Current liabilities:
  Note payable - bank, current
    portion                              $   78,856    $    77,431
  Current portion - capital leases
   payable                                   12,847         13,551
  Convertible debenture payable              25,000         25,000
  Accounts payable                          374,746        218,046
  Accrued expenses and taxes, other         155,953        148,455
   than income taxes
  Income taxes payable                       31,618          3,815
                                         ----------     ----------

     Total current liabilities              679,020        486,298
                                         ----------     ----------

Long-term debt -- Net of current
  portion
  Note payable - bank                       948,022        947,089
  Capitalized lease obligations               7,616          7,978
                                          ---------      ---------
                                            955,638        955,067
                                          ---------      ---------
Commitments and contingencies

Shareholders' equity:
  Preferred stock - $.10 par value;
    authorized - 100,000 shares;
   issued and outstanding - 0 shares
   at March 31, 1997 and 1996
  Common stock - $.01 par value;
   authorized - 10,000,000 shares;
   issued and outstanding - 3,188,658
   and 3,116,638 shares at March 31,
   1997 and 1996, respectively               31,887         31,166

  Additional paid - in capital            2,393,748      2,335,530
  Retained earnings (deficit)               587,858        192,388
                                          ---------      ---------
                                          3,013,493      2,559,084
                                          ---------      ---------
                                         $4,648,151     $4,000,449
                                          =========      =========






See accompanying notes to financial statements.

                                F-3

                    MICRONETICS WIRELESS, INC.
                       STATEMENTS OF INCOME
            FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                          1997           1996
                                         ----------    -----------
Net sales                                $3,770,398    $ 3,686,479

Cost of sales                             2,156,520      2,195,847
                                          ---------     ----------
Gross profit                              1,613,878      1,490,632
                                          ---------     ----------
Selling, general and administrative
  expenses                                  987,293        950,189
Research and development expenses           203,493        157,408
Legal fees - related party                   26,462         42,289
                                          ---------     ----------
                                          1,217,248      1,149,886
                                          ---------     ----------
Income from operations                      396,630        340,746
                                          ---------     ----------
Other income (expense):
  Interest income                            21,306          3,172
  Interest expense                          (90,705)       (54,299)
  Rental income                              60,250         13,500
                                          ---------     ----------
                                             (9,149)       (37,627)
                                          ---------     ----------
Income before provision for income
  taxes and extraordinary item              387,481        303,119
Provision for income taxes                   62,998        (22,575)
                                          ---------      ---------
Income before extraordinary item            324,483        325,694

Extraordinary item - Gain on
  inventory from flood, net of
  taxes                                      70,987              -
                                          ---------      ---------
Net income                               $  395,470    $   325,694
                                          =========      =========








See accompanying notes to financial statements.



MICRONETICS WIRELESS, INC.
                       STATEMENTS OF INCOME
            FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                            (continued)
                                          1997             1996
                                        --------       -----------
Primary and fully diluted earnings
  per common share:
Income before extraordinary item           $.10             $.10
Extraordinary item - Gain on
  inventory                                 .02                -
                                      ---------        ---------
Net income                                 $.12             $.10
                                      =========        =========
Weighted average shares outstanding
  Primary                             3,370,753        3,288,374
  Fully diluted                       3,370,753        3,288,374
                                      =========        =========













See accompanying notes to financial statements.




                       MICRONETICS WIRELESS, INC.
              STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                   Common Stock     Additional
                            Par     Paid-In       Retained
                  Shares    Value    Capital      Earnings     Total

Balance -
  March 31, 1995  2,844,698  $28,447 $2,014,784   $(133,306)   $1,909,925

Shares issued on
  conversion of
  debentures        119,760    1,197    198,803       -           200,000

Shares issued upon
  conversion of
  options           150,680    1,507    120,743       -           122,250

Shares issued for
  services            1,500      15       1,200       -             1,215



Net income             -       -           -        325,694       325,694
                 ---------  -------  ----------  ----------     ---------
Balance -
  March 31, 1996 3,116,638   31,166   2,335,530     192,388     2,559,084

Shares issued upon
  conversion of
  options           72,020      721     58,218        -            58,939

Net income             -       -          -         395,470       395,470

Balance -
  March 31, 1997 3,188,658  $31,887 $2,393,748   $  587,858    $3,013,493
                 =========  =======  ==========     =======     =========





See accompanying notes to financial statements.


                                   F-6

                       MICRONETICS WIRELESS, INC.
                        STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1997 AND 1996


                                               1997          1996
                                             --------      --------
  Cash flows from operating activities:
  Net income                               $   395,470    $  325,694
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Depreciation and amortization                137,498       105,459
  (Gain) on sale of assets                        -          (13,500)
  Shares issued for services                      -            1,215
  Deferred tax asset                            57,910       (26,391)
  Changes in assets and liabilities:
  (Increase) decrease in accounts
     receivable                                (66,888)     (133,582)
  (Increase) decrease in inventories          (317,431)     (130,968)
  (Increase) decrease in insurance
     claim receivable                          596,376       (21,714)
  (Increase) decrease in prepaid
     expenses and other current
     assets                                    (25,775)          333
  (Increase) decrease in other
     assets                                       -           (2,643)
  Increase (decrease) in accounts
     payable                                    156,700      (70,276)
  Increase (decrease) in accrued expenses
     and taxes, other than
     income taxes                                 7,498       13,885
  Increase (decrease) in income taxes
     payable                                     27,803         (158)
  Increase (decrease) in deferred sales            -        (19,200)
                                              ---------     --------
Net cash provided by operating
  activities                                    969,161       28,154
                                              ---------    ---------

Cash flows from investing activities:
  Purchase of property and equipment           (202,735)  (1,070,340)
  Purchase of patents and licenses                 -          (8,528)
  Proceeds from sale of assets                     -          13,500
  Proceeds from security deposits                 3,984         -
                                              ---------     --------

Net cash (used) by investing activities       (198,751)  (1,065,368)
                                              --------    ---------


See accompanying notes to financial statements.


MICRONETICS WIRELESS, INC.
                        STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1997 AND 1996

                               (continued)

                                               1997          1996
                                             --------     ---------
Cash flows from financing activities:
  Repayment of bank loans               $  (267,642)  $  (240,480)
  Borrowings of long-term debt              270,000     1,030,000
  Net proceeds from stock options
     exercised                               58,938       122,250
  Principal payments on capital lease
     obligations                            (17,066)      (15,897)
                                            -------     ---------
Net cash provided by financing
     activities                              44,230       895,873
                                            -------     ---------
Net increase (decrease) in cash and
  cash equivalents                          814,640      (141,341)

Cash and cash equivalents, begin-
     ning of year                           146,674       288,015
                                            -------     ---------
Cash and cash equivalents,
     end of year                        $   961,314   $   146,674
                                            =======     =========
Supplemental Disclosure of Cash Flow
  Information:

Cash paid during the years for:

  Interest                              $    99,794     $   48,776
  Income taxes                          $     8,667     $    3,974

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended March 31, 1996, the Company converted convertible debentures of $200,000 into 119,760 shares of common stock of the Company per conversion agreement.

During the year ended March 31, 1996, the Company issued 1,500 shares of its Common Stock in exchange for services of $1,215.

During the years ended March 31, 1997 and 1996, the Company acquired equipment through a capital lease obligation in the amount of $16,000 and $17,500, respectively.

See accompanying notes to financial statements.

                                   F-8

                   MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996


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

(f) Research and Development Costs:
Research and development costs are charged to expense in the year incurred. The amounts expended for the years ended March 31, 1997 and 1996 were approximately $203,000 and $157,000, respectively.

                  MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996


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


2--INVENTORIES
Inventories consist of the following:

                                        March 31,      March 31,
                                          1997           1996
                                        ---------      ---------

               Raw materials and
                 work-in-process        $974,337        $649,657
               Finished goods            177,303         184,552
                                      ----------        --------
                                      $1,151,640        $834,209
                                      ==========        ========

                  MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996

3--LONG-TERM DEBT

The following table summarizes the Company's long-term debt:

                                   March 31,   March 31,
                                     1997         1996
                                   --------    --------
Debentures
  8% Debentures due
   April 30, 1996 (c)            $  25,000    $  25,000

Notes
  Prime plus 1% note due
   February, 2006 (b)              431,432      439,520
  Prime plus 1% note due
   November, 1999 (b)                 -         220,000
  6.763% note due March, 2016 (b)  355,143      365,000
  Prime plus 1% note due
   April, 2001 (b)                 240,000         -
Capital lease obligations (d)       20,766       21,529
                                   -------      -------

Total                            1,072,341    1,071,049

Less current maturities            116,703      115,982
                                   -------     --------

Total long-term debt             $ 955,638    $ 955,067
                                   =======     ========

(a)  Note Payable - Bank
During the year ended March 31, 1994 the Company obtained financing from a bank for $300,000. The agreement calls for payments of $5,000 per month from March, 1994 through February, 1999. The note bears interest at the rate of prime plus 1%. During the year ended March 31, 1996, this note was repaid in full.

(b) During the year ended March 31, 1996 the Company financed the purchase of its building and refinanced its equipment loan, with three new loans, one of which was refinanced by the SBA Loan defined below. The Company borrowed from a bank $440,000, which bears interest at prime plus 1% and is due in equal monthly installments with the final payment due on February 2, 2006. The Company also borrowed (from the same bank) $225,000, which bears interest at prime plus 1% requiring principal payments of $5,000 monthly plus accrued interest. In October 1996, the Company refinanced the $225,000 loan (from the same bank) and borrowed $270,000 at prime plus 1%, with payments due in $5,000 monthly installments with the final payment due on April 2, 2001.

These two loans contain certain covenants pertaining to financial ratios and payment of dividends. At March 31, 1997 the Company is not in violation of these covenants.

MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996

3--LONG-TERM DEBT (CONTINUED)

The Company borrowed $365,000 from the Small Business Administration (the "SBA Loan"), and bears interest at 6.763% per annum. Payments are due in monthly installments of 2,777 through March 1, 2016 when the unpaid balance of principal and interest become due. These loans are secured by substantially all of the assets of the Company.

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

The assets are depreciated over their estimated productive lives.
For the years ended March 31, 1997 and 1996 depreciation of assets under capital leases is included in depreciation expense.

As of March 31, 1997 and 1996, property held under capital leases was as follows:
                                        March 31,      March 31,
                                        1997           1996
                                        ---------      -------
     Machinery and equipment            $ 33,500      $102,535
     Less:  accumulated depreciation       5,388        42,958
                                         -------      --------
                                        $ 28,112      $ 59,577
                                        ========      ========

Annual maturities of long term debt due in the next five years will approximate $117,000 (1998), $85,500 (1999), $83,500 (2000),
$83,500 (2001), $85,300 and $618,000 thereafter.

MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996


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

At March 31, 1997, the Company has recognized a deferred tax asset attributable to net operating loss carryforwards and tax credits. A valuation allowance has not been provided since management believes that all net operating losses and tax credits will be utilized.

At March 31, 1997 the Company has a net operating loss carryover for tax purposes of approximately $288,000 and tax credit carryovers of $20,000 for federal tax purposes, which losses and credits can be used to offset future income and credits through the year ending March 31, 2011.

The following sets forth the provision for income taxes:

                                        March 31,      March 31,
                                          1997            1996
                                        ________       _________

Federal tax on income                   $156,735       $  99,978
State tax provided for                    38,667           3,816
Stock option compensation (a)            (33,975)        (86,563)
Deferred tax benefit                      57,910         (34,368)
                                         -------         -------
                                         219,337         (17,137)
Less:  Benefit from net operating
         loss carryforward               119,760           5,438
                                         -------         -------
Taxes attributable to extra-              99,577         (22,575)
  ordinary item                         $ 36,579       $    -
Provision for income taxes              --------       ---------
                                        $ 62,998       $ (22,575)
                                        ========       =========

                  MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996


4--INCOME TAXES (CONTINUED)

(a) With the exercise of 72,000 and 150,680 of options, the Company derived a permanent difference for tax purposes of approximately $100,000 and $265,000 for the years ended March 31, 1997 and 1996, respectively.

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

Rent expense including real estate taxes, for the year ended March 31, 1996 was $32,953.

6--MAJOR CUSTOMERS

Approximately 50% of the Company's net sales for each of the years ended March 31, 1997 and 1996, respectively, are for military applications of which 10% is directly to U.S. governmental agencies for both years.

7--CAPITAL STOCK, OPTIONS AND WARRANTS

(a) Common Stock:

(a) Stock Options:

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

                  MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996



7--CAPITAL STOCK, OPTIONS AND WARRANTS - (CONTINUED)

(a)(i)(1):
On August 7, 1987, the Company also adopted an Executive Stock
Option Plan, pursuant to which the Company may grant options to purchase up to 100,000 shares of common stock.

(a)(i)(2):
During the year ended March 31, 1995, the Company adopted a stock option plan, "1994 Stock Option Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of common stock.

(a)(i)(3):
During the year ended March 31, 1997, the Company adopted a stock option plan, "1996 Stock Option Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock.

The following tables summarize the activity in options under the stock option plans:
                                                       Price
ISOP Plan                               Shares         Range
---------                               ------     ------------

Outstanding at March 31, 1995           148,700   $ .63 - $1.25
                                        -------    ------------
Cancelled                                 6,600           $1.25

Exercised                                40,650   $ .63 - $1.25
                                        -------   -------------
Outstanding at March 31, 1996           101,450   $ .63 - $1.25

Granted                                  32,500   $1.87 - $2.13

Exercised                                10,800   $ .63 - $1.25
                                        -------   -------------
Outstanding at March 31, 1997           123,150   $ .63 - $2.13

Exercisable at March 31, 1997            66,000   $ .63 - $1.87
                                        -------    ------------

                  MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996

7--CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

                                                       Price
ESOP Plan                               Shares         Range
---------                               ------     ------------
Outstanding at March 31, 1995           100,000    1.06
                                        -------    ------------
Outstanding at March 31, 1996           100,000    1.06

Exercised                                 5,000    1.06
                                        -------    ------------
Outstanding at March 31, 1997            95,000    1.06
                                        -------    ------------
Exercisable at March 31, 1997            95,000    1.06
                                        -------    ------------
Other Options
-------------
Outstanding at March 31, 1995           330,000   $ .63 - $2.88
                                        -------    ------------
Granted                                  60,000   $2.25

Exercised                               101,280   $ .63 - $ .75
                                        -------    ------------
Outstanding at March 31, 1996           288,720   $ .63 - $2.88

Expired                                  15,000   $ .75

Granted                                  79,000   $1.88 - $2.50

Exercised                                48,720           $ .63
                                        -------   -------------
Outstanding at March 31, 1997           304,000   $ .63 - $2.88

Exercisable at March 31, 1997           250,000   $ .63 - $2.88
                                        -------    ------------

MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996

7--CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

                                                       Price
Other Options                           Shares         Range
-------------                           ------     ------------

1994 Stock Option Plan:
----------------------

Outstanding at March 31, 1995             55,000  $1.25
                                         -------   ----
Granted                                  207,500  $1.75 - $2.41

Exercised                                  8,750  $1.25 - $2.125
                                         -------   -------------
Outstanding at March 31, 1996            253,750  $1.25 - $2.41

Exercised                                  7,500  $2.125
                                         -------   -------------
Outstanding at March 31, 1997            246,250  $1.25 - $2.41
                                         -------  --------------
Exercisable at March 31, 1997            100,875  $1.25 - $2.41
                                          ------   -------------

1996 Stock Option Plan:
----------------------

Granted                                   82,500  $1.875

Outstanding at March 31, 1997             82,500  $1.875

Exercisable at March 31, 1997             30,000  $1.875
                                          ------  --------------

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the related interpretations of selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employees' stock options. Under APB 25, because the exercise price of the Company's stock options is equal to or less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma net income, had Statement 123 been applied, would have resulted in net income, net of taxes, of approximately $31,000 and $33,000 for the years ended March 31, 1997 and March 31, 1996, respectively.

                   MICRONETICS WIRELESS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996


8--PREFERRED STOCK

Pursuant to the Company's certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 100,000 shares of preferred stock, par value $.10 per share, in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock.

9--INTANGIBLES

Intangible assets at March 31, 1997 and 1996 are as follows:

                                        1997        1996
                                        -----     --------
Licensing agreements               $ 100,000      $ 100,000
Patents                               24,461         24,461
                                    --------       --------
                                     124,461        124,461
Less accumulated amortization         26,086         14,647
                                    --------        -------
                                   $  98,375      $ 109,814
                                    ========       ========

10--RELATED PARTY TRANSACTIONS

Related party legal fees of $26,462 and $42,289 for the years ended March 31, 1997 and March 31, 1996, respectively, were to a firm of which a member is an officer and shareholder of the Company.

11--CONTINGENCY

During the year ended March 31, 1995, the Company suffered damage to its inventory, lease improvements and equipment due to a flood. The Company had insurance to cover this contingency and as a result, wrote down its inventory, lease improvements and equipment and filed a claim with the insurance company. During the year ended March 31, 1997, the Company received $812,417 from its claim and reported an extraordinary gain on inventory of $70,987 net of taxes.

                      MICRONETICS WIRELESS, INC.
            SCHEDULE 8 - VALUATION AND QUALIFYING ACCOUNTS



              Balance   Charged   Charged
                 at     to Costs    to                         Balance
             Beginning    and     Other                        at End
Description  of Period  Expenses  Accounts      Deductions(a)  of Period
-----------  ---------  --------  --------      ------------   ---------

Reserve for
Bad Debts      $33,437   $26,531     -           36,480        $23,488
             =========  ========  =======       ===========    ========

(a) Write off of accounts receivable against reserve.




micronet\10k.97

                                INDEX



  10.6 Fourth Amendment to Sublease Agreement dated February 3, 1995 assigned to the Company between Jokah Realty, L.L.C and Ames Textile Corporation.

  10.7 Promissory Note dated October 2, 1996 between the Company and Bank of New Hampshire.