Form 10QSB
period 1997-06-30
MICRONETICS WIRELESS INC
filed 1997-08-04
CIK 820097

4                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Outstanding at
Class of Common Stock                        July 24, 1997

   $.01 par share                              3,188,658



            Page 1 of 11. There is no Exhibit Index.

MICRONETICS WIRELESS, INC.


                              INDEX


                                                  Page No.

Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               June 30, 1997 and March 31, 1997        3-4

               Condensed Statements of Operations-
               Three Months Ended June 30, 1997 and
               June 30, 1996                           5

               Condensed Statements of Cash Flows -
               Three Months Ended June 30, 1997
               and June 30, 1996                       6-7

               Notes to Condensed Financial
               Statements                              8

     Item 2.   Management's Discussion and Analysis    9

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K        10

Signature                                              11

                 PART I. FINANCIAL INFORMATION

                    MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets
                         --------------
                                     June 30,           March 31,
                                       1997               1997
                                   -----------------------------
CURRENT ASSETS:
 Cash                              $  978,417          $  961,314

Receivables
 Trade (net of allowance for
 doubtful accounts)                   664,873             755,716

Inventories (note 2)                1,150,396           1,151,640

Prepaid expenses and other
 current assets                        37,105              43,318

Deferred tax asset                     95,113             118,481

Other current assets                     0                  6,250
                                    ---------           ---------
TOTAL CURRENT ASSETS                2,925,904           3,036,719

FIXED ASSETS

Land                                  162,000             162,000
Building & Improvements               846,547             846,547
Furniture, Fixtures, and
 Equipment                          1,287,662           1,269,938
Capitalized Leases                     33,500              33,500
                                    ---------           ---------
 Gross Fixed Assets                 2,329,709           2,311,985
 Accumulated Depreciation
  and Amortization                   (844,069)           (800,030)
                                    ---------           ---------
TOTAL (NET) FIXED ASSETS            1,485,640           1,511,955

OTHER ASSETS

 Deposits                               3,053               1,102

 Intangibles (Net of                   97,417              98,375
  Amortization)
                                    ---------           ---------
TOTAL OTHER ASSETS                    100,470              99,477
                                    ---------           ---------
TOTAL ASSETS                       $4,512,014          $4,648,151
                                    =========           =========


MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
               Liabilities and Shareholders' Equity
          --------------------------------------------

                                     June 30,           March 31,
                                       1997               1997
                                   -----------------------------
CURRENT LIABILITIES:

 Short term loans and capitalized
  leases                             $  94,229          $  91,703
 Accounts payable                      157,806            374,746
 Accrued expenses and taxes, other
  than income taxes                    167,297            155,953
 Subordinated Debentures                25,000             25,000
 Income taxes payable                   40,499             31,618
                                       -------            -------
TOTAL CURRENT LIABILITIES              484,831            679,020

LONG-TERM DEBT:

 Capitalized leases                      3,464              7,616
 Notes Payable - Bank                  928,297            948,022
                                       -------            -------
TOTAL LONG-TERM DEBT                   931,761            955,638

SHAREHOLDER'S EQUITY

 Common stock                           31,887             31,887
 Additional paid-in capital          2,393,748          2,393,748
 Retained earnings (deficit)           669,787            587,858
                                     ---------          ---------
TOTAL SHAREHOLDERS' EQUITY           3,095,422          3,013,493
                                     ---------          ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $4,512,014         $4,648,151
                                     =========          =========

MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------


                                        3 Months Ended June 30,
                                      1997                  1996
                                   -----------          ---------
Operating revenues                 $ 1,010,699         $  848,847

Cost of operations                     616,083            481,501
                                     ---------          ---------
Gross profit                           394,616            367,346

Selling, general and
 administrative expenses               227,561            220,197

Research & Development                  54,320             44,058
                                     ---------          ---------
Operating income                       112,735            103,091

Other income (expense):
 Rental income                          15,062             15,062
 Interest income                         9,004                651
 Interest expense                      (21,504)           (23,279)
 Other income                           (2,129)            (2,253)
                                     ---------          ---------
          Total                            433             (9,819)
                                     ---------          ---------
Income before provision
 for income taxes                      113,168             93,272

Provision for income taxes              31,240             31,000
                                     ---------          ---------
Net income                         $    81,928          $  62,272
                                     =========          =========
Net income per share               $      0.03         $     0.02
                                     =========          =========
Weighted average number
 of shares outstanding               3,268,858          3,268,858
                                     ---------          ---------






                   MICRONETICS WIRELESS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                         3 Months Ended June 30,
                                      1997                  1996
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from operating
 Activities:

Net income                         $   81,928            $  62,272

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset         23,368               31,000

Depreciation and amortization          44,997               32,045

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets   104,550               56,913

(Increase) decrease in security
 deposits and other assets             (1,951)                (615)

(Increase) in insurance receivable        0                      0

(Decrease) increase in accounts
 payable accrued liabilities,
 notes payable and other current
 liabilities                         (193,919)             (75,749)

Increase (decrease) in deferred
 sales                                    0                  9,342
                                    ---------           ----------
Net cash provided (utilized)
by operating activities             $  58,973           $  115,208
                                    =========           ==========


                   MICRONETICS WIRELESS, INC.
                 STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)

          --------------------------------------------
                                         3 Months Ended June 30,
                                      1997                  1996
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets      $  (17,993)         $  (26,694)
                                    ---------           ---------
Net cash provided (used) by
 investment activities                (17,993)            (26,694)
                                    ---------           ---------
Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
    and capitalized leases            (23,877)            (23,801)

  Proceeds from stock options
    exercised                            0                  1,000

  Proceeds from issuance of common
   stock                                 0                      0

  Proceeds from issuance of
    subordinated convertible
    debentures                           0                      0
                                    ---------           ---------
Net cash provided (used)
 by financing activities              (23,877)            (22,801)
                                    ---------           ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                   17,103              65,713

Cash and cash equivalents, at
 beginning of year                    961,314             146,674
                                    ---------           ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $  978,417           $ 212,387
                                    =========           =========

                   MICRONETICS WIRELESS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of June 30, 1997 and 1996, the results of operations for the three month periods ended
          June 30, 1997 and 1996 and cash flows for the three month periods ended June 30, 1997 and 1996.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1997.

          The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:

                          June 30, 1997           March 31, 1997

     Raw materials and
      work-in-process      $   984,508             $   974,337
     Finished goods            165,888                 177,303
                             ---------               ---------
     Total                 $ 1,150,396             $ 1,151,640
                             =========               =========

Item 2.  Management's Discussion and Analysis

     Results of Operations

     The Company had revenues of $1,010,699 and $848,847 for the three months ended June 30, 1997 and 1996, respectively, an increase of $161,852 or 19% in the current period. Gross profit as a percent of net sales decreased to 39% during the current period as compared to 43.3% during the corresponding period of the prior fiscal year. Selling, general and administrative expenses as a percent of net sales for the current period fell to 22.5% as compared to 25.9% for the corresponding year earlier period. Research and development expenses were 5.4% of net sales during the current period as compared to 5.2% of net sales a year ago.

     The Company had net income of $81,928, or $.03 per share, as compared to net income of $62,272, or $.02 per share, for the three month periods ended June 30, 1997 and 1996, respectively. This is an increase of $19,656 or 31.6% in the current period. The weighted average shares outstanding for the three months ended June 30, 1997 and June 30, 1996, were 3,268,858.

     Financial Condition

     The Company's working capital at June 30, 1997 was $2,441,073, a decrease of $83,104 from $2,357,969, the working capital at March 31, 1997. The Company's current ratio was approximately 6.03 to 1 at June 30, 1997; it was approximately 4.47 to 1 at March 31, 1997.

     Net cash of $58,973 was provided by operating activities during the three months ended June 30, 1997 as compared to $115,208 during the year earlier period. This was primarily due to a decrease in accounts receivable and accounts payable during the quarter, as compared to an increase in such receivables and payables during the year earlier period. Net cash utilized by investing activities during the three months ended June 30, 1997 was $17,993 as compared to $26,694 during the year earlier period. This use of cash was primarily due to the Company's purchase of equipment during both periods. Net cash utilized by financing activities during the three months ended June 30, 1997 was $23,877, as compared to $22,801 during the year earlier period. The primary use of cash was to reduce debt in both periods. As a result of these activities, the Company's cash position increased by $17,103 during the current three months as compared to an increase of $65,713 in the year ago period.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended June 30, 1997, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MICRONETICS WIRELESS, INC.
                                    (Registrant)



Dated: August 4, 1997         By:  s/Richard S. Kalin
                                   Richard S. Kalin,
                                   President (Principal Executive
                                   and Financial Officer)








wp51\micronet\10-Q-JUN.97