Form 10QSB
period 1997-09-30
MICRONETICS WIRELESS INC
filed 1997-11-10
CIK 820097

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.

3,293,798 shares of common stock, par value $.01 per share.


                          Page 1 of 12
                   There is no Exhibit Index.

                   MICRONETICS WIRELESS, INC.


                              INDEX



Part I.  Financial Information                             Page No.

     Item 1.   Financial Statements

               Condensed Balance Sheets -                     3-4
               September 30, 1997 and March
               31, 1997

               Condensed Statements of Operations-              5
               Three Months Ended September 30, 1997
               and 1996

               Condensed Statements of Operations -             6
               Six Months Ended September 30, 1997
               and 1996

               Condensed Statements of Cash Flows -           7-8
               Six Months Ended September 30, 1997
               and 1996

               Notes to Condensed Financial                     9
               Statements

     Item 2.   Management's Discussion and Analysis            10
               of Financial Condition and
               Result of Operations

Part II.  Other Information

     Item 2.   Submission of Matters to a Vote of              11
               Security Holders

     Item 6.   Exhibits and Reports on Form 8-K                11

Signature                                                      12

                 PART I. FINANCIAL INFORMATION

                    MICRONETICS WIRELESS, INC.

                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets
                         --------------
                                   September 30,        March 31,
                                       1997               1997
                                   -----------------------------
Current assets:
 Cash                              $1,049,826          $  961,314

Receivables
 Trade (net of allowance for
 doubtful accounts)                   720,278             755,716

Inventories (note 2)                1,272,440           1,151,640

Prepaid expenses and other
 current assets                        28,218              43,348

Deferred tax asset                     78,725             118,481

Other current assets                    3,811               6,250
                                    ---------           ---------
Total current assets                3,153,298           3,036,719

Fixed assets:
 Land                                 162,000             162,000

 Building & improvements              848,809             846,547

 Furniture, fixtures and
   equipment                        1,285,530           1,269,938

 Capitalized leases                    33,500              33,500
                                    ---------           ---------
  Gross fixed assets                2,329,839           2,311,985
  Accumulated depreciation and       (863,111)           (800,030)
    amortization                    ---------           ---------

Total (net) fixed assets            1,466,728           1,511,955

Other assets:

 Deposits                               5,493               1,102

 Intangibles (net of amortization)     96,462              98,375
                                    ---------           ---------
Total other assets                    101,955              99,477
                                    ---------           ---------
Total assets                       $4,721,981          $4,648,151
                                    =========           =========

MICRONETICS WIRELESS, INC.
                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
               Liabilities and Shareholders' Equity
          --------------------------------------------

                                   September 30,        March 31,
                                       1997               1997
                                   -----------------------------
Current liabilities:

Short term loans and capitalized
 leases                            $   88,950          $   91,703

Accounts payable                      214,602             374,746

Accrued expenses and taxes, other
 than income taxes                    204,244             155,953

Subordinated debentures                25,000              25,000

Income taxes payable                   52,221              31,648
                                    ---------           ---------
Total current liabilities             585,017             679,020

Long term debt:

Capitalized leases                      7,626               7,616

Notes payable - bank                  905,822             948,022
                                    ---------           ---------
Total long-term debt                  913,448             955,638

Shareholders' equity:

 Common stock                          31,937              31,887
 Additional paid - in capital       2,396,823           2,393,748
 Retained earnings                    794,756             587,858
                                   ----------           ---------
Total shareholders' equity          3,223,516           3,013,493
                                   ----------           ---------
Total liabilities and
shareholders' equity               $4,721,981          $4,648,151
                                   ==========           =========

MICRONETICS WIRELESS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------

                                3 Months Ended September 30,
                                      1997                  1996
                                --------------         ----------
Operating revenues                 $1,201,432           $ 935,202

Cost of operations                    709,300             524,227
                                    ---------           ---------
Gross profit                          492,132             410,975
                                    ---------           ---------
Selling, general and
 administrative expenses              310,143             223,424

Research & development                 58,292              46,048
 expense                            ---------           ---------

Operating income                      123,697             141,503

Other income (expense):
 Rental income                         15,063              15,063
 Interest income                        9,310               1,726
 Interest (expense)                   (16,148)            (23,144)
 Other income (expense)                20,158              (2,318)
                                    ---------           ---------
          Total                        28,383              (8,673)
                                    ---------           ---------
Income before taxes and
 extraordinary items                  152,080             132,830

Provision for income taxes             22,110              24,800
                                    ---------           ---------
Income before extraordinary
 item                              $  129,970           $ 108,030

Extraordinary item --
 insurance settlement                    -                 98,566
                                    ---------           ---------
Net income                            129,970             206,596
                                    =========           =========
Net income per share
 Before extraordinary item         $     0.04           $    0.03
 Extraordinary item                      -                   0.03
                                    ---------           ---------
Net income per share               $     0.04           $    0.06
                                    =========           =========
Weighted average number
 of shares outstanding              3,370,753           3,268,858
                                    =========           =========

                   MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------


                                6 Months Ended September 30,
                                      1997                  1996
                                --------------        ----------
Operating revenues              $ 2,212,131           $ 1,784,049

Cost of operations                1,325,383             1,005,728
                                  ---------             ---------
Gross profit                        886,748               778,321

Selling, general and
 administrative expenses            537,704               443,621

Research & development expense      112,612                90,106
                                  ---------             ---------
Operating income                    236,432               244,594

Other income (expense):
 Rental income                       30,125                30,125
 Interest income                     18,314                 2,377
 Interest (expense)                 (37,652)              (46,423)
 Other income (expense)              18,029                (4,571)
                                  ---------             ---------
          Total                      28,816               (18,492)
                                  ---------             ---------
Income before taxes and
 extraordinary item                 265,248               226,102

Provision for income taxes           53,350                46,000
                                  ---------             ---------
Income before extraordinary
 item                               209,898               180,102

Extraordinary item --
 Insurance settlement                  -                   98,566
                                  ---------             ---------
Net income                        $ 209,898             $ 278,668
                                  =========             =========
Net income per share
 Before extraordinary item        $    0.06             $    0.06
 Extraordinary item                    -                     0.03
                                  ---------             ---------
 Net income per share             $    0.06             $    0.09
                                  =========             =========
Weighted average number
 of shares outstanding            3,370,753             3,268,858
                                  =========             =========

                   MICRONETICS WIRELESS, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                6 Months Ended September 30,
                                      1997                  1996
                                --------------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from operating
 Activities:

Net income                         $  206,898         $   278,668

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset         39,755              70,000

Depreciation and amortization          89,994              64,614

Changes in assets and liabilities:
 (Increase) decrease in accounts
   receivable, inventories, prepaid
   expenses and other current assets  (67,823)             30,445

(Increase) decrease in security
  deposits and other assets            (4,391)             (1,130)

(Increase) decrease in insurance
  receivable                              0               596,376

(Decrease) increase in accounts
  payable accrued liabilities,
  notes payable and other current
  liabilities                         (94,003)            (14,879)

Increase (decrease) in deferred
 sales                                    0                 6,066
                                      --------          ---------
Net cash provided (utilized)
 by operating activities           $   170,430        $ 1,030,160
                                      --------          ---------

                   MICRONETICS WIRELESS, INC.
                 STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)


                                6 Months Ended September 30,
                                      1997                  1996
                                ---------------        ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets       $   (42,853)      $   (46,190)
                                      ---------         ---------
Net cash provided (used) by
 investment activities                  (42,853)          (46,190)
                                      ---------         ---------
Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
  and capitalized leases                (42,190)          (53,715)

  Proceeds from stock options
  exercised                               3,125             1,000

  Proceeds from issuance of common
   stock                                    0                 0

  Proceeds from issuance of
  subordinated convertible
  debentures                                0                 0
                                      ---------         ---------
Net cash provided (used)
 by financing activities                (39,065)          (52,715)
                                      ---------         ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                     88,512           931,255

Cash and cash equivalents, at
 beginning of year                      961,314           146,674
                                      ---------         ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                      $ 1,049,826       $ 1,077,929
                                      =========         =========

                    MICRONETICS WIRELESS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and 1996, the results of operations for the three month and six month periods ended September 30, 1997 and 1996 and cash flows for the six month periods ended
          September 30, 1997 and 1996.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1997.

          The results of operations for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:


                          September 30, 1997       March 31, 1997

     Raw materials and
      work-in-process      $   996,487             $   974,337
     Finished goods            275,953                 177,303

     Total                 $ 1,272,440             $ 1,151,640














Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations



     Results of Operations


     The Company had revenues of $1,201,432 and $935,202 for the three months ended September 30, 1997 and 1996, respectively, an increase of 28.4% compared to the prior period. The Company had net income of $124,970 or $.04 per share, as compared with net income of $206,596 or $.06 per share, for the three month periods ended September 30, 1997 and 1996, respectively. The Company had revenues of $2,212,131 and $1,784,049 for the six months ended September 30, 1997 and 1996, respectively, an increase of 23.9% over the prior period. The Company had net income of $206,898 or $.06 per share, and $278,668 or $.09 per share, for the six month periods ended September 30, 1997 and 1996, respectively. The three and six month periods ended September 30, 1996 included $98,566 or $.03 per share extraordinary gain from an insurance settlement.

     Gross profit as a percent of net sales for the three months ended September 30, 1997 was 40.9% compared to 43.9% during the corresponding period of the prior fiscal year. For the six month periods ended September 30, 1997 and 1996 gross profit as a percent of net sales was 40.1% and 43.6%, respectively. The decreases during the current periods were due to the introduction of certain new products which required higher start-up manufacturing costs.
Selling, general and administrative expenses ("SGA") as a percent of net sales for the three months ended September 30, 1997 increased to 25.8% as compared to 23.9% in the prior year. The Company increased its advertising expenses during the current period. For the six month period ended September 30, 1997, SGA as a percent of net sales decreased to 24.3% from 24.9% in the year earlier period. Research and development expenses ("R&D") as a percent of net sales for the periods presented were approximately the same as a percent of net sales.


     Financial Condition


     The Company's working capital at September 30, 1997 was
$2,568,281.  It was $2,357,699 at March 31, 1997.  The Company's
current ratio was 5.39 to 1 at September 30, 1997, as compared to
4.47 to 1 at March 31, 1997.

     The Company generated cash from operating activities in the amount of $170,430 during the six months ended September 30, 1997 as compared to $1,030,160 in the year earlier period. A large part of the increase last year was due to an insurance settlement. The Company purchased $42,853 of new equipment during the six months ended September 30, 1997, as compared to $46,190 a year ago. The Company used $39,065 for financing activities during the six months ended September 30, 1997, as compared to a use of $52,715 related to financing activities during the year earlier period. As a result, the Company's cash and cash equivalents increased from $961,314 at March 31, 1997 to $1,049,826 at September 30, 1997.


     Safe Harbor Statement


     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lenders.

                    PART II - OTHER INFORMATION



Item 2.  Submission of Matters to a Vote of Security Holders

     On October 7, 1997, at the Company's Annual Meeting of Shareholders, the Company's shareholders elected management's slate of directors, which included Messrs. Richard S. Kalin, David Siegel, Roy L. Boe and Ms. Barbara Meirisch. Mr. Kalin received 2,280,705 votes for, 0 against and 20,680 withheld. Mr. Siegel received 2,280,705 votes for, 0 against and 21,880 withheld. Mr. Boe received 2,280,705 votes for, 0 votes against and 20,480 withheld. Ms. Meirisch received 2,280,705 votes for, 0 votes against and 21,780 withheld.



Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended September 30, 1997, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.




Dated: November 10, 1997           s/Richard S. Kalin
                                   Richard S. Kalin,
                                   President and Chief
                                     Financial Officer



































wp51\MICRONET\10q-sep.O97