Form 10QSB/A
period 1997-09-30
MICRONETICS WIRELESS INC
filed 1997-11-25
CIK 820097

FORM 10-QSB/A

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
                                   ==========           =========

MICRONETICS WIRELESS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------

                                3 Months Ended September 30,
                                      1997                  1996
                                --------------         ----------
Operating revenues                 $1,201,432           $ 935,202

Cost of operations                    709,300             524,227
                                    ---------           ---------
Gross profit                          492,132             410,975
                                    ---------           ---------
Selling, general and
 administrative expenses              310,143             223,424

Research & development                 58,292              46,048
 expense                            ---------           ---------

Operating income                      123,697             141,503

Other income (expense):
 Rental income                         15,063              15,063
 Interest income                        9,310               1,726
 Interest (expense)                   (16,148)            (23,144)
 Other income (expense)                20,158              (2,318)
                                    ---------           ---------
          Total                        28,383              (8,673)
                                    ---------           ---------
Income before taxes and
 extraordinary items                  152,080             132,830

Provision for income taxes             27,110              24,800
                                    ---------           ---------
Income before extraordinary
 item                              $  124,970           $ 108,030

Extraordinary item --
 insurance settlement                    -                 98,566
                                    ---------           ---------
Net income                            124,970             206,596
                                    =========           =========
Net income per share
 Before extraordinary item         $     0.04           $    0.03
 Extraordinary item                      -                   0.03
                                    ---------           ---------
Net income per share               $     0.04           $    0.06
                                    =========           =========
Weighted average number
 of shares outstanding              3,370,753           3,268,858
                                    =========           =========

                   MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------


                                6 Months Ended September 30,
                                      1997                  1996
                                --------------        ----------
Operating revenues              $ 2,212,131           $ 1,784,049

Cost of operations                1,325,383             1,005,728
                                  ---------             ---------
Gross profit                        886,748               778,321

Selling, general and
 administrative expenses            537,704               443,621

Research & development expense      112,612                90,106
                                  ---------             ---------
Operating income                    236,432               244,594

Other income (expense):
 Rental income                       30,125                30,125
 Interest income                     18,314                 2,377
 Interest (expense)                 (37,652)              (46,423)
 Other income (expense)              18,029                (4,571)
                                  ---------             ---------
          Total                      28,816               (18,492)
                                  ---------             ---------
Income before taxes and
 extraordinary item                 265,248               226,102

Provision for income taxes           58,350                46,000
                                  ---------             ---------
Income before extraordinary
 item                               206,898               180,102

Extraordinary item --
 Insurance settlement                  -                   98,566
                                  ---------             ---------
Net income                        $ 206,898             $ 278,668
                                  =========             =========
Net income per share
 Before extraordinary item        $    0.06             $    0.06
 Extraordinary item                    -                     0.03
                                  ---------             ---------
 Net income per share             $    0.06             $    0.09
                                  =========             =========
Weighted average number
 of shares outstanding            3,370,753             3,268,858
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



                                   MICRONETICS WIRELESS, INC.




Dated: November 25, 1997           s/Richard S. Kalin
                                   Richard S. Kalin,
                                   President and Chief
                                     Financial Officer








wp51\MICRONET\10q-sep.O97