Form 10QSB
period 1997-12-31
MICRONETICS WIRELESS INC
filed 1998-02-09
CIK 820097

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997.

3,317,208 shares of common stock, par value $.01 per share.


                   MICRONETICS WIRELESS, INC.


                              INDEX


                                                  Page No.

Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               December 31, 1997 and March             3-4
               31, 1997

               Condensed Statements of Operations-
               Three Months Ended December 31, 1997
               and 1996                                5

               Condensed Statements of Operations -    6
               Nine Months Ended December 31, 1997
               and 1996

               Condensed Statement of Cash Flows -     7-8
               Nine Months Ended December 31, 1997
               and 1996

               Notes to Condensed Financial            9
               Statements

     Item 2.   Management's Discussion and Analysis    10
               of Financial Condition and
               Results of Operations

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K        11

               Signature                               12

                 PART I. FINANCIAL INFORMATION

                    MICRONETICS WIRELESS, INC.

                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets
                         --------------
                                   December 31,          March 31,
                                       1997                1997
                                   ------------------------------
Current assets:
 Cash                              $ 1,110,065        $   961,314
 Receivables (net of
  allowance for doubtful
  accounts)                            796,543            755,716

 Inventories (note 2)                1,362,318          1,151,640

 Prepaid expenses and other
  current assets                        41,751             49,568

 Deferred tax asset                     58,409            118,481
                                   -----------        -----------
Total current assets                 3,369,086          3,036,719

Fixed assets:
 Land                                  162,000            162,000

 Building and improvements             849,899            846,547

 Furniture, fixtures and
  equipment                          1,374,844          1,269,938

 Capitalized leases                     82,990             33,500
                                   -----------        -----------
  Gross fixed assets                 2,469,733          2,311,985
  Accumulated depreciation and
    amortization                      (907,151)          (800,030)
                                   -----------        -----------
Total (net) fixed assets             1,562,582          1,511,955

Other assets:

 Deposits                                9,724              1,102

 Intangibles (net of amortization)      95,505             98,375

 Deferred tax asset                          0                  0
                                   -----------        -----------
Total other assets                     105,229             99,477
                                   -----------        -----------

Total assets                       $ 5,036,897        $ 4,648,151

MICRONETICS WIRELESS, INC.

                     CONDENSED BALANCE SHEETS
                            (UNAUDITED)
               Liabilities and Shareholders' Equity
          --------------------------------------------

                                    December 31,         March 31,
                                       1997                1997
                                   ------------------------------
Current liabilities:

 Short-term loans and capitalized
  leases                           $   114,034        $    91,703

 Accounts payable                      253,397            374,746

 Accrued expenses and taxes, other
  than income taxes                    206,350            155,953

 Subordinated debentures                25,000             25,000

 Income taxes payable                   62,801             31,618
                                   -----------        -----------
 Total current liabilities             661,582            679,020

Long-term debt:

 Capitalized leases                     53,325              7,616

 Notes payable - bank                  885,779            948,022
                                   -----------        -----------
 Total long-term debt                  939,104            955,638


Shareholders' equity:

 Common stock                           33,172             31,887
 Additional paid - in capital        2,496,806          2,393,748
 Retained earnings                     906,233            587,858
                                   -----------        -----------
Total shareholders' equity           3,436,211          3,013,493
                                   -----------        -----------
Total liabilities and
shareholders' equity               $ 5,036,897        $ 4,648,151

MICRONETICS WIRELESS, INC.

                CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)
          --------------------------------------------

                                    Three Months Ended December 31,
                                      1997                  1996
                                --------------         ----------

Operating revenues                  $1,243,281        $   916,207

Cost of operations                     681,847            571,487
                                     ---------          ---------
Gross profit                           561,434            344,720
                                     ---------          ---------
Selling, general and
 administrative expenses               337,683            217,800

Research and development                83,727             64,903
 expense                             ---------          ---------

Operating income                       140,024             62,017

Other income (expense):
 Rental income                          15,062             15,062
 Interest income                         9,482             10,265
 Interest (expense)                    (21,077)           (22,726)
 Other income (expense)                 (2,259)            (3,318)
                                     ---------          ---------
          Total                          1,208               (717)
                                     ---------          ---------

Income before taxes                    141,232             61,300

Provision for income taxes              29,755             11,500
                                     ---------          ---------
Net income                         $   111,477         $   49,800
                                     =========          =========
Net income per share               $      0.03         $     0.02
                                     =========          =========
Weighted average number
 of shares outstanding               3,370,753          3,268,858
                                     =========          =========
MICRONETICS
 WIRELESS, INC.

                CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

          --------------------------------------------

                                     Nine Months Ended December 31,
                                      1997                  1996
                                -------------          --------------

Operating revenues                 $3,455,412          $2,700,256

Cost of operations                  2,007,230           1,577,215
                                    ---------           ---------
Gross profit                        1,448,182           1,123,041

Selling, general and
 administrative expenses              875,386             661,421

Research and development expense      196,339             155,009
                                    ---------           ---------
Operating income                      376,457             306,611

Other income (expense):
 Rental income                         45,187              45,187
 Interest income                       27,796              12,642
 Interest (expense)                   (58,729)            (69,149)
 Other income (expense)                15,770              (7,889)
                                    ---------           ---------
          Total                        30,024             (19,209)
                                    ---------           ---------
Income before taxes and
 extraordinary item                   406,481             287,402

Provision for income taxes             88,105              57,500
                                    ---------           ---------
Income before extraordinary
 item                                 318,376             229,902

Extraordinary item --
 insurance settlement                    -                 98,566
                                    ---------           ---------
Net income                         $  318,376          $  328,468
                                    =========           =========
Net income per share
 Before extraordinary item         $     0.09          $     0.07
 Extraordinary item                      -                   0.03
                                    ---------           ---------
 Net income per share              $     0.09          $     0.10
                                    =========           =========
Weighted average number
 of shares outstanding              3,370,753           3,268,858
                                    =========           =========
                    MICRONETICS WIRELESS, INC.

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

          --------------------------------------------
                                     Nine Months Ended December 31,
                                      1997                1996
                                --------------        -------------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Operating
 Activities:

Net income                         $  318,375          $  328,468

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset         60,072              81,503

Depreciation and amortization         134,991              98,721

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets  (243,688)           (224,316)

(Increase) decrease in security
 deposits and other assets             (5,752)              1,306

(Increase) decrease in insurance
 receivable                               -               596,376

(Decrease) increase in accounts
 payable accrued liabilities,
 notes payable and other current
 liabilities                          (99,505)             27,763
                                    ---------           ---------
Net cash provided (utilized)
 by operating activities           $  164,493          $  909,821
                                    =========           =========

                   MICRONETICS WIRELESS, INC.

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                     Nine Months Ended December 31,
                                      1997               1996
                                --------------       --------------


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:

(Additions) to fixed assets        $  (125,882)        $ (129,418)
                                      ---------          ---------
Net cash provided (used) by
 investment activities             $  (125,882)        $ (129,418)
                                      ---------          ---------
Cash Flows from Financing
 Activities:

 (Reduction) increase of debt
  and capitalized leases           $     5,797         $   26,453

 Proceeds from stock options
  exercised                            104,343             16,000
                                      ---------          ---------
Net cash provided (used)
 by financing activities           $   110,140             42,453
                                      ---------          ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS               $   148,751         $  822,856

Cash and cash equivalents, at
 beginning of year                     961,314            146,674
                                     ----------          ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $ 1,110,065         $  969,530
                                     ==========          =========

                    MICRONETICS WIRELESS, INC.

            NOTES TO BE CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1997 and 1996, the results of operations for the three and nine month periods ended December 31, 1997 and 1996 and cash flows for the nine month periods ended December 31, 1997 and 1996.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1997.

          The results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:

                           December 31, 1997    March 31, 1997

     Raw materials and
      work-in-process              1,114,363           974,337
     Finished goods                  247,955           177,303
                                  ----------        ----------
     Total                         1,362,318         1,151,640

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


     Results of Operations

     The Company had revenues of $1,243,281 and $916,207 for the three months ended December 31, 1997 and 1996, respectively, an increase of $327,074 or 35% compared to the prior period. The Company's net income more than doubled to 111,477, or $.03 per share, as compared with net income of $49,800, or $.02 per share, for the three month periods ended December 31, 1997 and 1996, respectively.

     The Company had revenues of $3,455,412 and $2,700,256 for the nine months ended December 31, 1997 and 1996, respectively, an increase of $755,156 or 28% compared to the prior period. The Company had net income of $318,376 or $.09 per share, and $328,468, or $.10 per share, for the nine month periods ended December 31, 1997 and 1996, respectively. For the nine months ended December 31, 1996, this includes an extraordinary gain of $98,566, or $.03 per share.

     Gross profit as a percent of net sales for the three and nine month periods ended December 31, 1997 was 45.1% and 41.9%, respectively, as compared to 37.6% and 41.6%, respectively, during the corresponding periods of the prior fiscal year. Selling, general and administrative expenses ("SGA") as a percent of net sales for the three months ended December 31, 1997 was 25.3% as compared to 23.8% in the prior year. For the nine month periods ended December 31, 1997 and 1996, SGA as a percent of net sales was 25.3% as compared to 24.5% for the prior period.

     Financial Condition

     The Company's working capital at December 31, 1997 was
$2,727,000.  It was $2,358,000 at March 31, 1997.  The Company's
current ratio was 5.1 to 1 at December 31, 1997 and 4.5 to 1 at March
31, 1997.

     Net cash provided by operations in the nine months ended December 31, 1997 was $164,493 as compared to $909,821 in the prior year. The increase last year was largely due to the receipt of payment of the insurance settlement during the period. Net cash utilized from investment activities was $125,882 during the nine months ended December 31, 1997 as compared to $129,418 used in the prior year. This was primarily to purchase new equipment. The net cash provided by financing activities was $110,140 during the nine months ended December 31, 1997, as compared to $42,453 during the prior year. This was as the result of increased exercises of stock options during the current period.

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



PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended December 31, 1997, the registrant did not file any reports on Form 8-K.

                             SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                    (Registrant)



Dated:  February 5, 1998           /s/ Richard S. Kalin
                                   Richard S. Kalin,
                                   President


































WP51\MICRONET\10Q-JAN.98