Form 10KSB
period 1998-03-31
MICRONETICS WIRELESS INC
filed 1998-06-24
CIK 820097

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 1998

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $4,789,278.

     The aggregate market value of the shares of Common Stock held by non-affiliates of the issuer was approximately $5,624,370 based on the closing price of the issuer's Common Stock, par value $.01 share, as reported by NASDAQ on June 11, 1998.

     On June 11, 1998, there were 3,416,098 shares of the issuer's Common Stock outstanding.

     The Proxy Statement of the registrant to be filed on or before July 29, 1998 is incorporated herein by reference.

                               Page 1 of 49
                  The Exhibit Index is located on page 40.

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

    Cellular service has been one of the fastest growing segments of the wireless telecommunications market. According to the Cellular Telephone Industry Association, the total number of worldwide subscribers for cellular services increased five-fold during the past five years and is estimated to reach 520 million by the end of year 2000. The growth in cellular communications has required, and will continue to require, substantial investment by cellular service providers in wireless infrastructure equipment. Moreover, intensified competition among cellular service providers is resulting in declining costs to-end-users as well as new types of service offerings. In response to the increase in subscribers, cellular service providers are taking steps to expand the capacity of their existing systems, such as incorporating micro cellular networks, converting from analog to digital protocols and implementing adaptive channel allocation.

    Partially in response to concerns about the limited capacity of existing cellular networks, the FCC began to allocate spectrum for new wireless services in 1989. This has led to the auctioning of spectrum for PCS. PCS applications include mobile telephone services, personal digital services and long distance carrier bypass of local exchange carriers. Service providers bid over 12 Billion Dollars for spectrum auctioned by the FCC for use in PCS applications. These bidders have significantly deployed infrastructure and are currently offering service.

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

    The same factors which are driving the growth of wireless telecommunications services and equipment sales are also creating new market dynamics for industry participants. Competition among service providers for subscribers intensified and future market growth is being realized primarily through the penetration of the consumer market. The shift of the customer base from relatively high-usage price-insensitive business subscribers to price-sensitive consumer subscribers is leading to reduced revenue per subscriber. The Company also expects that increasing competition for subscribers and decreasing revenue per subscriber will cause wireless service providers to seek the most cost-effective infrastructure available without sacrificing quality. In addition, the uncertainty surrounding analog and emerging digital protocols provides an incentive for service providers to minimize platform and protocol selection risk. These changing market conditions, the emergence of open hardware standards and protocols and new market entrants in the form of PCS and wireless local loop providers create a significant opportunity for the Company.

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

    Different types of wireless communications systems utilize different frequencies in the spectrum. Frequency is measured in cycles per second, or Hertz. The spectrum currently in use by all types of wireless communications equipment ranges from 1 kilohertz (1 thousand cycles per second) to 20 gigahertz (20 billion cycles per second). The Federal Communications Commission ("FCC") allocates portions of the spectrum for the various types of wireless communication systems. Wireless communications systems currently in use include cellular and PCS telephones and base stations, wireless cable, satellite communications, global positioning systems, direct broadcast satellites, local area networks, as well as radar systems. The Company's products are designed for use in these applications.

    Higher demand for wireless communication is requiring higher system capacity. Multiple access techniques are the key methods for increasing such capacity. Multiple access refers to the simultaneous transmission by numerous users to or through a common receiving port. There are four domains in which such simultaneous transmission or sharing can take place: (i) bandwidth; (ii) time;
(iii) code; or (iv) space.   Frequency Division Multiple Access
(FDMA) divides the frequency bandwidth among different users. Time Division Multiple Access (TDMA) enables each user to use the entire frequency for a brief period of time. Code Division Multiple Access (CDMA) utilizes spread spectrum modulation to allow multiple users to share the frequency bandwidth; and Space Division Multiple Access (SDMA) enables the same frequency to be used simultaneously, but in a different geographic area. Initially this was done by the use of cells; improved digital signal processing technology is now able to utilize SDMA techniques within individual cells. The Company's beamformer technology and smart antenna test equipment currently under development are being designed to address the SDMA market for simultaneous transmission.

    Products Micronetics's products may be classified into four product groups: (1) Frequency Generation Products; (2) Control
Components; (3) Noise Source Components; and (4) Wireless Test
Instruments.



    (1)  Frequency Generation Products - Voltage Controlled
Oscillators

    Micronetics designs, manufactures and markets a series of voltage controlled oscillators ("VCOs") which provide a precise signal source within a given frequency range. The output frequency of the oscillator is determined by a direct current ("DC") control voltage. This applied voltage tunes the oscillator over a specified range. The Company's products generate sinusoidal signals in frequency ranges from 100MHz to 3.5GHz, utilizing packaged silicon bipolar transistors which are controlled by an input voltage signal. Most of the uses of those frequency ranges are identified with wireless applications including some military
(MIL) communications and satellite voice/messaging. Products are offered in a series of narrow-band, wide-band and selective octave tuning bandwidths. Depending on the series, packaging configurations for MIL and commercial applications include PIN types, SMT, hermetic and miniature packages.

         A. Wide-Band Series. Designed and developed at Qualcomm, Inc., Micronetics acquired the sole rights to manufacture and distribute this product. The M3500 Series features 13 standard wide-band VCOs at typically + 12V, from 100MHz to 3.5GHz. -Packag-ing includes 0.81" square PIN type and 0.91" surface mount. The product line has been expanded to include six models in frequencies up to 1GHz in miniature 0.50" surface mount packages.

         B. Narrow-Band Series. The Company offers several series of low phase, high performance VCOs. The products are available in frequency ranges from 100MHz to 3GHz, in narrow bandwidths (1%) to full octave wide bandwidths, with supply voltages ranging from 3 to 12 Volts. Targeted communications markets include cellular, wireless local loop, PCS, handsets, mobile radios, subscriber units, secure communications, satellite networks, point-to-point radio and support test equipment.

    (2)  Control Components

    Micronetics designs solid-state control components for the control of RF signals in level, direction or phase shift in frequencies up to 26.5 GHz. The products consist of switches, attenuators, and phase shifters which incorporate either silicon PIN diodes or GaAs MESFETs packaged in chip and wire assemblies. Micronetics PIN designs covers the frequency range of 10MHz to 26.5GHz, with strong expertise in controlling switching transients in 50 to 200MHz bandwidths; reducing inter-modulation distortion by a factor of 100 over conventional PIN switching designs; and linear switching capability with RF power levels up to 25 Watts. With GaAs MESFET designs, the product capability extends from DC to 18GHz, with expertise in controlling rise/fall times and high isolation characteristics.

    Micronetics' solid-state control components are used widely in MIL ground-based, shipboard and airborne radar for tracking and simulation, phased array radar, electronic warfare systems, ELINT and tactical/satellite communications systems. To a lesser extent, Micronetics' solid-state control components revenues are identified with commercial applications such as wireless communications, radar surveillance and test equipment support systems. Typical functions include pulse shaping, attenuating, automatic gain control, duplexing and receiver protection. Much of Micronetics' product success has been identified with the high end radar simulation and electronic intelligence (ELINT) markets. The Company's products are typically designed to handle 100 watts average power, with peak power levels to 1KW. Micronetics offers a range of package styles, in both connectorless and connectorized types, including surface mount, drop-in's and microstrip.

         A.   Diode Switches.     Diodes switches feature high
reliability and performance and are a well established building block for system design. Diode switches offer faster switching speed than ferrite and mechanical counterparts, as well as high isolation, low insertion loss, and high power handling.

         B. Diode Attenuators. Primarily MIL designs, diode attenuators cover the frequency bands from DC to 18GHz.
Applications include electronic warfare, radar simulation, automatic gain control, power control and communications channel simulation.

         C.   Phase Shifters.     Micronetics designs both analog
and digital diode phase shifters for use in applications involving phased array radar, radar simulation, phase tuning, cellular communications, satellite communications, and automatic test equipment. This capability has been applied to coaxial, stripline and microstrip mediums for both low and high power applications. Models can be custom designed into any circuit medium to meet any module requirement.

    Micronetics diode phase shifters offer several advantages over the more conventional electro-mechanical or ferrite phase shifters; namely, low drive requirements, fast switching speed, low intermodulation distortion, low temperature sensitivity, high reliability and repeatability. 2 and 6-Bits designs are available for the cellular and PCN/PCS commercial bands. 5-Bit versions are offered in the 6 to 18GHz bands and 6-Bits in the 1.2 to 1.5GHz and 9 to 1GHz frequency bands. Variable types are offered in octave bandwidths from 2GHz to 18GHz.

    (3)  Noise Source Components

    Noise source are employed as a method of testing and measuring sophisticated radar and communications systems to determine the quality of the reception and transmission of information. Micronetics offers noise chips and diodes, noise modules, and calibrated noise standards. The widest application for the Company's noise source components are reference standards in test instruments which measure unwanted noise in devices and components in radar and communications equipment. The Company is capable of calibrating White Gaussian Noise (AWGN) up to 3 Watts peak over frequency ranges which extend from 10Hz to 99GHz utilizing PIN and Schottky-Barrier diodes packaged in chip and wire assemblies or packaged parts mounted on soft/hard substrates. The products can be incorporated into electronic equipment or may serve as stand-alone components or devices that are connected to, or used in conjunction with operating equipment. Most of the applications involve radar equipment or wireless communications systems as part of built-in test equipment to continuously monitor the receiver. Complex measurements may be taken at increasing speeds to enhance productivity, offer improved accuracy, provide wider performance ranges, and present repeatable uniformity in results.

    The Company's noise source components are widely used in wireless communication systems as part of built-in test equipment to continuously monitor the receiver. The major application of the noise source products involves some function of detection, calibration, simulation, security and statistical analysis. Impulses of noise are applied to the receiver to measure the radar sensitivity, signal gain, and frequency bandwidth. The products used in conjunction with other electronic components are an effective means of jamming, blocking and disturbing hostile radar and other communications, as well as insulating and protecting friendly communications. The Company's noise source components are also used to test satellite communications receivers for video, telephony and datacom.

         A. Noise Chips & Diodes. The product line consists of noise diodes in chip form, surface mount or axial leaded package styles, which cover the frequency bands from 10Hz to 110GHz. The devices deliver symmetrical white Gaussian noise and flat output power versus frequency. The devices are capable of operating over wide bandwidths and are designed for use in spread spectrum signal simulators, self-test communications receivers, digital video testers and component tests (amplifiers, filters and switches). Miniaturized diodes are available which address the 10kHz to 10MHz and the 500MHz to 3GHz frequency bands.

         B. Noise Modules. The product line includes four diverse module product series and include drop-ins that are designed for built-in test equipment (BITE) requirements for both MIL and commercial communications systems. Each series features high power in small module packages with excellent temperature stability. The product groups are available in frequency bands that extend from 100Hz to 18GHz, in various module packages and supply voltages.

         C.   Baseband Modules.   A series of baseband modules are
offered which are designed for applications involving signal simulation, spread spectrum and security/digital encryption in commercial communications systems. Models are offered over six frequency ranges which extend from 100Hz up to 6GHz.

         D.   Calibrated Noise Standards.   These products are
used as a calibrated reference source directly built into a system or used in conjunction with noise figure meters to provide noise measurements. The products are supplied with calibrated data and traceability to NIST standards, with a recalibration service program offer by the Company. The products are offered in frequency bands which range from 10kHz to 40GHz. These products are available with coaxial or waveguide outputs. Micronetics offers a unique series of sub-miniature surface mount noise standards for applications up to 18GHz. In addition, a series of waveguide noise standards are available from 12.4GHz to 95GHz.

    (4)  Wireless Test Instruments

    Micronetics offers a line of test instruments specifically designed to serve the wireless telecommunication markets employing such application standards as TDMA, CDMA, GSM, PCS and others. These products perform a variety of tests which are required for performance verification and the emulation of impairments in cellular/PCN/PCS and satellite communication systems. Products include (1) Multipath Fading Emulators; (2) Noise Generators; (3) Noise Figure Instruments; (4) Noise Power Carrier Test Stations.

         A.   Multipath Fading Emulators.   These instruments
emulate a wireless communications channel with a multitude of different reflected RF signal paths and perform many different testing functions including path fading, delay spread, path loss and more.

    Micronetics has recently filed for a patent on a multi-path fading smart (or adaptive) antenna directed at service providers and OEMs, which could provide a significant new product and future competitive edge. Traditionally, cellular radio has operated with either omni or sectored antenna systems, which use antennas with fixed beamwidths and a set of channels that are divided between them. Unlike traditional sectoring, a smart antenna can automatically calibrate its radiation pattern in response to its signal environment and provide the intelligence to maintain capacity while simultaneously improving voice quality by directing the RF energy only in a particular direction toward an individual user. Smart antennas use beamformers to combine the signals from a phased array of antennas or elements that produce a composite of antenna patterns, which can be controlled by adjusting the amplitude and phase when the individual antenna element signals are combined. In cellular-base systems, smart antennas can improve the signal quality, maximize capacity by increasing the number of users per area and increase overall capacity of the service.

         B.   Noise Generators.

         1)   NOD 5000 Series.    Portable instrument line which
consists of 15 models that selectively address frequency bands from 10Hz to 18GHz. The Series is designed to provide low cost accurate carrier to noise measurements with spectrum analyzers.

         2)   MX-5000 Series.     Programmable multi-purpose
micro-processor noise generator that is designed for bench-top and automatic testing equipment applications.

         3)   CNG-100 Series.     Fully automated series of test
equipment used to set accurate carrier to noise (C/N) ratios over a wide range of signal power and frequency ranges. The CNG-100 automatically accepts the C/N ratio to provide precision bit-error-rate and sensitivity testing. The Series features 12 models which address a multitude of frequency bands which cover cellular, PCN/PCS, GSM, wireless local loop, CATV and ISM. Product advantages include accuracy, self-test power meter calibration, long-term accuracy and an active matrix color display.

         4) Multi-Channel Noise Generators. New digital beam-forming product for use in global satellite, cellular and data communications test platforms which allows several weak signals from surface base mobile units to be combined for stronger transmissions. The multi-channel noise generator stimulates the beam-former to test for specified levels of noise reduction, interference nulling and signal enhancement.

         C. Noise Figure Instruments. The NF-100D Series of microprocessor noise figure instruments are designed for use with spectrum analyzers. Six models are offered which address frequency ranges from 100kHz to 18GHz.

         D. Noise Power Carrier Ratio Test Station. The NPR Series performs automatic distortion measurement in wireless systems using multiple carriers. Similar in product architecture to the CNG-100 Series, the NPR Series offers product enhancements in filtering and an active matrix color monitor.

    Manufacturing

    The Company's components that require automated assembly equipment are generally manufactured by third parties and tested by the Company for quality assurance. The length of the production process for these products is usually completed within two to three weeks. Manufacturing of the Company's other products, which involve less automated assembly equipment, takes place at its New Hampshire facility. The length of the production process for these products ranges from one to twenty-four weeks. The Company may maintain inventory of the raw materials required for production of its products for a period of up to one year or more.

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

    Sales and Marketing

    In the past, the Company's primary business was to engineer, manufacture and market high performance, high reliability microwave signal processing components used in military applications like advanced radar systems. Over the last few years the Company has shifted its focus to the increased opportunities available in the commercial marketplace. As a result of this shift, the Company believes that variances in its business will now be more dependent on general business cycles, changes in market demand for the commercial products built with the Company's components, and on technological innovations. The percentage of the Company's orders attributable to commercial versus military customers has consistently increased over the last several years. In Fiscal 1997 and Fiscal 1998 the approximate mix of customer orders was 50% for commercial applications and 50% for military applications, of which 10% is directly to the military.

    The Company's sales are made through direct sales personnel or through independent sales representatives who promote and solicit orders for the Company's products on a commission basis in exclusive marketing territories. The Company selects its sales representatives on the basis of technical and marketing expertise, reputation within the industry and financial stability. These sales representatives represent other manufacturers with products complementary to, rather than competitive with, the Company's products.

    The Company also uses various methods to promote its products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website. The Company increased its advertising expenditures during Fiscal 1998 and intends to further expand these activities in its current fiscal year.

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

    Key customers of the Company include NEC, L3 Communications, Lucent, EF Data, Dacom, Hughes, Loral, and Stanford Telecom in the commercial market, and DASA, GEC-Marconi, Litton Industries, Texas Instruments, General Dynamics and Lockheed Martin in the military market. The Company's customers buy products from the Company on the basis of purchase orders, rather than long-term supply contracts.

    Competition

    The Company is subject to active competition in the sale of virtually all of its products. Its competitors, including divisions of major corporations, have significantly greater resources than those currently available to the Company. Additionally, some of the Company's customers compete directly by manufacturing certain components themselves, rather than purchasing them from the Company. Large foreign firms, principally Japanese, manufacture competitive products in larger production runs than those of the Company. The Company believes that its VCOs produced for use in commercial applications compete with other manufacturers' products manufactured for military applications, primarily on the basis of quality. These products are typically high performance, high reliability components which are required to meet high quality standards. The Company considers Mini-Circuits Laboratory, Var-L Company, Inc., Z-Com, Inc., Synergy Microwave and
Modco, Inc. as competitors in the VCO market.   Its primary
competitors in the noise source and instrument market are Wireless Telecom Group, Inc., Hewlett Packard and Telecom Analysis Systems.


    Research and Development

    The Company maintains an engineering staff of six individuals as of May 31, 1998, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. The Company also has engaged an independent consultant to assist in its research and development activities. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation and were approximately $239,860 and $203,493 for the years ended March 31, 1998 and 1997, respectively.

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

    Employees

    As of May 31, 1998, the Company had 45 full-time employees including eight engaged in management and administration, six in engineering, 25 in production and testing, and six in sales. It also periodically engages consultants to assist it in various engineering related activities. The Company believes that its employee relations are good.

    Patents and Trademarks

    The Company has been granted U.S. patents on its VCOs and its Micro Cal noise sources. It has also filed for a patent on its Smart Antenna Test instrument. There is no assurance that any patent on this instrument will ever be issued. In the absence of patents, the Company relies upon trade secret laws to protect its confidential and proprietary information. Due to the rapid rate of technological change in its market, the Company believes that the ability to innovate is of greater importance to its business than availability of patents and proprietary rights. Other barriers to competitor entry include the time and expense of new competitors to design and manufacture components and the difficulty of selling to an established customer who has already designed the Company's products into its equipment.

    The Company has registered "Micronetics," "The Noise Line," and "The Noise Source" as trademarks with the U.S. Patent and Trademark Office. It has applied for registration of the trademark "PocketSource", but there is no assurance that this application will mature into a registered trademark.

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

ITEM 2.  Description of Property.

    The Company operates out of 15,500 square feet of general office, warehouse and manufacturing space in a 31,000 square foot building that it owns, which is located at 26 Hampshire Drive, Hudson, New Hampshire 03051. The building is located in an industrial park and the Company believes its premises are in good condition. The Company presently leases out 15,500 square feet of this facility pursuant to a lease with an unaffiliated entity.

ITEM 3.  Legal Proceedings.

    The Company is not engaged in any material legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

                                  PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

         (a) The Common Stock is traded on the over-the-counter market under the symbol NOIZ. The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 1996 until June 11, 1998 as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), were as follows:
                                       Bid Prices

                                  High            Low
Quarter Ended

Fiscal 1997

    First Quarter                  3 1/8         2 1/4
    Second Quarter                 2 3/4         1 3/4
    Third Quarter                  2 3/8         1 3/8
    Fourth Quarter                 2 1/2         1 3/8

Fiscal 1998

    First Quarter                  2 1/2         1 1/2
    Second Quarter                 2 3/4         1 5/8
    Third Quarter                  4 1/16        2 3/16
    Fourth Quarter                 2 3/4         2 1/32

Fiscal 1999

    First Quarter                  3             2 1/2
      (through June 11, 1998)

    These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    (b) The number of recordholders of the Common Stock as of June 11, 1998 was 302. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in "street" name.

    (c) The Company has not paid any cash dividends during its two most recent fiscal years, nor any subsequent interim period. Under the Company's loan agreement with Bank of New Hampshire (the "Bank"), it is restricted from paying dividends without the consent of the Bank.

ITEM 6.  Management's Discussion and Analysis.

    (a)  Results of Operations.

    Net sales for the Company's fiscal year ended March 31, 1998
("Fiscal 1998") were $4,789,278 as compared to net sales of $3,770,398 for its fiscal year ended March 31, 1997 ("Fiscal 1997), an increase of $1,018,880 or 27.0%. This was primarily due to increased sales of the Company's wireless test instruments.

    Gross profit as a percentage of net sales increased to 45.4% in Fiscal 1998 from 42.8% in Fiscal 1997. Gross profit has increased and is expected to further increase as the Company continues to expand its commercial wireless activities. Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased to 29.2% from 26.2% in Fiscal 1997. The increase in SG&A was attributable primarily to higher commissions (primarily on increased sales of test equipment), advertising and marketing expenses. As the Company's commercial activities increase, the Company expects to continue to increase its marketing and advertising activities. Research and development expenses increased to $239,860 from $203,493 due to the increase of development expenditures primarily related to developing and improving the Company's test equipment. These costs are expected to increase during the Company's current fiscal year.

    The Company had net income for Fiscal 1998 of $428,101 or $.13 per share. This compared to net income of $395,470 or $.12 per share during Fiscal 1997. Fiscal 1997 net income included a one-time extraordinary item gain of $70,987, or $.02 per share, from an insurance settlement.

    (b)  Liquidity and Capital Resources.

    On March 31, 1998, the Company's working capital was
$2,891,793 as compared with working capital of $2,357,699 at March 31, 1997. This reflects a current ratio of 5.08 to 1 at March 31, 1998 as compared to 4.47 to 1 at March 31, 1997.

    Net cash of $96,656 was provided by operating activities during Fiscal 1998 as compared to $969,161 during Fiscal 1997.
Last year the Company received an insurance settlement. Net cash used by investing activities during Fiscal 1998 was $71,168 as compared to net cash used by investing activities of $198,751 during Fiscal 1997 since less equipment was purchased in Fiscal 1998. Net cash provided by financing activities during Fiscal 1998 was $44,823 as compared to $44,230 during Fiscal 1996.

    In accordance with loans from the Bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios.

    The Company believes its systems are in compliance with year
2000. The Company does not expect the costs associated with this to be material.

    (c)  Safe Harbor Statement.

    Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender.

ITEM 7.  Financial Statements.



    This information is contained on pages F-1 through F-19 hereof.


(a) (1) Financial Statements                                           Page


    Report of Independent Auditor                            F-1

    Balance Sheets - March 31, 1998 and 1997           F-2 - F-3

    Statements of Income, Years
    ended March 31, 1998 and 1997                      F-4 - F-5

    Statements of Changes in Shareholders'
    Equity, Years ended March 31, 1998 and 1997              F-6

    Statements of Cash Flows,
    Years ended March 31, 1998 and 1997                F-7 - F-8

    Notes to Financial Statements,
    March 31, 1998 and 1997.                          F-9 - F-19

(a) (2)  Financial Statement Schedules

    Schedule 8 - Valuation and Qualifying Accounts           S-1


ITEM 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure.

        None.


                                 PART III

        The information to be contained herein is incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 1998.

                                  PART IV

ITEM 13.  Exhibits and Reports on Form 8-K.

(a)     Exhibits.

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

        10.6 Fourth Amendment to Sublease Agreement dated February 3, 1995 assigned to the Company between Jokah Realty, L.L.C and Ames Textile Corporation.

        10.7       1996 Stock Option Plan is incorporated by reference to
                   Exhibit 4.1 of Registration Statement No. 333-48087 filed on Form S-8.

        10.8 Employment Agreement dated September 19, 1996 between the Company and Richard S. Kalin.

        23.1       Consent of Paul C. Roberts, C.P.A. dated June 22,
                   1998.

        27  Financial Data Schedule


(b) Reports on Form 8-K.

        None.
                                SIGNATURES



        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MICRONETICS WIRELESS, INC.



Dated: June 22, 1998           By:     s/Richard S. Kalin
                                  Richard S. Kalin,
                                  Chairman and President


        In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                         Date



s/Richard S. Kalin      Chairman and President        June 22, 1998
Richard S. Kalin        (principal executive
                   and financial officer)



s/David Siegel          Director                      June 22, 1998
David Siegel



s/Roy L. Boe            Director                      June 22, 1998
Roy L. Boe



s/Barbara Meirisch      Director                      June 22, 1998
Barbara Meirisch



s/Donna Hillsgrove      Treasurer and                 June 22, 1998
Donna Hillsgrove        Secretary
                   (principal accounting
                   officer)


                              PAUL C. ROBERTS
                        Certified Public Accountant
                               P.O. Box 1404
                            Edgartown, MA 02539

                              (508) 627-3094

                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Micronetics Wireless, Inc.
Hudson, New Hampshire

        I have audited the accompanying balance sheets of Micronetics Wireless, Inc. as of March 31, 1998 and 1997 and the related statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. In connection with my audits of the financial statements, I have also audited the financial statement schedules as listed in the accompanying index.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micronetics Wireless, Inc. as of March 31, 1998 and 1997 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also in my opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                  PAUL C. ROBERTS
                                  Certified Public Accountant

Edgartown, Massachusetts
June 22, 1998

                                F-1


                          MICRONETICS WIRELESS, INC.
                                BALANCE SHEETS
                           MARCH 31, 1998 AND 1997

                                    ASSETS
                                  (Note 3b)



                                                 1998         1997
Current assets:                          ---------     ---------
   Cash and cash equivalents              $1,031,625    $  961,314
   Accounts receivable, net of
        allowance for doubtful accounts
        of $35,092 and $23,488 at March 31,
   1998 and 1997, respectively            1,010,219      755,716
  Inventories                             1,421,685    1,151,640
  Prepaid expenses                          37,238        43,318
   Deferred tax asset                         43,302     118,481
  Other current assets                      57,338         6,250
                                         ---------     ---------

         Total current assets                 3,601,407     3,036,719
                                          ---------    ---------

Property and Equipment:
   Furniture, fixtures and equipment          1,324,586     1,269,938
   Equipment held under capital leases        82,990      33,500
   Building and improvements                 850,009     846,547
   Land                                   162,000        162,000
                                            ---------     ---------
                                            2,419,585     2,311,985
   Less: accumulated depreciation
        and amortization                        898,516       800,030
                                            ---------     ---------
                                            1,521,069     1,511,955
                                            ---------     ---------
 Other assets:
   Security deposits                           4,479         1,102
   Intangibles, net of accumulated
        amortization of $37,525 and
   $26,086 at March 31, 1998 and
        March 31, 1997, respectively             86,936        98,375
                                              ---------     ---------
                                               91,415        99,477
                                            ---------     ---------
                                           $5,213,891    $4,648,151
                                            =========     =========


               See accompanying notes to financial statements.

                                F-2

                          MICRONETICS WIRELESS, INC.
                                BALANCE SHEETS
                           MARCH 31, 1998 AND 1997

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 1998           1997
                                               --------      ---------

Current liabilities:
   Note payable - bank, current
     portion                                  $  79,766     $   78,856
   Current portion - capital leases
        payable                                   26,705        12,847
  Debenture payable                           25,000       25,000
  Accounts payable                              321,713        374,746
  Accrued expenses and taxes, other
   than income taxes                            248,620        155,953
   Income taxes payable                       17,810       31,618
                                         ---------     ----------
         Total current liabilities              719,614        679,020
                                              ---------     ----------

Long-term debt -- net of current
   portion
  Note payable - bank                       868,720       948,022
  Capitalized lease obligations              40,308         7,616
                                              ---------     ----------
                                        909,028        955,638
                                              ---------     ----------

Shareholders' equity:
   Preferred stock - $.10 par value;
     authorized - 100,000 shares;
        issued and outstanding - 0 shares
        at March 31, 1998 and 1997                         -                -
   Common stock - $.01 par value;
        authorized - 10,000,000 shares;
        issued and outstanding - 3,415,298
        and 3,188,658 shares at March 31,
        1998 and 1997, respectively                   34,153         31,887


   Additional paid - in capital            2,535,137      2,393,748
  Retained earnings                      1,015,959        587,858
                                         ---------      ---------
                                         3,585,249      3,013,493
                                         ---------      ---------
                                        $5,213,891     $4,648,151
                                           =========      =========


               See accompanying notes to financial statements.



                                F-3

                          MICRONETICS WIRELESS, INC.
                             STATEMENTS OF INCOME
                 FOR THE YEARS ENDED MARCH 31, 1998 AND 1997



                                                1998              1997
                                             ----------        -----------

Net sales                                $4,789,278       $3,770,398
Cost of sales                             2,616,228        2,156,520
                                         ---------         ---------
Gross profit                             2,173,050         1,613,878
                                         ---------         ---------
Selling, general and administrative
   expenses                              1,410,677           987,293
Research and development expenses          239,860           203,493
Legal fees - related party                  37,816            26,462
                                              ---------         ---------
                                         1,688,353         1,217,248
                                         ---------         ---------
Income from operations                          484,697           396,630
                                    ---------         ---------
Other income (expense):
   Interest income                            37,144          21,306
  Interest expense                         (87,523)           (90,705)
  Rental income                             60,250            60,250

  Gain on sale of equipment                 22,712              -
                                         ---------          ---------
                                            32,583            (9,149)
                                         ---------          ---------
Income before provision for income
  taxes and extraordinary item              517,280          387,481
Provision for income taxes                  89,179            62,998
                                            ---------      ---------
Income before extraordinary item            428,101          324,483


Extraordinary item - gain on
   inventory from flood, net of
  taxes                                       -               70,987
                                              ---------         ---------
Net income                              $  428,101        $  395,470
                                            =========      =========








                See accompanying notes to financial statements.

                          MICRONETICS WIRELESS, INC.
                             STATEMENTS OF INCOME
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                  (continued)

                                              1998                  1997
                                            --------        ---------
Primary and fully diluted earnings
   per common share:

Income before extraordinary item          $.13              $.10

Extraordinary item - gain on
   inventory from flood, net of taxes       -               .02
                                       ---------       ---------
Net income                                $.13            $.12
                                        =========       =========
Weighted average shares outstanding
   Primary                               3,403,688       3,370,753
   Fully diluted                         3,403,688       3,370,753
                                        =========      =========



























                See accompanying notes to financial statements.

                        MICRONETICS WIRELESS, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997



                     Common Stock    Additional
                                Par       Paid-In     Retained
                    Shares      Value      Capital    Earnings     Total


Balance
  March 31, 1996 3,116,638 $31,166  $2,335,530    $192,388    $2,559,084

Shares issued upon
  exercise of
  options          72,020      721      58,218       -            58,939

Net income             -       -           -        395,470       395,470

Balance -       ---------   ------   ---------   ---------     ---------
 March 31, 1997  3,188,658   31,887   2,393,748     587,858     3,013,493


Shares issued upon
  exercise of
  options         226,640    2,266     141,389       -           143,655

Net income             -       -           -        428,101       428,101

Balance -        ---------   ------   ---------   ---------     ---------
 March 31, 1998  3,415,298  $34,153  $2,535,137  $1,015,959    $3,585,249
                 =========  ======   =========   =========     =========




















                See accompanying notes to financial statements.


                                   F-6

                           MICRONETICS WIRELESS, INC.
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED MARCH 31, 1998 AND 1997


                                              1998          1997
                                                 --------      --------

Cash flows from operating activities:
   Net income                               $  428,101     $  395,470
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Depreciation and amortization               163,195        137,498
   (Gain) on sale of assets                    (22,712)          -
   Deferred tax asset                           75,179         57,910
Changes in assets and liabilities:
   (Increase) decrease in accounts
     receivable                              (254,503)        66,888
   (Increase) decrease in inventories         (270,045)       317,431
   (Increase) decrease in insurance
     claim receivable                            -           596,376
   (Increase) decrease in prepaid
     expenses and other current
     assets                                   (45,008)       (25,775)
   (Increase) decrease in other
     assets                                    (3,377)          -
   Increase (decrease) in accounts
     payable                                  (53,033)       156,700
   Increase (decrease) in accrued expenses
     and taxes, other than
     income taxes                              92,667          7,498
   Increase (decrease) in income taxes
     payable                                  (13,808)        27,803
                                              -------       --------
Net cash provided by operating
   activities                                   96,656        969,161
                                              -------       --------

Cash flows from investing activities:
   Purchase of property and equipment         (102,656)      (202,735)
   Purchase of patents and licenses               -              -
   Proceeds from sale of assets                 31,488           -
   Proceeds from security deposits                -              -
                                              -------       --------

Net cash (used) by investing activities       (71,168)      (198,751)
                                              -------       --------


                See accompanying notes to financial statements.

                           MICRONETICS WIRELESS, INC.
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED MARCH 31, 1998 AND 1997

                                  (continued)

                                              1998          1997
                                                 --------     ---------

Cash flows from financing activities:
   Repayment of bank loans                 $  (78,392) $  (267,642)
   Borrowings of long-term debt                  -         270,000
   Net proceeds from stock options
     exercised                               143,655       58,938
   Principal payments on capital lease
     obligations                             (20,440)     (17,066)
                                           ---------    ---------
Net cash provided by financing
    activities                               44,823       44,230
                                           ---------    ---------
Net increase (decrease) in cash and
   cash equivalents                            70,311      814,640

Cash and cash equivalents, begin-
     ning of year                            961,314      146,674
                                           ---------    ---------
Cash and cash equivalents,
     end of year                          $1,031,625  $   961,314
                                           =========    =========
Supplemental Disclosure of Cash Flow
   Information:

Cash paid during the years for:

   Interest                                $   87,992   $      99,794
   Income taxes                            $   61,571   $    8,667



Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the years ended March 31, 1998 and 1997, the Company acquired equipment through a capital lease obligation in the amount of $66,990 and $16,000, respectively.








                See accompanying notes to financial statements.

                         MICRONETICS WIRELESS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997


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

(f) Research and Development Costs:
Research and development costs are charged to expense in the year incurred. The amounts expended for the years ended March 31, 1998 and 1997 were approximately $240,000 and $203,000, respectively.

                        MICRONETICS WIRELESS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997


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


2--INVENTORIES
Inventories consist of the following:

                                     March 31,   March 31,
                                       1998           1997
                                     ---------   ---------

            Raw materials and
              work-in-process       $1,064,264       $974,337
            Finished goods             357,421        177,303
                                       ----------     ----------
                                       $1,421,685     $1,151,640
                                       ==========     ==========






                             F-10

                        MICRONETICS WIRELESS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997

3--LONG-TERM DEBT

The following table summarizes the Company's long-term debt:

                                   March 31,     March 31,
                                       1998         1997
                                   --------      -------
Debenture
   8% Debenture due
    April 30, 1996 (b)             $  25,000    $  25,000

Notes
   Prime plus 1% note due
    February, 2006 (a)               422,939     431,432
   6.763% note due March, 2016 (a)   345,547     355,143
  Prime plus 1% note due
   April, 2001 (a)                  180,000     240,000
Capital lease obligations (c)        67,013      20,766
                                  ---------   ---------

Total                             1,040,499   1,072,341

Less current maturities             131,471     116,703
                                  ---------   ---------

Total long-term debt              $ 909,028   $ 955,638
                                  =========   =========


(a) During the year ended March 31, 1996, the Company financed the purchase of its building and refinanced its equipment loan, with three new loans, one of which was refinanced by the SBA Loan defined below. The Company borrowed from a bank $440,000, which bears interest at prime plus 1% and is due in equal monthly installments with the final payment due on February 2, 2006. The Company also borrowed (from the same bank) $225,000, which bears interest at prime plus 1% requiring principal payments of $5,000 monthly plus accrued interest. In October 1996, the Company refinanced the $225,000 loan (from the same bank) and borrowed $270,000 at prime plus 1%, with payments due in $5,000 monthly installments with the final payment due on April 2, 2001.

These two loans contain certain covenants pertaining to financial ratios and payment of dividends. At March 31, 1998, the Company is not in violation of these covenants.

                         MICRONETICS WIRELESS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997

3--LONG-TERM DEBT (CONTINUED)

The Company borrowed $365,000 from the Small Business Administration (the "SBA Loan"), and bears interest at 6.763% per annum. Payments are due in monthly installments of $2,777 through March 1, 2016 when the unpaid balance of principal and interest become due. These loans are secured by substantially all of the assets of the Company.

(b) Debenture:
The Company issued this 8% Subordinated Debenture during the year ended March 31, 1995.

(c) Obligation Under Capital Leases:
Leases are reflected at their present value based upon an imputed interest rate of 9% per annum.

The assets are depreciated over their estimated productive lives.
For the years ended March 31, 1998 and 1997 depreciation of assets under capital leases is included in depreciation expense.

As of March 31, 1998 and 1997, property held under capital leases was as follows:
                                     March 31,   March 31,
                                     1998           1997
                                     ---------   -------
     Machinery and equipment            $ 82,990      $ 33,500
     Less:  accumulated depreciation      13,100         5,388
                                        --------      --------
                                        $ 69,890      $ 28,112
                                        ========      ========

Annual maturities of long term debt due in the next five years will approximate $106,500 (1999), $106,500 (2000), $98,500 (2001),
$25,500 (2002), $27,500 (2003) and $651,000 thereafter.

                        MICRONETICS WIRELESS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997


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

At March 31, 1998, the Company has recognized a deferred tax asset attributable to net operating loss carryforwards and tax credits. A valuation allowance has not been provided since management believes that all net operating losses and tax credits will be utilized.

At March 31, 1998 the Company has tax credit carryovers of approximately $43,000 for federal tax purposes, which credits can be used to offset future taxes through the year ending March 31, 2013.

The following sets forth the provision for income taxes:

                                     March 31,   March 31,
                                       1998         1997
                                     ________    _________

Federal tax on income                  $ 179,275       $ 156,735
State tax provided for                    14,000          38,667
Stock option compensation (a)           (117,445)        (33,975)
Deferred tax benefit                      75,179          57,910
                                         -------         -------
                                         151,009         219,337
Less:  Benefit from net operating
          loss carryforward                61,830         119,760
                                         -------         -------
                                       89,179          99,575
Taxes attributable to
   extraordinary item                        -             36,579
Provision for income taxes               -------         -------
                                       $  89,179        $ 62,998
                                         =======         =======

                        MICRONETICS WIRELESS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997


4--INCOME TAXES (CONTINUED)

(a) With the exercise of 226,640 and 72,000 of options during the fiscal years ended March 31, 1998 and 1997, respectively, the Company derived a permanent difference for tax purposes of approximately $345,000 and $100,000 for the years ended March 31, 1998 and 1997, respectively.

 5--COMMITMENTS

Leases:
Rent expense including real estate taxes, for the year ended March 31, 1998 was $10,542.

6--MAJOR CUSTOMERS

Approximately 40% of the Company's net sales for each of the years ended March 31, 1998 and 1997, respectively, are for military applications of which 10% is directly to U.S. governmental agencies for both years.

7--CAPITAL STOCK, OPTIONS AND WARRANTS

(I) Common Stock:

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

                        MICRONETICS WIRELESS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997



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

The following tables summarize the activity in options under the stock option plans:
                                                    Price
ISOP Plan                                 Shares         Range
---------                                 ------     ------------

Outstanding at March 31, 1996             101,450   $ .63 - $1.25

Granted                                  32,500   $1.87 - $2.13

Exercised                                10,800   $ .63 - $1.25
                                        -------   -------------
Outstanding at March 31, 1997           123,150   $ .63 - $2.13
                                     -------    ------------
Granted                                     2,500   $1.78

Exercised                                  38,300   $ .63 - $2.13

Expired or Canceled                   32,500   $2.13
                                     -------   -------------
Outstanding at March 31, 1998              54,850   $1.06 - $1.78
                                     -------   -------------
Exercisable at March 31, 1998              41,500   $ .63 - $1.25

                        MICRONETICS WIRELESS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997

7--CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

                                                    Price
ESOP Plan                                 Shares         Range
---------                                 ------     ------------

Outstanding at March 31, 1996             100,000    1.06

Exercised                                 5,000    1.06
                                     -------    ------------
Outstanding at March 31, 1997            95,000    1.06

Exercised                                  55,000    1.06

Outstanding at March 31, 1998              40,000    1.06
                                        -------    ------------
Exercisable at March 31, 1998              40,000    1.06
                                     -------    ------------
Other Options
-------------
Outstanding at March 31, 1996             288,720   $ .63 - $2.88

Expired                                  15,000   $ .75

Granted                                  79,000   $1.78 - $2.50

Exercised                                48,720           $ .63
                                     -------   -------------
Outstanding at March 31, 1997             304,000   $ .63 - $2.88
                                     -------   -------------
Granted                                    70,000   $1.78 - $2.50

Exercised                                 126,840   $ .63 - $1.25

Expired or Canceled                   77,160   $ .63 - $2.88
                                     -------   -------------
Outstanding at March 31, 1998             170,000   $1.78 - $2.25
                                     -------   -------------
Exercisable at March 31, 1998             160,000   $1.78 - $2.00

                        MICRONETICS WIRELESS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997

7--CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

                                                    Price
Other Options                             Shares         Range
-------------                             ------     ------------

1994 Stock Option Plan:
----------------------

Outstanding at March 31, 1996              253,750  $1.25 - $2.41

Exercised                                  7,500  $2.125
                                      -------  -------------
Outstanding at March 31, 1997              246,250  $1.25 - $2.41
                                         -------  -------------
Granted                                     37,500  $1.78 - $2.13

Exercised                                    6,500  $1.25 - $2.13

Expired or Canceled                          9,500  $1.75
                                      -------  -------------
Outstanding at March 31, 1998              267,750  $1.25 - $2.41
                                      -------  -------------
Exercisable at March 31, 1998              136,750  $1.25 - $2.41

1996 Stock Option Plan:
----------------------

Granted                                   82,500  $1.875
                                      -------  -------------
Outstanding at March 31, 1997             82,500  $1.875

Granted                                     97,500  $2.00 - $2.13

Expired or Canceled                          5,000  $2.00
                                      -------  -------------
Outstanding at March 31, 1998              175,000  $1.88 - $2.13
                                      -------  -------------
Exercisable at March 31, 1998               66,875  $1.88 - $2.13


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

                                   F-17

                        MICRONETICS WIRELESS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997


   Pro forma net (loss) income, had Statement 123 been applied, would have resulted in net (loss), net of taxes, of approximately
($110,000) and net income of $31,000 for the years ended March 31, 1998 and 1997, respectively.


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

9--INTANGIBLES

Intangible assets at March 31, 1998 and 1997 are as follows:

                                     1998          1997
                                      --------     --------
Licensing agreements                 $ 100,000    $ 100,000
Patents                                 24,461       24,461
                                       -------      -------
                                       124,461      124,461
Less accumulated amortization           37,525       26,086
                                       -------      -------
                                     $  86,936     $ 98,375
                                       =======      =======

10--RELATED PARTY TRANSACTIONS

Related party legal fees of $37,816 and $26,462 for the years ended March 31, 1998 and March 31, 1997, respectively, were to a firm of which a member is an officer and significant shareholder of the Company.

11--COMMITMENTS

The Company has an employment agreement with a key employee terminating September 2001 which provides for a base salary of $50,000 per annum plus three percent of the Company's pre-tax profits up to the levels reported in the prior fiscal year and five percent of any such profits in excess of such amount.





                                   F-18


12--CONTINGENCY

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

13--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 129, Disclosure of Information about Capital Structure (SFAS No. 129). In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (SFAS No. 130) and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131). The Company is required to adopt these statements in 1998. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's financial position, results of operations or cash flows.

                          MICRONETICS WIRELESS, INC.
                SCHEDULE 8 - VALUATION AND QUALIFYING ACCOUNTS



                  Balance   Charged   Charged
                     at     to Costs    to                         Balance
                 Beginning    and   Other                     at End
Description of Period  Expenses  Accounts      Deductions(a)  of Period
----------- ---------  --------  --------      ------------   ---------


Reserve for
Bad Debts     $23,488  $15,795      -             4,191        $35,092
                 =========  ========  =======    ===========  ========

(a) Write off of accounts receivable against reserve.

WP51\MICRONET\10-KSB.98

                                EXHIBIT INDEX


                                                                   PAGE



   10.8     Employment Agreement dated September 19, 1996
            between the Company and Richard S. Kalin.                    E-1


   23.1     Consent of Paul C. Roberts, C.P.A. dated
            June 22, 1998.                                               E-9

                                                              EXHIBIT 23.1



                   Consent of Independent Public Accountant


   As independent public accountant, I hereby consent to the incorporation of my report included in this Form 10-KSB, into the Company's previously filed Registration Statements File Nos. 33-72516, 333-80151, 333-48087.




                                     Paul C. Roberts, C.P.A.

Edgartown, Massachusetts
June 22, 1998