Form 10QSB
period 1998-06-30
MICRONETICS WIRELESS INC
filed 1998-08-11
CIK 820097

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                             (603) 883-2900
             (Issuer's telephone number, including area code)


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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

3,445,715 shares of common stock, par value $.01 per share as of August 3, 1998.


                 Page 1 of 12.  There is no Exhibit Index.


                        MICRONETICS WIRELESS, INC.


                                   INDEX




                                                        Page No.



Part I.  Financial Information:

     Item 1.   Financial Statements.

               Condensed Balance Sheets -
               June 30, 1998 and March                      3-4
               31, 1998

               Condensed Statements of Operations-
               Three Months Ended June 30, 1998
               and June 30, 1997                              5

               Condensed Statement of Cash Flows -          6-7
               Three Months Ended June 30, 1998
               and June 30, 1997

               Notes to Condensed Financial                   8
               Statements

     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                       9-10

Part II.  Other Information:

     Item 2.   Changes in Securities and Use of Proceeds.    11

     Item 6.   Exhibits and Reports on Form 8-K.             11

               Signature                                     12















                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         MICRONETICS WIRELESS, INC.
                          CONDENSED BALANCE SHEETS
                                 (UNAUDITED)
                                   Assets

                                        June 30,       March 31,
                                          1998            1998
                                      ---------------------------

CURRENT ASSETS:
 Cash                                   1,232,461      1,031,625

Receivables
 Trade (net of allowance for
 doubtful accounts)                       694,783      1,010,219

Inventories (note 2)                    1,494,744      1,421,685

Prepaid expenses and other
 current assets                            45,956         37,238

Deferred tax asset                         12,550         43,302

Other current assets                       76,778         57,338
                                        ---------      ---------
TOTAL CURRENT ASSETS                    3,557,272      3,601,407

FIXED ASSETS

Land                                      162,000        162,000
Building & Improvements                   850,009        850,009
Furniture, Fixtures, and
 Equipment                              1,340,251      1,324,586
Capitalized Leases                         82,990         82,990
                                        ---------      ---------
 Gross Fixed Assets                     2,435,250      2,419,585
 Accumulated Depreciation
  and Amortization                       (934,132)      (898,516)
                                        ---------      ---------
TOTAL (NET) FIXED ASSETS                1,501,118      1,521,069

OTHER ASSETS

 Deposits                                   4,144          4,479

 Intangibles (Net of
  Amortization)                            77,555         86,936
                                        ---------      ---------
TOTAL OTHER ASSETS                         81,699         91,415
                                        ---------      ---------
TOTAL ASSETS                            5,140,089      5,213,891


                        MICRONETICS WIRELESS, INC.
                          CONDENSED BALANCE SHEETS
                                 (UNAUDITED)
                    Liabilities and Shareholders' Equity


                                       June 30,       March 31,
                                         1998           1998
                                   -----------------------------



CURRENT LIABILITIES:

 Short-term loans and capitalized
 leases                                 117,647        106,471

 Accounts payable                       225,131        321,713

 Accrued expenses and taxes, other
  than income taxes                     181,740        248,620

 Subordinated debentures                 25,000         25,000

 Income taxes payable                    28,990         17,810
                                      ---------      ---------
TOTAL CURRENT LIABILITIES               578,508        719,614

LONG-TERM DEBT:

 Capitalized leases                      31,926         40,308

 Notes Payable - Bank                   845,691        868,720
                                      ---------      ---------
TOTAL LONG-TERM DEBT                    877,617        909,028

SHAREHOLDER'S EQUITY:

 Common stock                            34,161         34,153
 Additional paid - in capital         2,536,004      2,535,137
 Retained earnings                    1,113,799      1,015,959
                                      ---------      ---------
TOTAL SHAREHOLDERS' EQUITY            3,683,964      3,585,249
                                      ---------      ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                  5,140,089      5,213,891

                          MICRONETICS WIRELESS, INC.
                      CONDENSED STATEMENT OF OPERATIONS
                                 (UNAUDITED)



                                    Three Months Ended June 30,
                                       1998               1997
                                    ------------       ----------


Operating revenues                 $ 1,053,675         $ 1,010,699

Cost of operations                     631,164             616,083
                                     ---------           ---------
Gross profit                           422,511             394,616

Selling, general and
 administrative expenses               237,187             227,561

Research & development                  53,424              54,320
                                     ---------           ---------
Operating income                       131,900             112,735

Other income (expense):
 Rental income                          19,583              15,062
 Interest income                         9,536               9,004
 Interest (expense)                    (20,129)            (21,504)
 Other income (expense)                ( 1,118)            ( 2,129)
                                     ---------           ---------
          Total                          7,872                 433
                                     ---------           ---------
Income before provision
 for income taxes                      139,772             113,168

Provision for income taxes              41,932              31,240
                                     ---------           ---------
Net income                         $    97,840         $    81,928
                                     =========           =========
Net income per share                      0.03                0.03
                                     =========           =========
Weighted average number
 of shares outstanding               3,403,688           3,268,858
                                     ---------           ---------

                         MICRONETICS WIRELESS, INC.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                        Three Months Ended June 30,
                                        1998                 1997
                                    ------------         ----------


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from operating
 Activities:

Net income                              $  97,840        $  81,928

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset             30,752           23,368

Depreciation and amortization              44,997           44,997

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets       214,219          104,550

(Increase) decrease in security
 deposits and other assets                    335           (1,951)

(Decrease) increase in accounts
 payable accrued liabilities,
 notes payable and other current
 liabilities                             (152,407)        (193,919)
                                        ---------         ---------
Net cash provided (utilized)
 by operating activities                $ 235,736        $  58,973
                                        =========         =========


                         MICRONETICS WIRELESS, INC.

                      STATEMENTS OF CASH FLOWS (CONT.)
                                 (UNAUDITED)


                                   Three Months Ended June 30,
                                      1998                1997
                                   ------------        ----------


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets       $  (15,665)        $  (17,993)
                                     ---------           --------
Net cash provided (used) by
 investment activities                 (15,665)           (17,993)
                                     ---------           --------
Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
  and capitalized leases               (20,235)           (23,877)

  Proceeds from stock options
  exercised                              1,000               0
                                     ---------           --------
Net cash provided (used)
 by financing activities            $  (19,235)        $  (23,877)
                                     =========           ========
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                $  200,836         $   17,103

Cash and cash equivalents, at
 beginning of year                   1,031,625            961,314
                                     ---------           --------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                      $1,232,461         $  978,417
                                     =========           ========

                         MICRONETICS, WIRELESS, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of June 30, 1998 and 1997, the results of operations for the three month period ended June
          30, 1998 and 1997 and cash flows for the three month period ended June 30, 1998 and 1997.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1998.

          The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results of the full year.


Note 2.   Inventories are summarized below:


                         June 30, 1998       March 31, 1997

     Raw materials and
      work-in-process     $ 1,155,769         $ 1,064,264
     Finished goods           338,975             357,421

     Total                $ 1,494,744         $ 1,421,685

Item 2.   Management's Discussion and Analysis or Plan of Operation.


     Results of Operations

     The Company had revenues of $1,053,675 and $1,010,699 for the three months ended June 30, 1998 and 1997, respectively, an increase of $42,976 or 4% in the current period. Gross profit as a percent of net sales increased to 40.1% during the current period as compared to 39% during the corresponding period of the prior fiscal year. Selling, general and administrative expenses as a percent of net sales for the current period remained at 22.5% during the current period. Research and development expenses were 5.1% of net sales during the current period as compared to 5.4% of net sales a year ago.

     The Company had net income of $97,840, or $.03 per share, as compared to net income of $81,928, or $.03 per share, for the three month periods ended June 30, 1998 and 1997, respectively. This is an increase of $15,912 or 19.4% in the current period. The weighted average shares outstanding for the three months ended June 30, 1998 and June 30, 1997, were 3,403,688 and 3,268,858, respectively.


     Financial Condition

     The Company's working capital at June 30, 1998 was $2,978,764, an increase of $96,971 from $2,881,793, the working capital at March 31, 1998. The Company's current ratio was approximately 6.15 to 1.0 at June 30, 1998; it was approximately 5.0 to 1.0 at March 31, 1998.

     Net cash of $235,736 was provided by operating activities during the three months ended June 30, 1998 as compared to $58,973 during the year earlier period. This was primarily due to increased net income and decreased accounts receivables. Net cash utilized by investing activities during the three months ended June 30, 1998 was $15,665 as compared to $17,993 during the year earlier period. This use of cash was primarily due to the purchase of equipment. Net cash utilized by financing activities during the three months ended June 30, 1998 was $20,235, as compared to $23,877 during the year earlier period. The primary use of cash was to the reduction of debt. As a result of these activities, the Company's cash position increased by $200,836 during the current three months as compared to an increase of $17,103 in the year ago period.

     The Company is exploring its options with respect to software in order to be in compliance with year 2000. The Company does not expect the costs associated with this to be material.







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

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     (c)  Recent Sales of Unregistered Securities

     On June 16, 1998, the Company issued a five-year non-incentive Stock Option to purchase 50,00 shares of Common Stock to a key employee. The option is exercisable at a price equal to $2.3125 per share of Common Stock, that being the fair market value on the date of grant and is exercisable at a rate of 50% per year commencing June 16, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

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

     10.4 Loan Agreement dated February 2, 1996 between the Company and the Bank incorporated by reference to Exhibit 7(c)(1) of the Form 8-K filed with the Securities and Exchange
          Commission on February 16, 1996.

     10.5 Authorization and Debenture Guaranty Agreement dated
          February 2, 1996 between the Company and the U.S. Small
          Business Administration incorporated by reference to
          Exhibit 10.8 of the 1996 10-K.

     10.7 1996 Stock Option Plan incorporated by reference to Exhibit
          4.1 of Registration Statement No. 333-48087 filed on Form
          S-8.

     10.8 Employment Agreement dated September 19, 1996 between the Company and Richard S. Kalin incorporated by reference to
          Exhibit 10.8 of the 1998 10-K.

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 1998, the registrant did not file any reports on Form 8-K.



                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                    (Registrant)



Dated:  August 11, 1998       By:  s\ Richard S. Kalin
                                   Richard S. Kalin,
                                   President (Principal Executive
                                   and Financial Officer)
































N:\ANNE\DATA\MICRO\10-Q-JUN.98