Form 10QSB
period 1998-09-30
MICRONETICS WIRELESS INC
filed 1998-11-10
CIK 820097

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                           (603) 883-2900
                        (Issuer's telephone number)


     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

     The number of shares outstanding of the issuer's common stock par value $.01 per share, as of November 4, 1998 was 3,452,888.

Transitional Small Business Disclosure Format (check one);

Yes       No  X

                               Page 1 of 13
                        There is no Exhibit Index.

                        MICRONETICS WIRELESS, INC.


                                   INDEX




Part I.  Financial Information:                          Page No.

     Item 1.   Financial Statements.

               Condensed Balance Sheets -                   3-4
               September 30, 1998 and March
               31, 1998

               Condensed Statements of Operations-            5
               Three Months Ended September 30, 1998
               and 1997

               Condensed Statements of Operations -           6
               Six Months Ended September 30, 1998
               and 1997

               Condensed Statements of Cash Flows -         7-8
               Six Months Ended September 30, 1998
               and 1997

               Notes to Condensed Financial                   9
               Statements

     Item 2.   Management's Discussion and Analysis       10-11
               of Financial Condition and
               Result of Operations.

Part II.  Other Information:

     Item 2.   Submission of Matters to a Vote of            12
               Security Holders.

     Item 6.   Exhibits and Reports on Form 8-K.             12

Signature                                                    13

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          MICRONETICS WIRELESS, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                    Assets
                                   September 30,         March 31,
                                       1998                1998
                                   ---------------------------------
Current assets:
 Cash                                 $1,084,235          $1,031,625

Receivables
 Trade (net of allowance for
 doubtful accounts)                      978,415           1,010,219

Inventories (note 2)                   1,469,639           1,421,685

Prepaid expenses and other                63,550              37,238
 current assets

Deferred tax asset                          -                 43,302

Other current assets                      78,028              57,338
                                       ---------           ---------
Total current assets                   3,673,867           3,601,407
                                       ---------           ---------
Fixed assets:

 Land                                    162,000             162,000

 Building & improvements                 850,103             850,009

 Furniture, fixtures and               1,351,829           1,324,586
   equipment

 Capitalized leases                       82,990              82,990
                                       ---------           ---------
  Gross fixed assets                   2,446,922           2,419,585

  Accumulated depreciation and          (969,750)           (898,516)
    amortization                       ---------           ---------

Total (net) fixed assets               1,477,172           1,521,069
                                       ---------           ---------
Other assets:

 Deposits                                  2,863               4,479

 Intangibles (net of amortization)        68,174              86,936
                                       ---------           ---------
Total other assets                        71,037              91,415
                                       ---------           ---------
Total assets                           5,222,076           5,213,891
                                       =========           =========

                           MICRONETICS WIRELESS, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                     Liabilities and Shareholders' Equity


                                       September 30,        March 31,
                                          1998                1998
                                       ------------------------------

Current liabilities:

Short-term loans and capitalized
 leases                                $  120,191          $  106,471

Accounts payable                          193,544             321,713

Accrued expenses and taxes, other         195,402             248,620
 than income taxes

Subordinated debentures                      0                 25,000

Income taxes payable                       46,504              17,810
                                        ---------           ---------
Total current liabilities                 555,641             719,614
                                        ---------           ---------
Long term debt:

Capitalized leases                         24,361              40,308

Notes payable - bank                      823,276             868,720
                                        ---------           ---------
Total long-term debt                      847,637             909,028
                                        ---------           ---------
Shareholders' equity:

 Common stock                              34,529              34,153
 Additional paid - in capital           2,540,324           2,535,137
 Retained earnings                      1,243,945           1,015,959
                                        ---------           ---------
Total shareholders' equity              3,818,798           3,585,249
                                        ---------           ---------
Total liabilities and
shareholders' equity                    5,222,076           5,213,891
                                        =========           =========

                      MICRONETICS WIRELESS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                    3 Months Ended September 30,
                                   1998                     1997
                                 -------------------------------

Operating revenues               $1,149,059           $1,201,432

Cost of operations                  683,038              709,300
                                  ---------            ---------
Gross profit                        466,021              492,132
                                  ---------            ---------
Selling, general and
 administrative expenses            284,418              310,143

Research & development
 expense                             35,254               58,292
                                  ---------            ---------
Operating income                    146,349              123,697

Other income (expense):
 Rental income                       10,871               15,063
 Interest income                      9,780                9,310
 Interest (expense)                 (19,672)             (16,148)
 Other income (expense)              12,882               20,158
                                  ---------            ---------
          Total                      13,861               28,383
                                  ---------            ---------
Income before taxes                 160,210              152,080

Provision for income taxes           30,064               27,110
                                  ---------            ---------
Net income                       $  130,146           $  124,970
                                  =========            =========

Net income per share             $     0.04           $     0.04
                                  =========            =========
Weighted average number
 of shares outstanding            3,403,688            3,370,753
                                  =========            =========

                          MICRONETICS WIRELESS, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                   6 Months Ended September 30,
                                       1998            1997
                                 -------------------------------

Operating revenues               $2,202,734           $2,212,131

Cost of operations                1,314,202            1,325,383
                                  ---------            ---------
Gross profit                        888,532              886,748

Selling, general and
 administrative expenses            521,605              537,704

Research & development expense       88,678              112,612
                                  ---------            ---------
Operating income                    278,249              236,432

Other income (expense):
 Rental income                       30,454               30,125
 Interest income                     19,316               18,314
 Interest (expense)                 (39,801)             (37,652)
 Other income (expense)              11,764               18,029
                                  ---------            ---------
          Total                      21,733               28,816
                                  ---------            ---------
Income before taxes                 299,982              265,248

Provision for income taxes           71,996               58,350
                                  ---------            ---------
Net income                       $  227,986           $  206,898
                                  =========            =========

Net income per share             $     0.07           $     0.06
                                  =========            =========
Weighted average number
 of shares outstanding            3,403,688            3,370,753
                                  =========            =========

                          MICRONETICS WIRELESS, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                        6 Months Ended September 30,
                                        1998                   1997
                                        ---------------------------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Operating
 Activities:

Net income                              $227,986           $206,898

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset            43,302             39,755

Depreciation and amortization             89,994             89,994

Changes in assets and liabilities:
 (Increase) decrease in accounts
   receivable, inventories, prepaid
   expenses and other current assets     (63,152)           (67,823)

(Increase) decrease in security
  deposits and other assets                1,616             (4,391)


(Decrease) increase in accounts
  payable accrued liabilities,
  notes payable and other current
  liabilities                           (163,973)           (94,003)
                                         -------            -------
Net cash provided
 by operating activities                $135,773           $170,430
                                         -------            -------

                          MICRONETICS WIRELESS, INC.
                       STATEMENTS OF CASH FLOWS (CONT.)
                                   (UNAUDITED)


                                         6 Months Ended September 30,
                                        1998                     1997
                                        -----------------------------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets           $  (27,337)       $  (42,853)
                                         ---------         ---------
Net cash provided (used) by
 investment activities                     (27,337)          (42,853)
                                         ---------         ---------
Cash Flows from Financing
 Activities:
  (Reduction) of debt
     and capitalized leases             $  (61,390)          (42,190)

  Proceeds from stock options
    exercised                                5,564             3,125
                                         ---------         ---------
Net cash provided (used)
 by financing activities                   (55,826)          (39,065)
                                         ---------         ---------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                        52,610            88,512

Cash and cash equivalents, at
 beginning of year                       1,031,625           961,314
                                         ---------         ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                          $1,084,235        $1,049,826
                                         =========         =========

                          MICRONETICS WIRELESS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and 1997, the results of operations for the three month and six month periods ended September 30, 1998 and 1997 and cash flows for the six month periods ended September 30, 1998 and 1997.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 1998.

          The results of operations for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:


                          September 30, 1998       March 31, 1998

     Raw materials and
      work-in-process            $1,129,180           $1,064,264
     Finished goods                 340,459              357,421

     Total                       $1,469,639           $1,421,685
















Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


     Results of Operations

     The Company had revenues of $1,149,059 and $1,201,432 for the three months ended September 30, 1998 and 1997, respectively, a decrease of 4.3% compared to the prior period. The Company had net income of $130,146 or $.04 per share, as compared with net income of $124,970 or $.04 per share, for the three month periods ended September 30, 1998 and 1997, respectively.

     The Company had revenues of $2,202,734 and $2,212,131 for the six months ended September 30, 1998 and 1997, respectively, a decrease of
 .4% over the prior period. The Company had net income of $227,986 or $.07 per share, and $206,898 or $.06 per share, for the six month periods ended September 30, 1998 and 1997, respectively.

     Gross profit as a percent of net sales for the three months ended September 30, 1998 was 40.6% compared to 40.9% during the corresponding period of the prior fiscal year. For the six month periods ended September 30, 1998 and 1997, gross profit as a percent of net sales was 40.3% and 40.1%, respectively. Selling, general and administrative expenses ("SGA") as a percent of net sales for the three months ended September 30, 1998 decreased to 24.7% as compared to 25.8% in the prior year. For the six month period ended September 30, 1998, SGA as a percent of net sales decreased to 23.7% from 24.3% in the year earlier period. Research and development expenses ("R&D") as a percent of net sales for the periods presented declined during the current periods as fewer new products were introduced during the current period.


     Financial Condition

     The Company's working capital at September 30, 1998 was
$3,118,226.  It was $2,881,793 at March 31, 1998.  The Company's
current ratio was 6.6 to 1.0 at September 30, 1998, as compared to 5.0 to 1.0 at March 31, 1998.

     The Company generated cash from operating activities in the amount of 135,773 during the six months ended September 30, 1998 as compared to $170,430 in the year earlier period. The Company purchased $27,337 of new equipment during the six months ended September 30, 1998, as compared to $42,853 a year ago. The Company used $55,826 for financing activities during the six months ended September 30, 1998, as compared to a use of $39,065 related to the year earlier period. As a result, the Company's cash and cash equivalents increased from $1,049,826 at March 31, 1998 to $1,084,235 at September 30, 1998.

     With respect to the Year 2000 issue, the Company is in the process of ensuring that all internal computer equipment, telecommunications equipment, computer applications, manufacturing, distribution and business equipment will be Year 2000 compliant. The Company has purchased Year 2000 compliant software and it does not anticipate the costs associated with becoming Year 2000 compliant to have any additional material impact.


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

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 83-16453 (the "Registration Statement").

     3.2  By-Laws of the Company incorporated by reference to Exhibit
          3.2 of the Registration Statement.

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

     During the quarter ended September 30, 1998, the registrant did not file any reports on Form 8-K.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.




Dated: November 10, 1998           s/Richard S. Kalin
                                   Richard S. Kalin,
                                   President and (Principal Executive
                                   and Financial Officer)




































N:\RSKLAW\MICRONET\10QSB.S98