Form 10-Q
period 1998-12-31
MICRONETICS WIRELESS INC
filed 1999-02-10
CIK 820097

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     As of February 4, 1999, 3,769,138 shares of the Issuer's common stock, par value $.01 per share were outstanding.

     Transitional Small Business Disclosure Format (check one);

Yes       No  X



                        MICRONETICS WIRELESS, INC.


                                   INDEX


                                                         Page No.

Part I.  Financial Information.

     Item 1.   Financial Statements.

               Condensed Balance Sheets -
               December 31, 1998 and March                  3-4
               31, 1998

               Condensed Statements of Operations-
               Three Months Ended December 31, 1998
               and 1997                                     5

               Condensed Statements of Operations -         6
               Nine Months Ended December 31, 1998
               and 1997

               Condensed Statement of Cash Flows -          7-8
               Nine Months Ended December 31, 1998
               and 1997

               Notes to Condensed Financial                 9
               Statements

     Item 2.   Management's Discussion and Analysis         10-11
               of Financial Condition and
               Results of Operations.

Part II.  Other Information.

     Item 2.   Changes in Securities and Use of Proceeds.   12

     Item 6.   Exhibits and Reports on Form 8-K.            12

               Signature                                    13

                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         MICRONETICS WIRELESS, INC.

                          CONDENSED BALANCE SHEETS
                                 (UNAUDITED)
                                   Assets
                          -----------------------------

                                   December 31,        March 31,
                                       1998              1998
                                   -----------        -----------
Current assets:
 Cash                              $ 1,167,355        $ 1,031,625
 Receivables (net of
  allowance for doubtful
  accounts)                            962,297          1,010,219

 Inventories                         1,471,349          1,421,685

 Prepaid expenses and other
  current assets                        85,403             37,238

 Deferred tax asset                          -             43,302

 Other current assets                   78,028             57,338
                                   -----------        -----------
Total current assets                 3,764,432          3,601,407

Fixed assets:
 Land                                  162,000            162,000

 Building and improvements             857,462            850,009

 Furniture, fixtures and
  equipment                          1,353,223          1,324,586

 Capitalized leases                     82,990             82,990
                                   -----------        -----------
  Gross fixed assets                 2,455,675          2,419,585
  Accumulated depreciation and
    amortization                    (1,005,365)          (898,516)
                                   -----------        -----------
Total (net) fixed assets             1,450,310          1,521,069

Other assets:

 Deposits                                1,683              4,479

 Intangibles (net of amortization)      58,793             86,936
                                   -----------        -----------
Total other assets                      60,476             91,415
                                   -----------        -----------
Total assets                       $ 5,276,218        $ 5,213,891
                                   ===========        ===========


                          MICRONETICS WIRELESS, INC.

                          CONDENSED BALANCE SHEETS
                                 (UNAUDITED)
                    Liabilities and Shareholders' Equity
                    ------------------------------------


                                   December 31,         March 31,
                                      1998                1998
                                   -----------        -----------
Current liabilities:

 Short-term loans and capitalized
  leases                           $   118,803        $   106,471

 Accounts payable                      179,405            321,713

 Accrued expenses and taxes, other
  than income taxes                    177,968            248,620

 Subordinated debentures                  0                25,000

 Income taxes payable                   44,163             17,810
                                   -----------        -----------
 Total current liabilities             520,339            719,614

Long-term debt:

 Capitalized leases                     16,388             40,308

 Notes payable - bank                  804,780            868,720
                                   -----------        -----------
 Total long-term debt                  821,168            909,028

Shareholders' equity:

 Common stock                           34,529             34,153
 Additional paid - in capital        2,540,324          2,535,137
 Retained earnings                   1,358,858          1,015,959
                                   -----------        -----------
Total shareholders' equity           3,933,711          3,585,249
                                   -----------        -----------
Total liabilities and
shareholders' equity               $ 5,275,218        $ 5,213,891
                                   ===========        ===========


                         MICRONETICS WIRELESS, INC.

                     CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                     -----------------------------------


                                    Nine Months Ended December 31,
                                       1998               1997
                                    ----------        -----------


Operating revenues                  $3,297,823        $ 3,455,412

Cost of operations                   1,989,724          2,007,230
                                     ---------          ---------
Gross profit                         1,308,099          1,448,182
                                     ---------          ---------
Selling, general and
 administrative expenses               799,528            875,388

Research and development               109,705            196,339
 expense                             ---------          ---------

Operating income                       398,866            376,457

Other income (expense):
 Rental income                          46,504             45,187
 Interest income                        28,265             27,796
 Interest (expense)                    (58,855)           (58,729)
 Other income (expense)                (15,585)            15,770
                                     ---------          ---------
          Total                         31,499             30,024
                                     ---------          ---------

Income before taxes                    430,365            406,481

Provision for income taxes              87,466             88,105
                                     ---------          ---------
Net income                         $   342,899         $  318,376
                                     =========          =========
Net income per share               $      0.10         $     0.09
                                     =========          =========
Weighted average number
 of shares outstanding               3,403,688          3,370,753
                                     =========          =========


                      MICRONETICS WIRELESS, INC.

                     CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                -----------------------------------


                                   Three Months Ended December 31,
                                      1998               1997
                                   ----------          ----------


Operating revenues                 $1,095,089          $1,243,281

Cost of operations                    675,522             681,847
                                    ---------           ---------
Gross profit                          419,567             561,434

Selling, general and
 administrative expenses              277,923             337,683

Research and development expense       21,027              83,727
                                    ---------           ---------
Operating income                      120,617             140,024

Other income (expense):
 Rental income                         16,050              15,062
 Interest income                        8,949               9,482
 Interest (expense)                   (19,054)            (21,077)
 Other income (expense)                 3,821              (2,259)
                                    ---------           ---------
          Total                         9,766               1,208
                                    ---------           ---------
Income before taxes and
 extraordinary item                   130,383             141,232

Provision for income taxes             15,470              29,755
                                    ---------           ---------
Net income                         $  114,913          $  111,477
                                    =========           =========
Net income per share               $     0.03          $     0.03
                                    =========           =========
Weighted average number
 of shares outstanding              3,403,688           3,370,753
                                    =========           =========


                         MICRONETICS WIRELESS, INC.

                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                        --------------------------


                                   Nine Months Ended December 31,
                                      1998                1997
                                   ----------          ----------


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Operating
 Activities:

Net income                         $  342,899          $  206,898

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset         43,302              39,755

Depreciation and amortization         134,991              89,994

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets   (70,597)            (67,823)

(Increase) decrease in security
 deposits                               2,796              (4,391)

(Decrease) increase in accounts
 payable accrued liabilities,
 notes payable and other current
 liabilities                         (199,275)            (94,003)
                                    ---------           ---------
Net cash provided (utilized)
 by operating activities           $  254,116          $  170,430
                                    =========           =========

                         MICRONETICS WIRELESS, INC.

                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                         --------------------------


                                    Nine Months Ended December 31,
                                       1998               1997
                                   ------------        -----------


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:

(Additions) to fixed assets         $  (36,090)        $  (42,853)
                                      --------          ---------
Net cash provided (used) by
 investment activities              $  (36,090)        $  (42,853)
                                      --------          ---------
Cash Flows from Financing
 Activities:

 (Reduction) increase of debt
  and capitalized leases            $  (87,860)        $  (42,190)

 Proceeds from stock options
  exercised                              5,564              3,125

 Proceeds from issuance of
  common stock                            0                  0

 Proceeds from issuance of
  subordinated convertible
  debentures                              0                  0
                                      --------          ---------
Net cash provided (used)
 by financing activities            $  (82,296)           (39,065)
                                      --------          ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                $  135,730         $   88,512

Cash and cash equivalents, at
 beginning of year                   1,031,625            961,314
                                     ---------          ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                      $1,167,355         $1,049,826
                                     =========          =========

                         MICRONETICS WIRELESS, INC.

                 NOTES TO BE CONDENSED FINANCIAL STATEMENTS


Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1998 and 1997, the results of operations for the three and nine month periods ended December 31, 1998 and 1997 and cash flows for the nine month periods ended December 31, 1998 and 1997.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1998.

          The results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results of the full year.


Note 2.   Inventories are summarized below:


                           December 31, 1998    March 31, 1998

     Raw materials and
      work-in-process         1,153,133           1,064,264
     Finished goods             318,216             357,421

     Total                    1,471,349           1,421,685

Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.


     Results of Operations

     The Company had revenues of $1,095,089 and $1,243,281 for the three months ended December 31, 1998 and 1997, respectively. For the three months ended December 31, 1998, sales of VCOs and control components were up, but sales of equipment were down, as compared to the prior period. The Company's net income increased to $114,913, or $.03 per share, as compared with net income of $111,477, or $.03 per share, for the three month periods ended December 31, 1998 and 1997, respectively.

     The Company had revenues of $3,297,823 and $3,455,412 for the nine months ended December 31, 1998 and 1997, respectively. For the nine months ended December 31, 1998, sales of VCOs and control components were up, but equipment sales were down. The Company had net income of $342,899, or $.10 per share, and $318,376 or $.09 per share, for the nine month periods ended December 31, 1998 and 1997, respectively.

     Gross profit as a percent of net sales for the three and nine month periods ended December 31, 1998 was 38.4% and 39.7%, respectively, as compared to 45.1% and 41.9%, respectively, during the corresponding periods of the prior fiscal year. This was largely due to product mix. Selling, general and administrative ("SGA") expenses as a percent of net sales for the three months ended December 31, 1998 was 25.4% as compared to 25.3% in the prior year. For the nine month period ended December 31, 1998, SGA as a percent of net sales was 24.2% as compared to 25.3% for the prior period. Research and development ("R&D") expense declined to under 2% of net sales from over 6% of net sales for the three months ended December 31, 1998 as compared to the prior year. For the nine month period ended December 31, 1998, R&D expenses were over 3.3% of net sales as compared to 5.6% of net sales in the corresponding period of the prior year.

     Financial Condition

     The Company's working capital at December 31, 1998 was
$3,244,000.  It was $2,882,000 at March 31, 1998.  The Company's
current ratio at December 31, 1998 was 7.2 to 1, and at March 31, 1998 it was 5.0 to 1.

     Net cash provided by operations in the nine months ended December 31, 1998 was $254,116 as compared to $170,430 in the prior year. Net cash utilized from investment activities was $36,090 during the nine months ended December 31, 1998 as compared to $42,853 used in the prior year. This was primarily due to the purchase of new equipment. Net cash used by financing activities during the nine months ended December 31, 1998 was $82,296, as compared to $39,065 used during the prior year. This was largely due to the repayment of debt during both periods.

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

PART II - OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds.

     (c)  Recent Sales of Unregistered Securities.

          In January 1999, the Company issued an aggregate of 271,250 unregistered shares of its Common Stock to Floyd S. Parin and Mark B. Goldman (collectively, the "Sellers") in connection with payment of $308,594 of the purchase price by the Company for all of the outstanding capital stock of Microwave & Video Systems, Inc. These shares were issued pursuant to the exemption from registration provided under Regulation D promulgated pursuant to the Securities Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 83-16453 (the "Registration Statement").

     3.2  By-Laws of the Company incorporated by reference to Exhibit
          3.2 of the Registration Statement.

     3.3 Stock Purchase Agreement between the Company and Floyd S. Parin and Mark B. Goldman dated as of October 29, 1998.

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          During the quarter ended December 31, 1998, the registrant did not file any reports on Form 8-K.

                                  SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                    (Registrant)



Dated:  February 10, 1999          /s/ Richard S. Kalin
                                   Richard S. Kalin,
                                   President


































N:\RSKLAW\MICRONET\10Q-JAN.99