Form 10KSB
period 1999-03-31
MICRONETICS WIRELESS INC
filed 1999-06-23
CIK 820097

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
          Commission File Number 0-17966

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $4,547,087.

     The aggregate market value of the shares of Common Stock held by non-affiliates of the issuer was approximately $4,179,519 based on the closing price of the issuer's Common Stock, par value $.01 share, as reported by NASDAQ on June 11, 1999.

     On June 11, 1999, there were 3,767,914 shares of the issuer's Common Stock outstanding.

     The Proxy Statement of the registrant to be filed on or before July 29, 1999 is incorporated by reference to Part III herein.

     Transitional Small Business Issuer Disclosure Format Yes[] No[X]

                                 Page 1 of 49

                                  Part I


ITEM 1.    Description of Business.

     Business Development

     The Company was incorporated under the laws of the State of New Jersey in 1975 and reincorporated in Delaware in 1987. In January 1999, the Company acquired all of the outstanding capital stock of Microwave & Video Systems, Inc. ("MVS") and in February 1999, the Company acquired the business assets of Vectronics Microwave Corporation. Micronetics and its wholly-owned subsidiaries, MVS and Vectronics Microwave Corp. ("Vectronics") are collectively referred to herein as the "Company".

     Business of Issuer

     The Company is a manufacturer of specialized radio frequency
(RF) components and test equipment which are designed to provide solutions for its customers, original equipment manufacturers
(OEMs) of wireless communication systems and communication service providers, to enable them to deliver high quality communication systems or offer high quality communication services. The
Company's products are used in cellular, microwave, satellite, radar and communications systems around the world. The Company also manufactures a wide variety of subassemblies and components primarily used in electronic warfare, counter-intelligence and radar simulation applications.

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

    The growth of wireless telecommunications services and equipment sales are creating new market dynamics for industry participants. Competition among service providers forsubscribers has intensified and future market growth is being realized primarily through the penetration of the consumer market. The shift of the customer base from relatively high-usage price-insensitive business subscribers to price-sensitive consumer subscribers is leading to reduced revenue per subscriber. The Company also expects that increasing competition for subscribers and decreasing revenue per subscriber will cause wireless service providers to seek the most cost-effective infrastructure available without sacrificing quality. These changing market conditions, the emergence of open hardware standards and protocols and new market entrants in the form of PCS and wireless local loop providers create a significant opportunity for the Company.

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

    Higher demand for wireless communication is requiring higher system capacity. Multiple access techniques are the key methods for increasing such capacity. Multiple access refers to the simultaneous transmission by numerous users to or through a common receiving port. There are four domains in which such simultaneous transmission or sharing can take place: (i) bandwidth; (ii) time;
(iii) code; or (iv) space.   Frequency Division Multiple Access
(FDMA) divides the frequency bandwidth among different users. Time Division Multiple Access (TDMA) enables each user to use the entire frequency for a brief period of time. Code Division Multiple Access (CDMA) utilizes spread spectrum modulation to allow multiple users to share the frequency bandwidth; and Space Division Multiple Access (SDMA) enables the same frequency to be used simultaneously, but in a different geographic area. Initially this was done by the use of cells; improved digital signal processing technology is now able to utilize SDMA techniques within individual cells. The Company's smart antenna test equipment currently under development is being designed to address the SDMA market for simultaneous transmission.

    Products Micronetics's products may be classified into three product groups: (1) Control Components and Subassemblies; (2)Noise Components and (3) Wireless Test Equipment:

    (1)  Components and Subassemblies

         (a) Control Components and Subassemblies.   Micronetics
designs solid-state control components for the control of RF signals in level, direction or phase shift in frequencies up to
26.5 GHz. The products consist of switches, attenuators, and phase shifters and subassemblies including combinations of these items, including switch filter assemblies. These products incorporate either silicon PIN diodes, or GaAs MESFETs packaged in chip and wire assemblies. Micronetics' PIN designs cover the frequency range of 10MHz to 26.5GHz, with strong expertise in controlling switching transients in 50 to 200MHz bandwidths; reducing inter-modulation distortion by a factor of 100 over conventional PIN switching designs; and linear switching capability with RF power levels up to 25 watts. With GaAs MESFET designs, the product capability extends from DC to 18GHz, with expertise in controlling rise/fall times and high isolation characteristics.

         (b) Frequency Generation Products - Voltage Controlled
Oscillators.   Micronetics designs, manufactures and markets a
series of voltage controlled oscillators ("VCOs") which provide a precise signal source within a given frequency range. The output frequency of the oscillator is determined by a direct current
("DC") control voltage. This applied voltage tunes the oscillator over a specified range. The Company's products generate sinusoidal signals in frequency ranges from 100MHz to over 5GHz, utilizing packaged silicon bipolar transistors which are controlled by an input voltage signal. Most of the uses of those frequency ranges are identified with wireless applications including some military
(MIL) communications and satellite voice/messaging. Products are offered in a series of narrow-band, wide-band and selective octave tuning bandwidths. Depending on the series, packaging configurations for MIL and commercial applications include PIN types, SMT, hermetic and miniature packages.

    The Company's solid-state control components and subassemblies are used widely in MIL ground-based, shipboard and airborne radar for tracking and simulation, phased array radar, electronic warfare systems, ELINT and tactical/satellite communications systems. To a lesser extent, Micronetics' solid-state control components have commercial applications such as wireless communications, radar surveillance and test equipment support systems. Typical functions include pulse shaping, attenuating, automatic gain control, duplexing and receiver protection. Much of Micronetics' product success has been identified with the high end radar simulation and electronic intelligence (ELINT) markets. The Company's products are typically designed to handle 100 watts average power, with peak power levels to 1KW. Micronetics offers a range of package styles, in both connectorless and connectorized types, including surface mount, drop-in and microstrip. It also manufactures subassemblies encompassing products in each of these categories.

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

    (2)  Noise Source Components

    Noise sources are employed as a method of testing and measuring sophisticated radar and communications systems to determine the quality of the reception and transmission of information being transmitted. Micronetics offers noise chips and diodes, noise modules, and calibrated noise standards. The widest application for the Company's noise source components are reference standards in test instruments which measure unwanted noise in devices and components in radar and communications equipment. This is accomplished by comparing a noise source with known characteristics to the unwanted noise found in the radar or communication system being tested. By generating a random noise signal, in combination with a live transmission signal, a noise generator simulates signals the receiver will encounter in the real world and allows a manufacturer to determine if its product is performing to specifications. Noise source testing is often more cost-efficient, faster and more accurate than alternative methods using discrete signal generators.

    The products can be incorporated into electronic equipment or may serve as stand-alone components or devices that are connected to, or used in conjunction with, operating equipment. Complex measurements may be taken at increasing speeds to enhance productivity, offer improved accuracy, provide wider performance ranges, and present repeatable uniformity in results.

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

    (3)  Wireless Test Instruments

    Micronetics offers a line of test instruments specifically designed to serve the wireless telecommunication markets employing such application standards as TDMA, CDMA, GSM, PCS and others. These products perform a variety of tests which are required for performance verification and the emulation of impairments in cellular/PCN/PCS and satellite communication systems. Products include (1) Carrier-to-Noise ("CNG") Instruments; (2) Integrated multipath fading emulator-CNG; and (3) Noise Generators.

         A. Carrier to Noise Instrument CNG-100 Series. Fully automated series of test equipment used to set accurate carrier to noise (C/N) ratios over a wide range of signal power and frequency ranges. The CNG-100 automatically accepts the C/N ratio to provide precision bit-error-rate and sensitivity testing. The Series features 12 models which address a multitude of frequency bands which cover cellular, PCN/PCS, GSM, wireless local loop, CATV and ISM. Product advantages include accuracy, self-test power meter calibration, long-term accuracy and an active matrix color display.

         B.   Multipath Fading Emulators/ Carrier to Noise
Instrument.   These instruments include a CNG-100 instrument and
are able to emulate a wireless communications channel with a multitude of different reflected RF signal paths and perform many different testing functions including path fading, delay spread, path loss and more. This is the Company's newest product and is directed toward developing wireless communication standards. The Company believes this will be the first instrument to include in one instrument equipment capable of performing these two functions. It was first announced at the CDMA Development Conference in November 1998, and is expected to be commercially available during the Company's fiscal year ending March 31, 2000 ("Fiscal 2000").

         C.   Noise Generators.

         1)   NOD 5000 Series.    Portable instrument line which
consists of 15 models that selectively address frequency bands from 10Hz to 18GHz. The Series is designed to provide low cost accurate carrier to noise measurements with spectrum analyzers. The equipment has been approved for standard testing on certain commercial wireless network platforms.

         2)   MX-5000 Series.     Programmable multi-purpose
micro-processor noise generator that is designed for bench-top and automatic testing equipment applications.

         3) Multi-Channel Noise Generators. New digital beam-forming product for use in global satellite, cellular and data communications test platforms which allows several weak signals from surface base mobile units to be combined for stronger transmissions. The multi-channel noise generator stimulates the beam-former to test for specified levels of noise reduction, interference nulling and signal enhancement.

    Manufacturing

    The Company's components that require automated assembly equipment are generally manufactured by third parties and tested by the Company for quality assurance. The length of the production process for these products is usually completed within two to three weeks. Manufacturing of the Company's other products, which involve less automated assembly equipment, takes place at its New Hampshire or Danbury facilities. The length of the production process for these products ranges from one to twenty-four weeks. The Company generally maintains inventory of the raw materials required for production of its products for a period of up to one year or more.

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

    Sales and Marketing

    In the past, the Company's primary business was to engineer, manufacture and market high performance, high reliability microwave signal processing components used in military applications like advanced radar systems. Over the last few years the Company has shifted its focus to the increased opportunities available in the commercial marketplace. As a result of this shift, the Company believes that variances in its business will now be more dependent on general business cycles, changes in market demand for the commercial products built with the Company's components, and on technological innovations. In Fiscal 1998 and Fiscal 1999 the approximate mix of customer orders was 50% for commercial applications and 50% for military applications, of which 10% is directly to the military.

    The Company's sales are made primarily through six direct sales personnel or through independent sales representatives who promote and solicit orders for the Company's products on a commission basis in exclusive marketing territories. The Company selects its sales representatives on the basis of technical and marketing expertise, reputation within the industry and financial stability. These sales representatives represent other manufacturers with products complementary to, rather than competitive with, the Company's products.

    The Company also uses various methods to promote its products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website. The Company increased its advertising expenditures during Fiscal 1999 and intends to further expand these activities in its current fiscal year.

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

    In the commercial VCO area, large foreign firms, principally Japanese, manufacture competitive products in larger production runs than those of the Company. The Company believes that its VCOs produced for use in commercial applications compete with other manufacturers' primarily on the basis of price and quality. Its VCOs produced for use in military applications compete, primarily on the basis of quality. These products are typically high performance, high reliability components which are required to meet high quality standards. The Company considers Mini-Circuits Laboratory, Var-L Company, Inc., Z-Com, Inc., Synergy Microwave and Modco, Inc. as competitors in the VCO market.

    Its primary competitor in the noise component market is Wireless Telecom Group, Inc. In the test instruments market, the Company's primary competitor is Telecom Analysis Systems, Inc. (especially after its acquisition in March 1999 of Wireless Telecom Group, Inc.'s test equipment product line) and Hewlett Packard.

    Research and Development

    The Company maintains an engineering staff of six individuals as of April 30, 1999, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. The Company also has engaged two independent consultants, including John Vogler, formerly President and owner of Vectronics Microwave Corporation, to assist in its research and development activities. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation and were approximately $222,813 and $239,860 for the years ended March 31, 1999 and 1998, respectively.

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

    Employees

    As of May 31, 1999, the Company had 56 full-time employees including 12 engaged in management and administration, 8 in engineering, 31 in production and testing, and 7 in sales. It also periodically engages consultants to assist it in various engineering related activities. The Company believes that its employee relations are good.

    Patents and Trademarks

    The Company has been granted U.S. patents on its VCOs and its Micro Cal noise sources. It has also filed for a patent on its Smart Antenna Test instrument, for which it has received a Notice of Allowance from the Patent office. In the absence of patents, the Company relies upon trade secret laws to protect its confidential and proprietary information. Due to the rapid rate of technological change in its market, the Company believes that the ability to innovate is of greater importance to its business than availability of patents and proprietary rights. Other barriers to competitor entry include the time and expense of new competitors to design and manufacture components and the difficulty of selling to an established customer who has already designed the Company's products into its equipment.

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

    Environmental Laws

    The costs and effects of compliance with federal, state and local environmental laws were not material.


ITEM 2.  Description of Property.

    The Company's principal manufacturing facility consists of a 15,500 square feet of general office, warehouse and manufacturing space in a 31,000 square foot building that it owns, which is located at 26 Hampshire Drive, Hudson, NH. The building is located in an industrial park and the Company believes its premises are in good condition. The Company presently leases out 15,500 square feet of this facility pursuant to a lease with an unaffiliated entity.

    The Company also operates its MVS subsidiary out of a 5,000 square foot facility located in Danbury, CT, which it leases from an unaffiliated entity.


ITEM 3.  Legal Proceedings.

    The Company is not a party to any material legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

                                  PART II


ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

    (a) The Common Stock is traded on the Nasdaq Small Cap Market under the symbol NOIZ. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Market and The Nasdaq SmallCap Market. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

    The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 1997 until June 11, 1999 as reported by the National Association of Securities Dealers
Automated Quotation System ("NASDAQ"), were as follows:


                                       Bid Prices

                                  High            Low

Quarter Ended

Fiscal 1998

    First Quarter                  2 1/2         1 1/2
    Second Quarter                 2 3/4         1 5/8
    Third Quarter                  4 1/16        2 3/16
    Fourth Quarter                 2 3/4         2 1/32

Fiscal 1999

    First Quarter                  2  5/32       2 1/4
    Second Quarter                 2 13/16       1 3/8
    Third Quarter                  2  1/2        1 1/2
    Fourth Quarter                 2  3/16       1 1/4

Fiscal 2000

    First Quarter                  2  5/8        1 1/2
     (through June 11, 1999)


    These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and maynot necessarily represent actual transactions.

(b) The number of recordholders of the Common Stock as of June 11, 1999 was 301. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in "street" name.

    (c) The Company has not paid any cash dividends during its two most recent fiscal years, nor any subsequent interim period. Under the Company's loan agreement with Bank of New Hampshire (the "Bank"), it is restricted from paying dividends without the consent of the Bank.

    (d)  Recent Sales of Unregistered Securities.

    In January 1999, the Company issued an aggregate of 271,250 shares of Common Stock to Floyd S. Parin and Mark B. Goldman in connection with the Company's acquisition of MVS.

    On October 8, 1998, the Company issued non-plan stock options to purchase an aggregate of 30,000 shares of Common Stock to three directors of the Company. These options have a three-year term and are exercisable at a price equal to $1.50 per share of Common Stock covered thereby. Such options vest at a rate of 50% per year commencing one year from the date of grant. On October 8, 1998, the Company issued a non-plan stock option to purchase 50,000 shares of Common Stock to Richard S. Kalin, the President, Chief Executive Officer and a director of the Company. The option had a three-year term and was exercisable at a price equal to $1.50 per share of Common Stock covered thereby and vested immediately. This option was exercised by Mr. Kalin.

    On June 16, 1998, the Company issued a non-plan stock option to purchase 50,000 shares of Common Stock to Mr. Kalin. This option has a five-year term, is exercisable at a price equal to $2.3125 per share of Common Stock covered thereby and vests at a rate of 50% per year commencing one year from the date of grant.


ITEM 6.  Management's Discussion and Analysis.

    (a)  Results of Operations.

    Net sales for the Company's fiscal year ended March 31, 1999
("Fiscal 1999") were $4,547,087 as compared to net sales of $4,789,278 for its fiscal year ended March 31, 1998 ("Fiscal 1998), a decrease of $242,191 or five percent. This was primarily due to lower sales of the Company's wireless test instruments.

    Gross profit as a percentage of net sales decreased to 41.6% in Fiscal 1999 from 45.4% in Fiscal 1998. Gross profit decreased due to the reduction in sales of test equipment in the Company's product mix. Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased to 30.5% from 30.3% in Fiscal 1998. The increase in SG&A was attributable primarily to the reduction in sales in Fiscal 1999. Research and development expenses decreased to $222,813 from $239,860. These costs are expected to increase during the Company's current fiscal year.

    The Company had net income for Fiscal 1999 of $276,171 or $.08 per share. This compared to net income of $428,101 or $.13 per share during Fiscal 1998. This is primarily due to lower sales of test equipment and expenses related to integration of two companies acquired by the Company during Fiscal 1999.

    (b)  Liquidity and Capital Resources.

    On March 31, 1999, the Company's working capital was
$3,271,475 as compared with working capital of $2,891,793 at March 31, 1998. This reflects a current ratio of 5.8 to 1 at March 31, 1999 as compared to 5.1 to 1 at March 31, 1998.

    Net cash of $500,819 was provided by operating activities during Fiscal 1999 as compared to $96,656 during Fiscal 1998. Net cash used by investing activities during Fiscal 1999 was $302,370 as compared to net cash used by investing activities of $71,168 during Fiscal 1998. This was largely due to the acquisition of two companies by the Company during Fiscal 1999. Net cash used by financing activities during Fiscal 1999 was $65,410 as compared to $44,823 of cash provided during Fiscal 1998. This was largely due to increased repayment of debt and the repurchase of Common Stock in Fiscal 1999 as compared to lower repayment of debt and increased proceeds from stock options in Fiscal 1998.

    In accordance with loans from the Bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios.

    (c)  Year 2000 Compliance.

    The Company is on schedule with a four step project that addresses the Year 2000 (Y2K) issue by assessing its information technology ("IT") and non-IT computer systems and operations to identify and determine the extent to which any such systems may not be able to properly recognize and process date-sensitive information after December 31, 1999. The Y2K problem arose because many computer systems use only the last two digits of a particular year rather than four to define the year. Therefore, these systems will not be able to properly recognize a year that begins with "20" instead of the familiar "19". Any of the Company's systems utilizing such a two-digit system to refer to a particular year, will not be able to distinguish between the year 1900 and theyear 2000. This may lead to disruption in the operations of business including, but not limited to, a temporary inability to process transactions, billing and customer service or to engage in normal business activities resulting from miscalculations or system failures.

    The Company is currently in the process of creating an inventory of all hardware, software and embedded chips in the Company. Each of these items will be assessed for testing requirements. Once this first step is completed, the Company will measure the business criticality for each of the different areas of the Company including, but not limited to production,distribution, management functions, operations and material acquisition (i.e. buying of raw materials). Next, the Company will assign contingencies for all Y2K threats, if any. Lastly, the Company will address a remediation plan for all Y2K threats found. Based upon a preliminary review of the effect of the Y2K problem on the Company, the Company believes that Y2K will have little or no impact on its products or services. The Company's product software does not reference any date fields and therefore would continue to function correctly, regardless of date. The Company does not anticipate any Y2K issues relating to third parties with which they have a material relationship. The Company does not rely on Electronic Date interchange with any of its vendors. Furthermore, the Company does not believe that its relationship with any one vendor or supplier is material to the extent that such party's Y2K noncompliance would have a material adverse effect on the Company's business and operations. The Company's manufacturing process are not computer dependent so that Y2K would have no impact on its ability to deliver products. This project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. The total estimated cost of the required modifications to become Y2K compliant should not be material to the Company's financial position.

    Failure to make all internal business systems Y2K compliant could result in an interruption in, or failure of, some of the Company's business activities or operations. The Y2K project is expected to reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations. The most reasonably likely worst case Year 2000 scenario would be short-term delivery interruption of less than one week. The Company does not anticipate any material lost revenue due to Y2K issues. The Company does not currently have any contingency plans in the event its systems are not Y2K compliant by December 31, 1999. There can be no assurance that any effective contingency plans will be developed or implemented.


    (d)  Safe Harbor Statement.

    Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender.

ITEM 7.  Financial Statements.


    This information is contained on pages F-1 through F-19 hereof.

(a) (1) Financial Statements                                Page

    Report of Independent Auditor                            F-1

    Balance Sheets - March 31, 1999 and 1998           F-2 - F-3

    Statements of Income, Years
    ended March 31, 1999 and 1998                      F-4 - F-5

    Statements of Changes in Shareholders'
    Equity, Years ended March 31, 1999 and 1998              F-6

    Statements of Cash Flows,
    Years ended March 31, 1999 and 1998                F-7 - F-8

    Notes to Financial Statements,
    March 31, 1999 and 1998.                          F-9 - F-21

(a) (2)  Financial Statement Schedules

    Schedule 8 - Valuation and Qualifying Accounts           S-1


ITEM 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure.

        None.



                                 PART III


        The information to be contained herein is incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 1999.

                                  PART IV



ITEM 13.  Exhibits and Reports on Form 8-K:

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

        10.4 Loan Agreement dated February 2, 1996 between the Company and Bank of New Hampshire incorporated by reference to Exhibit 7(c)(1) of the Form 8-K filed with the Securities and Exchange Commission on February 16, 1996.

        10.5 Fourth Amendment to Sublease Agreement dated February 3, 1995 assigned to the Company between Jokah Realty, L.L.C and Ames Textile Corporation to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for Fiscal 1998.

        10.6       1996 Stock Option Plan is incorporated by reference to
                   Exhibit 4.1 of Registration Statement No. 333-48087 filed on Form S-8.

        10.7 Promissory Note dated January 4, 1999 by the Company to Bank of New Hampshire.

        10.8 Commercial Security Agreement between the Company and Bank of New Hampshire dated January 4, 1999.

        10.9 Stock Purchase Agreement by and between the Company, Floyd S. Parin and Mark B. Goldman dated as of October 29, 1998.

        10.10      Employment Agreement between Microwave & Video
                   Systems, Inc. and Floyd S. Parin dated as of January
                   4, 1999.

ITEM 13.  Exhibits and Reports on Form 8-K (Cont'd):


(a)     Exhibits (Cont'd).

        10.11      Employment Agreement between Microwave & Video
                   Systems, Inc. and Mark B. Goldman dated as of January
                   4, 1999.

        10.12 Asset Purchase Agreement by and between the Company and Vectronics Microwave Corporation dated as of February 4, 1999.

        10.13      Consulting Agreement between the Company and
                   Vectronics Microwave Corporation for the services of John G. Vogler dated as of February 18, 1999.

        10.14      Form of Manufacturer's Representation Agreement.

        21         List of Subsidiaries of the Company.

        23.1       Consent of Paul C. Roberts, C.P.A. dated June 22, 1999.

        27         Financial Data Schedule.


(b) Reports on Form 8-K.

        None.
                               SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MICRONETICS WIRELESS, INC.



Dated: June 22, 1999            By:s/Richard S. Kalin
                                Richard S. Kalin,
                                Chairman and President


        In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                       Date



s/Richard S. Kalin      Chairman and President       June 22, 1999
Richard S. Kalin        (principal executive
                        and financial officer)



s/David Siegel          Director                     June 22, 1999
David Siegel



s/Roy L. Boe            Director                     June 22, 1999
Roy L. Boe



s/Barbara Meirisch      Director                     June 22, 1999
Barbara Meirisch



s/Donna Hillsgrove      Treasurer and                June 22, 1999
Donna Hillsgrove        Secretary
                       (principal accounting
                        officer)



                              PAUL C. ROBERTS
                        Certified Public Accountant
                             600 Bedford Road
                          Pleasantville, NY 10570

                              (914) 741-1508

                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Micronetics Wireless, Inc.
Hudson, NH

        I have audited the accompanying balance sheets of Micronetics Wireless, Inc. as of March 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders'equity and cash flows for each of the two years in the period ended March
31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. In connection with my audits of the financial statements, I have also audited the financial statement schedules as listed in the accompanying index.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micronetics Wireless, Inc. as of March 31, 1999 and 1998 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. Also in my opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                  PAUL C. ROBERTS
                                  Certified Public Accountant

Pleasantville, New York
June 22, 1999

                  MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1999 AND 1998

                                    ASSETS
                                  (Note 3b)



                                            1999        1998
Current assets:
   Cash and cash equivalents            $1,164,661    $1,031,625
  Accounts receivable, net of
        allowance for doubtful accounts
        of $50,776 and $35,092 at March 31,
   1999 and 1998, respectively             913,272     1,010,219
  Inventories                            1,738,128     1,421,685
  Prepaid expenses                          50,144        37,238
  Deferred tax asset                        18,102        43,302
  Other current assets                      70,106        57,338

         Total current assets            3,954,413     3,601,407

Property and Equipment:
   Furniture, fixtures and equipment     1,830,908     1,324,586
  Equipment held under capital leases      182,588        82,990
  Building and improvements                855,969       850,009

  Land                                     162,000       162,000

                                         3,031,465     2,419,585

  Less: accumulated depreciation
    and amortization                     1,376,840       898,516

                                         1,654,625     1,521,069
Other assets:
 Security deposits                             765         4,479
 Intangibles, net of accumulated
  amortization of $48,964 and
  $37,525 at March 31, 1999 and
  March 31, 1998, respectively              75,497        86,936
 Goodwill                                  337,380             -

                                           413,642        91,415

                                        $6,022,680    $5,213,891



         See accompanying notes to consolidated financial statements.

                  MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1999 AND 1998

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                           1999          1998


Current liabilities:
   Note payable - bank, current
    portion                             $   85,982     $   79,766
   Current portion - capital leases
        payable                             58,224         26,705
  Other notes payable                       81,328         25,000
  Accounts payable                         196,321        321,713
  Accrued expenses and taxes, other
   than income taxes                       243,930        248,620
   Income taxes payable                     17,153         17,810

         Total current liabilities         682,938        719,614

Long-term debt -- net of current
   portion
  Note payable - bank                      782,450        868,720
  Capitalized lease obligations             52,053         40,308
  Notes payable - other                     81,328              -

                                           915,831        909,028


Shareholders' equity:
   Preferred stock - $.10 par value;
    authorized - 100,000 shares;
    issued and outstanding - 0 shares
    at March 31, 1999 and 1998                   -              -
   Common stock - $.01 par value;
    authorized - 10,000,000 shares;
    issued and outstanding - 3,762,825
    and 3,415,298 shares at March 31,
    1999 and 1998, respectively             37,628         34,153

   Additional paid - in capital          3,094,153      2,535,137
  Retained earnings                      1,292,130      1,015,959

                                         4,423,911      3,585,249

                                        $6,022,680      5,213,891


         See accompanying notes to consolidated financial statements.

                  MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                                          1999           1998


Net sales                                $4,547,087    $4,789,278
Cost of sales                            2,654,238      2,616,228

Gross profit                             1,892,849      2,173,050

Selling, general and administrative
 expenses                                1,341,478      1,410,677
Research and development expenses          222,813        239,860
Legal fees - related party                  45,084         37,816

                                         1,309,375      1,688,353

Income from operations                     283,474        484,697

Other income (expense):
   Interest income                          37,734         37,144
   Interest expense                        (82,741)       (87,523)
   Rental income                            67,404         60,250
  Gain on sale of equipment                 12,500         22,712

                                            34,897         32,583

Income before provision for income
 taxes and extraordinary item              318,371        517,280
Provision for income taxes                  42,200         89,179

Net income                              $ 276,171       $ 428,101








         See accompanying notes to consolidated financial statements.

                   MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                  (continued)

                                              1999
1998



Basic and diluted earnings
   per common share:

Net income                               $.08            $.13

Weighted average shares outstanding:
   Basic                               3,577,293       3,403,688
   Diluted                             3,577,293       3,403,688








         See accompanying notes to consolidated financial statements.

                   MICRONETICS WIRELESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                      Common Stock     Additional
                                Par    Paid-In      Retained
                      Shares    Value  Capital      Earnings  Total


Balance -
 March 31, 1997   3,188,658  $31,887   $2,393,748    $587,858  $3,013,493


Shares issued upon
  exercise of
  options           226,640    2,266      141,389           -     143,655

Net income          -           -               -      428,101    428,101

Balance -
 March 31, 1998   3,415,298  $34,153   $2,535,137   $1,015,959 $3,585,249

Shares issued upon
  exercise of
  options            92,590      926       82,762           -      83,688

Net income          -            -              -       276,171   276,171

Shares issued in
  connection with
  acquisitions      271,250    2,712      505,881           -     508,593

Purchase common
  stock             (16,313)    (163)     (29,627)          -     (29,790)

Balance -
 March 31, 1999   3,762,825  $37,628   $3,094,153     $1,292,130 $4,423,911











          See accompanying notes to consolidated financial statements.

                 MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MARCH 31, 1999 AND 1998


                                              1999         1998

Cash flows from operating activities:
   Net income                                $ 276,171     $428,101
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Depreciation and amortization               174,865      163,195
   (Gain) on sale of assets                    (12,500)     (22,712)
   Deferred tax asset                           25,200       75,179
Changes in assets and liabilities:
   (Increase) decrease in accounts
         receivable                            138,234     (254,503)
   (Increase) decrease in inventories          105,486     (270,045)
   (Increase) decrease in prepaid
         expenses and other current
         assets                                (12,906)     (45,008)
   (Increase) decrease in other
         assets                                  (12,768)    (3,377)
   Increase (decrease) in accounts
         payable                                (152,767)   (53,033)
   Increase (decrease) in accrued expenses
         and taxes, other than
         income taxes                            (27,539)    92,667
   Increase (decrease) in income taxes
         payable                                    (657)   (13,808)

Net cash provided by operating
   activities                                  500,819       96,656

Cash flows from investing activities:
   Purchase of property and equipment          (43,783)    (102,656)
   Proceeds from sale of assets                 12,500       31,488
   Proceeds from security deposits               3,714            -
   Acquisition of business                    (274,801)           -

Net cash (used) by investing activities       (302,373)     (71,168)





         See accompanying notes to consolidated financial statements.

                  MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MARCH 31, 1999 AND 1998

                                 (continued)

                                                  1999        1998

Cash flows from financing activities:
   Repayment of bank loans                    $  (84,253)  $ (78,392)
   Net proceeds from stock options
         exercised                                83,688     143,655
   Principal payments on capital lease
         obligations                             (35,055)    (20,440)

   Purchase of common stock                      (29,790)          -

Net cash provided by financing
        activities                               (65,410)     44,823

Net increase in cash and
   cash equivalents                              133,036      70,311

Cash and cash equivalents,
         beginning of year                     1,031,625     961,314

Cash and cash equivalents,
     end of year                              $1,164,661  $1,031,625

Supplemental Disclosure of Cash Flow
   Information:

Cash paid during the years for:

   Interest                                 $   82,143     $  87,992
   Income taxes                             $   16,219     $  61,571



Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended March 31, 1998, the Company acquired equipment through a capital lease obligation in the amount of $66,990.

During the year ended March 31, 1999, the Company issued 271,250 shares of its Common Stock in connection with the acquisition of a business.



         See accompanying notes to consolidated financial statements.

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business:

The Company changed its name in September 1995 from Micronetics, Inc. to Micronetics Wireless, Inc. The Company and its subsidiary are engaged in the design, development, manufacture and marketing of a broad range of high performance wireless components and test equipment used in digital cellular, microwave, satellite, radar and communication systems around the world. Approximately 25% of the Company's sales derive from foreign markets.

(b) Principles of Consolidation:

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions are eliminated.

(c) Inventory Valuation:

Inventory is valued at the lower of cost (first-in, first-out method) or market.

(d) Depreciation and Amortization:

Fixed assets are reflected at cost.

Depreciation and amortization of fixed assets are computed by both straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their expected useful lives.

(e) Intangibles:

Patents and licensing agreements are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets. Patents and licensing agreements are both being amortized over 10 years.

(f) Goodwill:

The excess of the cost of investment in subsidiary over the carrying value of assets acquired is shown as goodwill, which is then amortized on a straight-line basis over a maximum of 40 years.

(g) Income taxes:

The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

(h) Research and Development Costs:

Research and development costs are charged to expense in the year incurred. The amounts expended for the years ended March 31, 1999 and 1998 were approximately $225,000 and $240,000, respectively.

(i) Net Income Per Share:

Primary and fully diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

(j) Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(k) Use of Estimates:

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

(l) Vulnerability Due to Certain Concentrations:

All of the Company's assets and operations are located in two facilities.

(m) Revenue Recognition:

The Company recognizes revenues when goods are shipped.

2--INVENTORIES

Inventories consist of the following:



                           March 31,       March 31,
                             1999            1998

 Raw materials and
   work-in-process       $1,517,966     $1,064,264
 Finished goods             220,162        357,421

                         $1,738,128     $1,421,685


3--ACQUISITIONS

In January 1999, the Company acquired all of the outstanding stock of Microwave & Video Systems, Inc. for $270,225 in cash, issuance of 271,250 shares of Common Stock of the Company and issuance of a note for $72,656. The total acquisition cost was $851,475. The acquisition was accounted for using the purchase method; accordingly the assets and liabilities of the acquired entity have been recorded at their estimated fair values at the date of acquisition. The excess of purchase price over estimated fair value of the net assets acquired (goodwill) is being amortized on a straight line basis over 40 years. Microwave & Video Systems, Inc.'s results of operations have been included in the Consolidated Statements of Income since the date of acquisition.

In February 1999, the Company acquired certain assets of Vectronics Microwave Corporation for $197,569 in cash and issuance of a note for $90,000. The excess of the purchase price over the fair value of the assets is being amortized on a straight-line basis over 40 years.

The estimated fair values of all assets and liabilities acquired are summarized as follows:


     Cash                          $192,992
     Accounts Receivable             41,287
     Inventories                    421,929
     Machinery and Equipment        253,199
     Liabilities                   (107,743)

                                   $801,664

3--ACQUISITIONS (CONT'D)

The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the Company's fiscal year, after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.


                                        1999                1998

     Net sales                        $7,051,651        $6,912,333

     Net income                       $  330,841        $  464,007

     Net income per Common Share      $   .09           $   .13


4--LONG-TERM DEBT

The following table summarizes the Company's long-term debt:


                                 March 31,          March 31,
                                   1999              1998

Debenture
     8% Debenture due
      April 30, 1996 (b)            $    -           $  25,000

Notes
     Prime plus 1% note due
      February, 2006 (a)               413,151         422,939
     6.763% note due March, 2016 (a)   335,281         345,547
  Prime plus 1% note due
   April, 2001 (a)                     120,000         180,000
     7% note due February, 2001 (c)     90,000            -
     6% note due January, 2001 (c)      72,656            -
Capital lease obligations (d)          110,277          67,013

Total                                1,141,365       1,040,499

Less current maturities                225,534         131,471

Total long-term debt                $  915,831      $  909,028

4--LONG-TERM DEBT (CONT'D)

(a) During the year ended March 31, 1996, the Company financed the purchase of its headquarter's building and refinanced its equipment loan, with three new loans, one of which was refinanced by the SBA Loan defined below. The Company borrowed from a bank $440,000, which bears interest at prime plus 1% and is due in equal monthly installments with the final payment due on February 2, 2006. The Company also borrowed (from the same bank) $225,000, which bears interest at prime plus 1% requiring principal payments of $5,000 monthly plus accrued interest. In October 1996, the Company refinanced the $225,000 loan (from the same bank) and borrowed $270,000 at prime plus 1%, with payments due in $5,000 monthly installments with the final payment due on April 2, 2001.

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

(b) Debenture:

The Company issued this 8% Subordinated Debenture during the year ended March 31, 1995.

(c) In January 1999, the Company issued a note for $72,656 in connection with its acquisition of Microwave & Video Systems, Inc.
The note bears interest at 6% per annum with $36,328 of principal due in January 2000 and $36,328 due in January 2001.

In February 1999, the Company issued a note for $90,000 in connection with its acquisition of assets of Vectronics Microwave
Corporation. The note bears interest at 7% per annum with $45,000 of principal due February 2000 and $45,000 due February 2001.

(d) Obligation Under Capital Leases:

Leases are reflected at their present value based upon an imputed interest rate of 9% per annum.


4--LONG-TERM DEBT (CONT'D)

The assets are depreciated over their estimated productive lives.
For the years ended March 31, 1999 and 1998 depreciation of assets under capital leases is included in depreciation expense.

As of March 31, 1999 and 1998, property held under capital leases was as follows:



                                    March 31,      March 31,
                                      1999           1998


 Machinery and equipment            $182,588        $82,990
 Less:  accumulated depreciation      61,889         13,100

                                    $120,699        $69,890



Annual maturities of long term debt due in the next five years will approximate $225,000 (2000), $200,000 (2001), $30,000 (2002),
$32,000 (2003), $35,000 (2004) and $619,000 thereafter.


5--INCOME TAXES

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

At March 31, 1999, the Company has recognized a deferred tax asset attributable to carryforwards of tax credits. A valuation allowance has not been provided since management believes that all tax credits will be utilized.

At March 31, 1998 the Company has tax credit carryovers of approximately $18,000 for federal tax purposes.

The following sets forth the provision for income taxes:



                                    March 31,      March 31,
                                     1999           1998


Federal tax on income               $100,785     $179,275
State tax provided for                17,000       14,000
Stock option compensation (a)        (52,427)    (117,445)
Deferred tax benefit                  25,200       75,179

                                      90,558      151,009
Less:  Benefit from net operating
            loss carryforward and
            tax credit carryforward   48,358       61,830

Provision for income taxes          $ 42,200      $89,179



(a) With the exercise of 112,050 and 226,640 of options during the fiscal years ended March 31, 1999 and 1998, respectively, the Company derived a permanent difference for tax purposes of approximately $134,735 and $345,000 for the years ended March 31, 1999 and 1998, respectively.


6--COMMITMENTS

Leases:

Rent expense including real estate taxes, for the year ended March 31, 1999 was $29,100.


7--MAJOR CUSTOMERS

Approximately 40% of the Company's net sales for each of the years ended March 31, 1999 and 1998, respectively, are for military applications of which 10% is directly to U.S. governmental agencies for both years.


8--CAPITAL STOCK, OPTIONS AND WARRANTS

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

The following tables summarize the activity in options under the stock option plans:




                                                  Price
ISOP Plans:                             Shares    Range


Outstanding at March 31, 1997           123,150   $ .63 - $2.13

Granted                                   2,500   $1.78

Exercised                                38,300   $ .63 - $2.13

Expired or Canceled                      32,500   $2.13


Outstanding at March 31, 1998            54,850   $1.06 -$1.78

Granted                                    -           -

Exercised                                36,510   $1.06 - $2.13

Expired or Canceled                      18,340   $2.13


Outstanding at March 31, 1999                 0         -


Exercisable at March 31, 1999                 0         -






8--CAPITAL STOCK, OPTIONS AND WARRANTS (CONT'D)


                                                         Price
ESOP Plan:                                Shares         Range


Outstanding at March 31, 1997            95,000         1.06

Exercised                                55,000         1.06

Outstanding at March 31, 1998            40,000         1.06

Exercised                                40,000         1.06

Outstanding at March 31, 1999                 0          -


Exercisable at March 31, 1999                 0          -



Other Options:

Outstanding at March 31, 1996            288,720     $ .63 -$2.88

Expired                                   15,000     $ .75

Granted                                   79,000    $1.78 - $2.50

Exercised                                 48,720    $ .63

Outstanding at March 31, 1997            304,000    $ .63 -$2.88

Granted                                   70,000   $1.78 - $2.50

Exercised                                126,840   $ .63 - $1.25

Expired or Canceled                       77,160   $ .63- $2.88

Outstanding at March 31, 1998            170,000   $1.78 -$2.25

Granted                                   80,000  $1.50 - $2.31

Exercised                                 10,000  $2.125

Expired or Canceled                          -           -

Outstanding at March 31, 1999            240,000   $1.50 -$2.31

Exercisable at March 31, 1999            240,000   $1.50 -$2.31


8--CAPITAL STOCK, OPTIONS AND WARRANTS (CONT'D)


                                                           Price
Other Options                              Shares          Range

1994 Stock Option Plan:


Outstanding at March 31, 1997              246,250      $1.25 -$2.41

Granted                                     37,500      $1.78 - $2.13

Exercised                                    6,500      $1.25 - $2.13

Expired or Canceled                          9,500      $1.75


Outstanding at March 31, 1998                 267,750   $1.25 - $2.41

Granted                                        15,000   $1.75 - $2.31

Exercised                                      25,540   $1.50 - $1.88

Expired or Canceled                            85,960   $1.75- $2.41

Outstanding at March 31, 1999                  71,250  $1.25 -$2.41

Exercisable at March 31, 1999                  71,250  $1.25 -$2.41



1996 Stock Option Plan:


Granted                                        82,500  $1.875

Outstanding at March 31, 1997                  82,500  $1.875

Granted                                        97,500  $2.00 - $2.13

Expired or Canceled                             5,000  $2.00


Outstanding at March 31, 1998                 175,000  $1.88 -$2.13

Granted                                        74,250  $1.50 - $2.03

Expired or Canceled                            39,750  $1.88- $2.00

Outstanding at March 31, 1999                 209,500  $1.50 -$2.13

Exercisable at March 31, 1999                 209,500  $1.50 -$2.13

8--CAPITAL STOCK, OPTIONS AND WARRANTS (CONT'D)

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the related interpretations of selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employees'stock options. Under APB 25, because the exercise price of the Company's stock options is equal to or less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma net (loss) income, had Statement 123 been applied, would have resulted in net income, net of taxes, of approximately
$220,000 and net (loss) of ($110,000) for the years ended March 31, 1999 and 1998, respectively.


9--PREFERRED STOCK

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

10--INTANGIBLES

Intangible assets at March 31, 1999 and 1998 are as follows:


                                       1999        1998

Licensing agreements               $ 100,000     $100,000
Patents                               24,461       24,461

                                     124,461     124,461
Less accumulated amortization         48,964      37,525

                                   $  75,497   $  86,936

11--RELATED PARTY TRANSACTIONS

Related party legal fees of $45,084 and $37,816 for the years ended March 31, 1999 and March 31, 1998, respectively, were to a firm of which a member is an officer and significant shareholder of the Company.

12--COMMITMENTS

The Company has an employment agreement with a key employee terminating September 2001 which provides for a base salary of $58,500 per annum plus three percent of the Company's pre-tax profits up to the levels reported in the prior fiscal year and five percent of any such profits in excess of such amount. The Company has entered into a consulting agreement in connection with its acquisition of assets of Vectronics Microwave Corporation (Note 3). The agreement is for a period of 2 years and calls for a payment of $5,000 per month plus a fee of 5% of sales over $600,000 to existing Vectronics customers.

The Company has entered into two employment agreements in connection with the acquisition of Microwave & Video Systems, Inc. The first is for a period of 3 years with first year compensation of $85,000 per annum with increases in the remaining two years at the discretion of the Board of Directors. The second agreement is for a period of two years with first year compensation of $72,000 per annum with an increase in the final year at the discretion of the Board of Directors.

13--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 129, Disclosure of Information about Capital Structure (SFAS No. 129). In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (SFAS No. 130) and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131). The Company is required to adopt these statements in 1998. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements has had no impact on the Company's financial position, results of operations or cash flows.

                            MICRONETICS WIRELESS, INC.
                  SCHEDULE 8 - VALUATION AND QUALIFYING ACCOUNTS


                    Balance    Charged   Charged
                       at      to Costs    to                   Balance
                    Beginning    and     Other                  at End
Description         of Period  Expenses  Accounts Deductions(a) of Period


Reserve for
Bad Debts        $35,092   $15,684      -          -            $50,766



(a) Write-off of accounts receivable against reserve.





































                                   S-1

                               EXHIBIT INDEX




     10.7 Promissory Note dated January 4, 1999 by the Company to
          Bank of New Hampshire.

     10.8 Commercial Security Agreement between the Company and
          Bank of New Hampshire dated January 4, 1999.

     10.9 Stock Purchase Agreement by and between the Company,
          Floyd S. Parin and Mark B. Goldman dated as of October
          29, 1998.

     10.10 Employment Agreement between Microwave & Video Systems, Inc. and Floyd S. Parin dated as of January 4, 1999.

     10.11 Employment Agreement between Microwave & Video Systems, Inc. and Mark B. Goldman dated as of January 4, 1999.

     10.12 Asset Purchase Agreement by and between the Company and Vectronics Microwave Corporation dated as of February 4, 1999.

     10.13 Consulting Agreement between the Company and Vectronics Microwave Corporation for the Services of John G. Vogler dated as of February 18, 1999.

     10.14     Form of Manufacturer's Representation Agreement

     21        List of Subsidiaries of the Company

     23.1      Consent of Paul C. Roberts, C.P.A. dated June 22, 1999.



     27        Financial Data Schedule.