Form 10KSB/A
period 1999-03-31
MICRONETICS WIRELESS INC
filed 1999-07-29
CIK 820097

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                               FORM 10-KSB/A

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

     The aggregate market value of the shares of Common Stock held by non-affiliates of the issuer was approximately $3,523,116 based on the closing price of the issuer's Common Stock, par value $.01 share, as reported by NASDAQ on July 22, 1999.

     On July 22, 1999, there were 3,767,914 shares of the issuer's Common Stock outstanding.

Transitional Small Business Issuer Disclosure Format  Yes     No X

     The Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, as filed on June 23, 1999 (the "Form 10-KSB"), of Micronetics Wireless, Inc. ("Micronetics" or the "Company"), is hereby amended, due to the fact that the Company is not having an Annual Meeting of Shareholders, to include the following items:


                                 Part III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE
          ACT.

     The following table sets forth certain information as to the directors of the Company:

                         Position with            Director
Name                Age   the Company               Since

Richard S. Kalin    44   Chief Executive Officer, April 1987
                         Chairman, President,
                         and Director

Roy L. Boe          68   Director                 January 1994

Barbara Meirisch    57   Director                 September 1996

David Siegel        71   Director                 April 1987

     Mr. Richard S. Kalin was appointed Chief Executive Officer in January 1992 and Chairman of the Board in June 1989. Prior thereto he had been Secretary and a director of the Company since April 1987. Mr. Kalin is also Secretary and a director of Pentech International Inc., a manufacturer and distributor of writing instruments. He has also been engaged in the private practice of law since 1978, and currently is a principal of Kalin & Associates, P.C., counsel to the Company.

     Mr. Roy L. Boe has been a director of the Company since January 1994. Mr. Boe is President of the Worcester IceCats, a professional ice hockey team located in Worcester, MA since April 1994. He is also a director of Pentech International Inc., a company engaged in the distribution of writing instruments.

     Ms. Barbara Meirisch has been a director of the Company since September 1996. Her most recent assignment at AT&T was from January 1990 to January 1996 as a Director of Public Relations in Advertising for the Network Wireless Systems Business Unit, where she had responsibility for developing wireless communication strategies for domestic and international operations and media relations. Presently, she is a strategic marketing consultant for communication companies.



     Mr. David Siegel has been a director of the Company since April 1987. Mr. Siegel is also Chairman of the Board of Directors of Surge Components, Inc., a distributor of passive electronic components and a director of Kent Electronics, Inc., a manufacturer of electronic cable assemblies and a distributor of electronic components.

     Directors serve until the next Annual Meeting of Shareholders and until their respective successors are elected and qualify.

     During the fiscal year ended March 31, 1999 ("Fiscal 1999"), the Board of Directors held three meetings and acted three times by unanimous consent.


OTHER EXECUTIVE OFFICERS

     Mr. David Robbins, 35, was appointed Senior Vice President in March 1997. He was appointed Chief Technical Officer during Fiscal 1997. He has been employed by the Company in various capacities since February 1992.

     Ms. Donna Hillsgrove, 50, was appointed Secretary and
Treasurer of the Company in January 1994. Prior to that time she was Controller of the Company. She has been employed by the Company since April 1992.

     Ms. Catherine Marino, 34, was appointed Vice President of
Manufacturing in October 1998. She has been employed by the Company in various capacities since June 1984, including the position as Manufacturing Manager since 1992.

     Mr. Floyd S. Parin, 55 was appointed President of Microwave & Video Systems, Inc. ("MVS"), a wholly-owned subsidiary of the Company, in January 1999. Mr. Parin was President of MVS since
1994, before it was acquired by the Company.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
1934

     Section 16(a) of Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such forms received by it, the Company believes that during Fiscal 1999 all executive officers, directors and 10% owners of the Company complied with all applicable filing requirements.





Item 10.  EXECUTIVE COMPENSATION.


     The following table sets forth information relating to the cash compensation received by the Company's President. Other than as set forth below, none of the Company's officers had cash compensation in Fiscal 1999 of more than $100,000 per year. No executive officer received benefits in excess of ten percent of his cash compensation.


                           SUMMARY COMPENSATION TABLE

                                                  Long
                                        Other     Term
                         Annual         Annual    Compen-
Name and                 Com-           Compen-   sation/     Other
Principal      Fiscal    pensation      sation    Option      Compen-
Position       Year      Salary ($)     Bonus ($) Grants      sation


Richard        1999      83,668(1)      18,114     55,000     6,456(3)
  S. Kalin,    1998      77,816(1)      13,311     57,500(2)  6,446(3)
  Chairman     1997      52,649(1)        -        25,000     6,195(3)
  and
  President



(1) Includes $32,084 in legal fees and reimbursement of disbursements to Kalin & Associates, P.C., of which Mr. Kalin is a principal, in Fiscal 1999, $37,816 of such fees and disbursements in Fiscal 1998 and $22,533 of such fees and disbursements in Fiscal 1997. Does not include $30,000 in fees paid to Makenzie Communications, an advertising agency owned by Mr. Kalin's wife, during Fiscal 1999, Fiscal 1998 and Fiscal 1997, as to which Mr. Kalin disclaims beneficial ownership.

(2) Includes 7,500 long term compensation/option grants granted to Mr. Kalin's wife in Fiscal 1998 and 5,000 of such options in Fiscal 1999, as to which Mr. Kalin disclaims beneficial ownership.

(3) Includes expenses relating to furnishing Mr. Kalin an automobile.





EMPLOYMENT AGREEMENTS

     On September 19, 1996, Mr. Kalin entered into an employment agreement (the "Agreement") with the Company that terminates September 19, 2001, unless terminated earlier. The Agreement provides for a base salary of $50,000 per annum. As additional compensation, Mr. Kalin receives three percent (3%) of the Company's pre-tax profits up to the levels reported in the prior fiscal year and five percent (5%) of any such profits in excess of such amount. The Agreement also provides for a monthly $500 automobile allowance.

     On January 4, 1999, Mr. Parin entered into an employment agreement (the "Parin Agreement") with Microwave & Video Systems, Inc. ( MVS ), a wholly-owned subsidiary of the Company, as President of MVS that terminates January 4, 2002, unless terminated earlier. The Parin Agreement provides for a base salary at an annual rate of $85,000 plus a bonus program enabling Mr. Parin to earn up to an additional 40% of his base salary for each fiscal year of MVS during the term of the Parin Agreement.

STOCK OPTION PLANS

     On April 14, 1994, the Company adopted a 1994 Stock Option Plan (the "1994 Plan") and readopted it on July 18, 1995 pursuant to which options to purchase up to 300,000 shares of Common Stock may be granted to employees, consultants, advisors and/or directors. On January 18, 1996, the Company adopted a 1996 Stock Option Plan (the "1996 Plan") pursuant to which options to purchase up to 300,000 shares of Common Stock may be granted to employees, consultants, advisors and/or directors. Options granted pursuant to the 1994 Plan and 1996 Plan may be incentive options or non-qualified options as such terms are defined in the Internal Revenue Code of 1986, as amended. The 1994 Plan and the 1996 Plan are referred to collectively as the "Plans").

     The Plans are administered by the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of Common Stock to be covered by each option, the time or times at which the options may be granted or exercised and for the most part, the terms and provisions of the options. The exercise price of options granted under, the 1994 Plan and the 1996 Plan may not be less than the fair market value of the shares of Common Stock on the date of grant (110% of such price if granted to a person owning in excess of ten percent of the Company's securities). Options granted under the 1994 Plan and the 1996 Plan may not be granted more than ten years from the date of adoption of the 1994 Plan and the 1996 Plan, nor may options be exercised more than ten years from the date of grant.







     The following table sets forth certain information with respect to the named executive officers of the Company who have been granted options to purchase the Company's Common Stock (except as otherwise set forth) during Fiscal 1999:

                         OPTION GRANTS IN FISCAL 1999

                              Percent
                              of Total
                              Options
                    Options   Granted in     Exercise     Expiration
Name                Granted   Fiscal Year    Price ($)(2) Date

Richard S. Kalin    50,000    57.1%          2.3125       6/16/03

Roy L. Boe          10,000    11.4%          1.50         10/08/01

Barbara Meirisch    10,000    11.4%          1.50         10/08/01

David Siegel        10,000    11.4%          1.50         10/08/01

Catherine Marino(1)  2,500     2.9%          1.50         10/08/03

David Robbins(1)     5,000     5.7%          1.50         10/08/03



(1)  Pursuant to 1996 Stock Option Plan

(2) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.


                  AGGREGATED OPTION EXERCISES IN LAST FISCAL
                  YEAR AND FISCAL YEAR-END (FYE) OPTION VALUES

                                        Number of
                                        Securities    Value of
                                        Underlying    Unexercised
                                        Unexercised   In-the-Money
             Shares                     Options       Options
             Acquired                   At FYE (#)    At FYE ($)
                On       Value          Exercisable/  Exercisable/
Name         Exercise    Realized ($)(1) Unexercisable Unexercisable(2)

Richard
  S. Kalin     30,000       $  11,875    107,500/62,500    $ 0/0



(1) Represents fair market value of the Company's Common Stock at the exercise date minus the exercise price.

(2) Represents fair market value of the Company's Common Stock at March 31, 1999 of $1.6875 as reported by NASDAQ, less the exercise price.


COMPENSATION OF DIRECTORS

     Directors not employed by the Company are compensated as consultants for the time spent on Company matters, including attendance at directors' and other meetings. During Fiscal 1999, each non-employee director received $1,500 as consultant fees. Each director also received a grant of options during Fiscal 1999. See "Stock Option Plans" above.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

     The following table sets forth as of July 22, 1999 the number of shares of Common Stock held of record or beneficially (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding shares of the Common Stock, (ii) by each director and (iii) by all officers and directors as a group:


                              Number of           Percent of
Names and Address             Shares Owned        Outstanding Shares

Richard S. Kalin              1,201,107(1)        30.58%
One Penn Plaza,
 Suite 1425
New York, NY 10119

David Siegel                    226,887(2)         5.99%
2488 Horace Court
Bellmore, NY 11710

Roy L. Boe                       39,970(3)         1.05%
c/o Micronetics Wireless,
  Inc.
26 Hampshire Drive
Hudson, NH 03051

Barbara Meirisch                 13,000(4)           (5)
17 Woods End Road
West Orange, NJ  07052

Floyd S. Parin                  193,750            5.14%
c/o Microwave & Video
 Systems, Inc.
87B Sandpit Road
Danbury, CT 06810

All Officers and              1,795,426           44.30%
 Directors as a group       (1)(2)(3)(4)(6)
(nine persons)




(1) Includes 146,132 shares of Common Stock held in his retirement accounts and options to purchase an aggregate of 137,500 shares of Common Stock at exercise prices ranging from $1.78 to $2.3125 per share. Also includes 447,850 shares of Common Stock and options to purchase an aggregate of 21,875 shares of Common Stock owned by his wife and/or minor child, as to which Mr. Kalin disclaims beneficial ownership.

(2) Includes 53,050 shares of Common Stock owned of record by RJW Trading Corp., a personal holding company 100% owned by Mr. Siegel and members of his family, 14,970 shares of Common Stock held in his retirement account, and options to purchase an aggregate of 15,000 shares of Common Stock that are issuable upon exercise within sixty days exercisable at prices ranging from $1.875 to $2.25 per share.

(3) Includes options to purchase an aggregate of 15,000 shares of Common Stock that are issuable upon exercise within sixty days at exercise prices ranging between $1.875 and $2.00 per share. Also includes 14,970 shares of Common Stock owned by his wife, Betty Boe.

(4) Includes an option to purchase an aggregate of 15,000 shares of Common Stock that are issuable upon exercise within sixty days at an exercise price of $1.875.

(5)  Less than 1%.

(6) Includes options to purchase 90,250 shares of Common Stock that are issuable upon exercise within sixty days at average exercise prices ranging between $1.25 to $2.125 per share and an additional 234,212 shares owned by officers of the Company who are not also directors

                                SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MICRONETICS WIRELESS, INC.



Dated: July 29, 1999        By:s/Richard S. Kalin
                            Richard S. Kalin,
                            Chairman and President





































N:\ANNE\DATA\MICRO\10KSBA.J99