Form 10QSB
period 1999-06-30
MICRONETICS WIRELESS INC
filed 1999-08-10
CIK 820097

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

     3,767,914 shares of common stock, par value $.01 per share as of August 5, 1999.


            Page 1 of 12.  There is no Exhibit Index.
                    MICRONETICS WIRELESS, INC.


                              INDEX




                                                        Page No.



Part I.  Financial Information:

     Item 1.   Financial Statements.

               Condensed Balance Sheets -
               June 30, 1999 and March                      3-4
               31, 1999

               Condensed Statements of Operations-
               Three Months Ended June 30, 1999
               and June 30, 1998                              5

               Condensed Statement of Cash Flows -          6-7
               Three Months Ended June 30, 1999
               and June 30, 1998

               Notes to Condensed Financial                   8
               Statements

     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                       9-10

Part II.  Other Information:

     Item 2.   Changes in Securities and Use of Proceeds.    12

     Item 6.   Exhibits and Reports on Form 8-K.             12

Signature                                                    13











                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     MICRONETICS WIRELESS, INC.
                      CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               Assets
                                        June 30,       March 31,
                                          1999            1999

CURRENT ASSETS:
 Cash                                  $1,043,940      $1,164,661

Receivables
 Trade (net of allowance for
  doubtful accounts)                    1,052,848         913,272

Inventories (note 2)                    1,795,001       1,738,128

Prepaid expenses and other
 current assets                            15,663          50,144

Deferred tax asset                            -            18,102

Other current assets                      110,795          70,106

TOTAL CURRENT ASSETS                    4,018,247       3,954,413

FIXED ASSETS

Land                                      162,000         162,000
Building & Improvements                   855,969         855,969
Furniture, Fixtures, and
 Equipment                              1,846,858       1,830,908
Capitalized Leases                        182,588         182,588

 Gross Fixed Assets                     3,047,415       3,031,465
 Accumulated Depreciation
  and Amortization                      1,429,841       1,376,840

TOTAL (NET) FIXED ASSETS                1,617,574       1,654,625

OTHER ASSETS

Deposits                                    -                 765
Intangibles (Net of
 Amortization)                             73,497          75,497
Goodwill                                  335,273         337,380

TOTAL OTHER ASSETS                        408,770         413,662
TOTAL ASSETS                           $6,044,591      $6,022,680

                   MICRONETICS WIRELESS, INC.
                      CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity


                                        June 30,       March 31,
                                          1999           1999




CURRENT LIABILITIES:

 Short-term loans and capitalized
  leases                               $216,898        $225,534

 Accounts payable                       176,326         196,321

 Accrued expenses and taxes, other
  than income taxes                     233,505         243,930

 Income taxes payable                    49,051          17,153

TOTAL CURRENT LIABILITIES               675,780         682,938

LONG-TERM DEBT:

 Capitalized leases                      35,255          52,053

 Notes payable - Bank                   760,241         782,450

 Notes payable - Other                   81,328          81,328

TOTAL LONG-TERM DEBT                    876,824         915,831

SHAREHOLDER'S EQUITY:

 Common stock                            37,839          37,628
 Additional paid - in capital         3,100,692       3,094,153
 Retained earnings                    1,392,071       1,292,130
 Treasury stock                         (38,615)          -

TOTAL SHAREHOLDERS' EQUITY            4,491,993       4,423,911

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 6,044,591     $ 6,022,680


                   MICRONETICS WIRELESS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                                     Three Months Ended June 30,
                                        1999             1998



Operating revenues                  $1,342,916       $1,053,675

Cost of operations                     817,236          631,164

Gross profit                           525,680          422,511

Selling, general and
 administrative expenses               357,151          237,187

Research & development                  30,129           53,424

Operating income                       138,400          131,900

Other income (expense):
 Rental income                          16,050           19,583
 Interest income                         8,980            9,536
 Interest (expense)                    (19,391)         (20,129)
 Other income (expense)                  5,902          ( 1,118)

          Total                         11,541            7,872

Income before provision
 for income taxes                      149,941          139,772

Provision for income taxes              50,000           41,932

Net income                          $   99,941       $   97,840

Net income per share                $     0.03       $     0.03

Weighted average number
 of shares outstanding               3,765,640        3,403,688

                     MICRONETICS WIRELESS, INC.
                      STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                        Three Months Ended June 30,
                                          1999              1998



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from operating
 Activities:

Net income                              $ 99,941          $ 97,840

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset            18,102            30,752

Depreciation and amortization             57,108            44,997

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets     (202,657)          214,219

(Increase) decrease in security
 deposits and other assets                   765               335

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                               1,478          (152,407)

Net cash provided (utilized)
 by operating activities                $(25,263)         $235,736


                 MICRONETICS WIRELESS, INC.
                  STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)


                                   Three Months Ended June 30,
                                      1999             1998



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets     $  (15,950)       $  (15,665)

Net cash provided (used) by
 investment activities            $  (15,950)          (15,665)

Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
    and capitalized leases           (47,643)          (20,235)

  Purchase of treasury shares        (38,615)

  Proceeds from stock options
   exercised                           6,750             1,000

Net cash provided (used)
 by financing activities          $  (79,508)       $  (19,235)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS              $ (120,721)       $  200,836

Cash and cash equivalents, at
 beginning of year                 1,164,661         1,031,625

CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                    $1,043,940        $1,232,461

                    MICRONETICS, WIRELESS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of June 30, 1999 and 1998, the results of operations for the three month period ended June
          30, 1999 and 1998 and cash flows for the three month period ended June 30, 1999 and 1998.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual
          Report on Form 10-KSB for its fiscal year ended
          March 31, 1999.

          The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results of the full year.


Note 2.   Inventories are summarized below:


                         June 30, 1999       March 31, 1999

     Raw materials and
      work-in-process     $1,574,839          $1,517,966
     Finished goods          220,162             220,162

     Total                $1,795,001          $1,738,128

Item 2.   Management's Discussion and Analysis or Plan of Operation.


     Results of Operations

     The Company had revenues of $1,342,916 and $1,053,675 for the three months ended June 30, 1998 and 1997, respectively, an increase of $289,241 or 27.5% in the current period. Gross profit as a percent of net sales declined to 39.1% in the current period from 40.1% during the corresponding period of the prior fiscal year. Selling, general and administrative expenses as a percent of net sales for the current period increased to 25.1% from 22.5% during the corresponding period a year ago. Research and development expenses declined to 2.2% of net sales during the current period as compared to 5.1% of net sales a year ago. These changes during the current period largely are the result of the integration of the operations of Microwave & Video Systems, Inc. and Vectronics Microwave Corporation, which were acquired by the Company in the fourth quarter of the prior fiscal year.

     The Company had net income of $99,941, or $.03 per share, as compared to net income of $97,840, or $.03 per share, for the three month periods ended June 30, 1999 and 1998, respectively. The weighted average shares outstanding for the three months ended June 30, 1999 and June 30, 1998, were 3,765,640 and 3,403,688, respectively.


     Financial Condition

     The Company's working capital at June 30, 1999 was $3,342,467, an increase of $70,992 from $3,271,475, the working capital at March 31, 1999. The Company's current ratio was approximately 5.94 to 1.0 at June 30, 1999; it was approximately 5.8 to 1.0 at March 31, 1999.

     Net cash of $25,263 was used by operating activities during the three months ended June 30, 1999 as compared to $235,736 generated from such activities during the year earlier period. This was primarily due to increased accounts receivables due to increased sales. Net cash utilized by investing activities during the three months ended June 30, 1999 was $15,950 as compared to $15,665 during the year earlier period. This use of cash was primarily to purchase equipment. Net cash utilized by financing activities during the three months ended June 30, 1999 was $79,508 as compared to $19,235 during the year earlier period. The primary uses of cash in the current period was to reduce debt and acquire treasury shares. As a result of these activities, the Company's cash position decreased by $120,721 during the current three months as compared to an increase of $200,836 in the year ago period.


     Year 2000 Compliance

     The Company is on schedule with a four step project that addresses the Year 2000 (Y2K) issue by assessing its information technology ("IT") and non-IT computer systems and operations to identify and determine the extent to which any such systems may not be able to properly recognize and process date-sensitive information after December 31, 1999. The Y2K problem arose because many computer systems use only the last two digits of a particular year rather than four to define the year. Therefore, these systems will not be able to properly recognize a year that begins with "20" instead of the familiar "19". Any of the Company's systems utilizing such a two-digit system to refer to a particular year, will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruption in the operations of business including, but not limited to, a temporary inability to process transactions, billing and customer service or to engage in normal business activities resulting from miscalculations or system failures.

     The Company is currently in the process of creating an inventory of all hardware, software and embedded chips in the Company. Each of these items will be assessed for testing requirements. Once this first step is completed, the Company will measure the business criticality for each of the different areas of the Company including, but not limited to production, distribution, management functions, operations and material acquisition (i.e. buying of raw materials). Next, the Company will assign contingencies for all Y2K threats, if any. Lastly, the Company will address a remediation plan for all Y2K threats found. Based upon a preliminary review of the effect of the Y2K problem on the Company, the Company believes that Y2K will have little or no impact on its products or services. The Company's product software does not reference any date fields and therefore would continue to function correctly, regardless of date. The Company does not anticipate any Y2K issues relating to third parties with which they have a material relationship. The Company does not rely on Electronic Data Interchange with any of its vendors. Furthermore, the Company does not believe that its relationship with any one vendor or supplier is material to the extent that such party's Y2K noncompliance would have a material adverse effect on the Company's business and operations. The Company's manufacturing processes are not computer dependent so that Y2K would have no impact on its ability to deliver products. This project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. The total estimated cost of the required modifications to become Y2K compliant should not be material to the Company's financial position.

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

                   PART II.  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds.

     (c)  Recent Sales of Unregistered Securities

     On May 10, 1999, the Company issued five-year incentive stock options to purchase an aggregate of 70,500 shares of Common Stock to an aggregate of 19 employees and consultants. The options are exercisable at a price equal to $1.625 per share of Common Stock, that being the fair market value on the date of grant and is exercisable at a rate of 25% per year commencing May 10, 2000. In addition, on May 10, 1999, the Company issued a five-year incentive stock option to purchase 5,000 shares of Common Stock to a consultant to the Company. The option is exercisable at a price equal to $1.78 per share of Common Stock, that being 110% of the fair market value on the date of grant and is exercisable at a rate of 25% per year.
On May 10, 1999, the Company issued a five-year non-incentive stock option to purchase 25,000 shares of Common Stock to a key employee. The option is immediately exercisable.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-16453 (the "Registration Statement").

     3.2  By-Laws of the Company incorporated by reference to Exhibit
          3.2 of the Registration Statement.

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 1999, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                   (Registrant)



Dated:  August 9, 1999             By:s\ Richard S. Kalin
                                   Richard S. Kalin,
                                   President (Principal Executive
                                   and Financial Officer)