Form 10QSB
period 1999-09-30
MICRONETICS WIRELESS INC
filed 1999-11-08
CIK 820097

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number 0-17966

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

Yes  X    No

     The number of shares outstanding of the issuer's common stock par value $.01 per share, as of November 4, 1999 was 3,763,114.

Transitional Small Business Disclosure Format (check one);

Yes       No  X

                           Page 1 of 15

                    There is no Exhibit Index.
                    MICRONETICS WIRELESS, INC.


                              INDEX




Part I.  Financial Information:                          Page No.

     Item 1.   Financial Statements.

               Condensed Balance Sheets -                   3-4
                   September 30, 1999 and March
                   31, 1999

                   Condensed Statements of Operations-            5
                   Three Months Ended September 30, 1999
                   and 1998

                   Condensed Statements of Operations -           6
                   Six Months Ended September 30, 1999
                   and 1998

                   Condensed Statements of Cash Flows -         7-8
                   Six Months Ended September 30, 1999
                   and 1998

                   Notes to Condensed Financial                   9
                   Statements

         Item 2.   Management's Discussion and Analysis       10-13
                   of Financial Condition and
                   Result of Operations.

Part II. Other Information:


         Item 6.   Exhibits and Reports on Form 8-K.             14

Signature                                                        15

                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      MICRONETICS WIRELESS, INC.
                       CONDENSED BALANCE SHEETS
                             (UNAUDITED)
                                Assets


                                       September 30,         March 31,
                                           1999                1999

Current assets:
 Cash                               $  913,517          $1,164,661

Receivables
 Trade (net of allowance for
 doubtful accounts)                  1,136,670             913,272

Inventories (note 2)                 1,956,063           1,738,128

Prepaid expenses and other
 current assets                         40,017              50,144

Deferred tax asset                           -              18,102

Other current assets                   117,922              70,106

Total current assets                 4,164,189           3,954,413

Fixed assets:

 Land                                  162,000             162,000

 Building & improvements               855,969             855,969

 Furniture, fixtures and
   equipment                         1,937,340           1,830,908

 Capitalized leases                    182,588             182,588

  Gross fixed assets                 3,137,897           3,031,465

  Accumulated depreciation and
    amortization                     1,486,704           1,376,840

Total (net) fixed assets             1,651,193           1,654,625

Other assets:

 Deposits                                    -                 765

 Intangibles (net of amortization)      72,497              75,497

 Goodwill                              334,165             337,380

Total other assets                     406,662             413,662

Total assets                        $6,222,044          $6,022,680

                     MICRONETICS WIRELESS, INC.
                       CONDENSED BALANCE SHEETS
                             (UNAUDITED)
                 Liabilities and Shareholders' Equity



                                           September 30,        March 31,
                                              1999                1999


Current liabilities:

Short-term loans and capitalized
 leases                                 $  202,169        $  225,534

Accounts payable                           257,941           196,321

Accrued expenses and taxes, other
 than income taxes                         232,821           243,930

Income taxes payable                        73,051            17,153

Total current liabilities                  765,982           682,938

Long term debt:

Capitalized leases                          29,539            52,053

Notes payable - bank                       736,827           782,450

Notes payable - other                       81,328            81,328

Total long-term debt                       847,694           915,831

Shareholders' equity:

 Common stock                               37,631            37,628
 Additional paid - in capital            3,024,094         3,094,153
 Retained earnings                       1,546,643         1,292,130
 Treasury stock                                  -                 -

Total shareholders' equity               4,608,368         4,423,911

Total liabilities and
shareholders' equity                    $6,222,044        $6,022,680

                     MICRONETICS WIRELESS, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                     Three Months Ended September 30,
                                     1999                       1998



Operating revenues               $1,486,615            $1,149,059

Cost of operations                  853,001               683,038

Gross profit                        633,614               466,021

Selling, general and
 administrative expenses            423,807               284,418

Research & development
 expense                            43,216                35,254

Operating income                    165,591               146,349

Other income (expense):
 Rental income                       16,050                10,871
 Interest income                      8,722                 9,780
 Interest (expense)                 (19,120)              (19,672)
 Other income (expense)               6,329                12,882

          Total                      11,981                13,861

Income before taxes
                                    178,572               160,210

Provision for income taxes           24,000                30,064

Net income
                                 $  154,572            $  130,146

Net income per share             $     0.04            $     0.04

Weighted average number
 of shares outstanding            3,744,380             3,403,688

                      MICRONETICS WIRELESS, INC.
                  CONDENSED STATEMENT OF OPERATIONS
                             (UNAUDITED)


                                     Six Months Ended September 30,
                                        1999                 1998



Operating revenues                $2,829,531          $2,202,734

Cost of operations                 1,670,237           1,314,202

Gross profit                       1,159,294             888,532

Selling, general and
 administrative expenses             780,958             521,605

Research & development expense        73,345              88,678

Operating income                     304,991             278,249

Other income (expense):
 Rental income                        32,100              30,454
 Interest income                      17,702              19,316
 Interest (expense)                  (38,511)            (39,801)
 Other income (expense)               12,231              11,764

          Total                       23,522              21,733

Income before taxes                  328,513             299,982

Provision for income taxes            74,000              71,996

Net income                        $  254,513          $  227,986

Net income per share              $     0.07          $     0.07

Weighted average number
 of shares outstanding             3,744,380           3,403,688

                      MICRONETICS WIRELESS, INC.
                       STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                            Six Months Ended September 30,
                                            1999                   1998


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Operating
 Activities:

Net income                              $254,513           $227,986

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset             18,102             43,302

Depreciation and amortization             116,079             89,994

Changes in assets and liabilities:
 (Increase) decrease in accounts
   receivable, inventories, prepaid
   expenses and other current assets     (479,022)           (63,152)

(Increase) decrease in security
  deposits                                    765              1,616

(Decrease) increase in accounts
  payable accrued liabilities,
  notes payable and other current
  liabilities                             106,409           (163,973)

Net cash provided (utilized)
 by operating activities                 $ 16,846           $135,773

                      MICRONETICS WIRELESS, INC.
                   STATEMENTS OF CASH FLOWS (CONT.)
                               (UNAUDITED)


                                            Six Months Ended September 30,
                                            1999                    1998



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets           $ (106,432)       $  (27,337)

Net cash provided (used) by
 investment activities                    (106,432)          (27,337)

Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
     and capitalized leases                (91,502)       $  (61,390)

  Proceeds from stock options
    exercised                               41,562             5,564

  Purchase of treasury stock             (111,618)                -

Net cash provided (used)
 by financing activities                  (161,558)          (55,826)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                 (251,144)           52,610

Cash and cash equivalents, at
 beginning of year                       1,164,661         1,031,625

CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                          $  913,517        $1,084,235

                      MICRONETICS WIRELESS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  In the opinion of the Company, the accompanying
              unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and 1998, the results of operations for the three month and six month periods ended September 30, 1999 and 1998 and cash flows for the six month periods ended September 30, 1999 and 1998.

              While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 1999.

              The results of operations for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results of the full year.


Note 2.  Inventories are summarized below:


                              September 30, 1999       March 31, 1999


         Raw materials and
          work-in-process            $1,762,096           $1,517,966
         Finished goods                 193,967              220,162

         Total                       $1,956,063           $1,738,128







Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.


         Results of Operations

         The Company had revenues of $1,486,615 and $1,149,059 for the three months ended September 30, 1999 and 1998, respectively, an increase of 29% compared to the prior period. This was largely due to the Company's acquisition of Microwave & Video Systems, Inc. and Vectronics Microwave Corporation earlier this year. The Company had net income of $154,572 or $.04 per share, as compared with net income of $130,146 or $.04 per share, for the three month periods ended September 30, 1999 and 1998, respectively.

         The Company had revenues of $2,829,531 and $2,202,734 for the six months ended September 30, 1999 and 1998, respectively, an increase of 28.5% over the prior period. The Company had net income of $254,513 or $.07 per share, and $227,986 or $.07 per share, for the six month periods ended September 30, 1999 and 1998, respectively.

         Gross profit as a percent of net sales for the three months ended September 30, 1999 was 42.6% compared to 40.6% during the corresponding period of the prior fiscal year. For the six month periods ended September 30, 1999 and 1998, gross profit as a percent of net sales was 41.0% and 40.3%, respectively. Selling, general and administrative expenses ("SGA") as a percent of net sales for the three months ended September 30, 1999 increased to 28.5% as compared to 24.7% in the prior year. For the six month period ended September 30, 1999, SGA as a percent of net sales increased to 27.6% from 23.7% in the year earlier period. SG&A expenses have increased during the current periods as the Company has expanded its staff and increased its marketing and advertising activities to support increased business activity. Research and development expenses ("R&D") as a percent of net sales decreased to 2.9% during the three month period ended September 30, 1999 as compared to 3.1% in the year earlier period. R&D expenses as a percent of net sales decreased to 2.6% during the six month period ended September 30, 1999 as compared to 4.0% in the prior year period.


         Financial Condition

         The Company's working capital at September 30, 1999 was
$3,398,207.  It was $3,271,475 at March 31, 1999.  The Company's
current ratio was 5.4 to 1.0 at September 30, 1999, as compared to
5.8 to 1.0 at March 31, 1999.

         The Company generated cash from operating activities in the amount of $16,846 during the six months ended September 30, 1999 as compared to $135,773 in the year earlier period. The Company purchased $106,432 of new equipment during the six months ended September 30, 1999, as compared to $27,337 a year ago. The Company used $161,558 for financing activities during the six months ended September 30, 1999, as compared to a use of $55,826 related to the year earlier period. As a result, the Company's cash and cash equivalents decreased from $1,164,661 at March 31, 1999 to $913,517 at September 30, 1999.

         The major differences during the current six month period had to do with increased accounts receivables and inventory due to increased business; increased purchases of fixed assets due to additional investment in the broadband test equipment product line; increased debt repayment and the repurchase of over 50,000 shares of Common Stock of the Company.


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

         Failure to make all internal business systems Y2K compliant could result in an interruption in, or failure of, some of the Company's business activities or operations. The Y2K project is expected to reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations. The most reasonably likely worst case Year 2000 scenario would be short term delivery interruption of less than one week. The Company does not anticipate any material lost revenue due to Y2K issues. The Company does not currently have any contingency plans in the event its systems are not Y2K compliant by December 31, 1999. There can be no assurance that any effective contingency plans will be developed or implemented.


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

         27   Financial Data Schedule.

   (b)   Reports on Form 8-K.

         During the quarter ended September 30, 1999, the registrant did not file any reports on Form 8-K.

                              SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MICRONETICS WIRELESS, INC.




Dated: November 5, 1999           s/Richard S. Kalin
                                       Richard S. Kalin,
                                       President and (Principal Executive
                                       and Financial Officer)



























N:\ANNE\MICRO\10-QSB.S99