Form 10QSB
period 1999-12-31
MICRONETICS WIRELESS INC
filed 2000-02-07
CIK 820097

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

     As of February 4, 2000, 3,849,214 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one);

Yes       No  X

                    MICRONETICS WIRELESS, INC.



                              INDEX

                                                         Page No.

Part I.  Financial Information.

     Item 1.   Financial Statements.

               Condensed Balance Sheets -
               December 31, 1999 and March                  3-4
               31, 1999

               Condensed Statements of Operations-
               Three Months Ended December 31, 1999
               and 1998                                     5

               Condensed Statements of Operations -         6
               Nine Months Ended December 31, 1999
               and 1998

               Condensed Statement of Cash Flows -          7-8
               Nine Months Ended December 31, 1999
               and 1998

               Notes to Condensed Financial                 9
               Statements

     Item 2.   Management's Discussion and Analysis         10-11
               of Financial Condition and
               Results of Operations.

Part II.  Other Information.

     Item 2.   Changes in Securities and Use of Proceeds.   12

     Item 6.   Exhibits and Reports on Form 8-K.            12

     Signature                                              13

                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     MICRONETICS WIRELESS, INC.

                      CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets

                                   December 31,         March 31,
                                       1999                1999
Current assets:
 Cash                              $ 1,113,121         $1,164,661
 Receivables (net of
  allowance for doubtful
  accounts)                          1,094,353            913,272

 Inventories                         2,020,256          1,738,128

 Prepaid expenses                       80,177             50,144

 Deferred tax asset                      6,102             18,102

 Other current assets                  148,689             70,106

Total current assets                 4,462,098          3,954,413

Fixed assets:
 Land                                  162,000            162,000

 Building and improvements             855,969            855,969

 Furniture, fixtures and
  equipment                          1,964,692          1,830,908

 Capitalized leases                    182,588            182,588

  Gross fixed assets                 3,165,249          3,031,465
  Accumulated depreciation and
    amortization                    (1,530,884)        (1,376,840)

Total (net) fixed assets             1,634,365          1,654,625

Other assets:
 Deposits                                4,487                765

 Intangibles (net of amortization)      70,997             75,497

 Goodwill                              331,056            337,380

Total other assets                     406,540            413,662

Total assets                        $6,503,603         $6,022,680

                    MICRONETICS WIRELESS, INC.

                      CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity



                                   December 31,         March 31,
                                      1999                1999

Current liabilities:

 Short-term loans and capitalized
  leases                           $ 201,259           $  225,534

 Accounts payable                    176,403              196,321

 Accrued expenses and taxes, other
  than income taxes                  245,940              243,930

 Income taxes payable                 37,896               17,153

 Total current liabilities           661,498              682,938

Long-term debt:

 Capitalized leases                   18,212               52,053

 Notes payable - bank                719,321              782,450

 Notes payable - other                81,328               81,328

 Total long-term debt                818,861              915,831

Shareholders' equity:

 Common stock                         38,459               37,628
 Additional paid - in capital      3,294,476            3,094,153
 Retained earnings                 1,690,309            1,292,130

Total shareholders' equity         5,023,244            4,423,911

Total liabilities and
shareholders' equity             $ 6,503,603           $6,022,680

                     MICRONETICS WIRELESS, INC.

                 CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)



                                    Nine Months Ended December 31,
                                       1999               1998


Operating revenues                  $4,495,300         $3,297,823

Cost of operations                   2,804,457          1,989,724

Gross profit                         1,690,843          1,308,099

Selling, general and
 administrative expenses             1,175,964            799,528

Research and development
 expense                                99,546            109,705

Operating income                       415,333            398,866

Other income (expense):
 Rental income                          43,300             46,504
 Interest income                        25,789             28,265
 Interest (expense)                    (57,089)           (58,855)
 Other income                           17,846             15,585

          Total                         29,846             31,499


Income before taxes                    445,179            430,365

Provision for income taxes              47,000             87,466

Net income                          $  398,179         $  342,899

Net income per share                $     0.11         $     0.10

Weighted average number
 of shares outstanding               3,788,800          3,403,688


                     MICRONETICS WIRELESS, INC.

                 CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)



                                   Three Months Ended December 31,
                                      1999                1998



Operating revenues                 $1,665,769          $1,095,089

Cost of operations                  1,097,519             675,522

Gross profit                          568,250             419,567

Selling, general and
 administrative expenses              395,006             277,923

Research and development expense       62,902              21,027

Operating income                      110,342             120,617

Other income (expense):
 Rental income                         11,200              16,050
 Interest income                        8,087               8,949
 Interest (expense)                   (18,578)            (19,054)
 Other income (expense)                 5,615               3,821

          Total                         6,324               9,766

Income before taxes and
 extraordinary item                   116,666             130,383

Provision for income taxes            (27,000)             15,470

Net income                         $  143,666          $  114,913

Net income per share               $      .04          $     0.03

Weighted average number
 of shares outstanding              3,788,800           3,403,688


                  MICRONETICS WIRELESS, INC.

                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)



                                   Nine Months Ended December 31,
                                      1999                1998



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Operating
 Activities:

Net income                         $ 398,179            $342,899

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset        12,000              43,302

Depreciation and amortization        164,868             134,991

Changes in assets and liabilities:

(Increase) decrease in accounts
 receivable, inventories, prepaid
 expenses and other current assets  (571,825)            (70,597)

(Increase) decrease in security
 deposits                             (3,722)              2,796

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                           2,835            (199,275)

Net cash provided
 by operating activities            $  2,335            $254,116

                     MICRONETICS WIRELESS, INC.

                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)



                                    Nine Months Ended December 31,
                                       1999               1998



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:

(Additions) to fixed assets           (133,784)        $  (36,090)

Net cash provided (used) by
 investment activities                (133,784)        $  (36,090)

Cash Flows from Financing
 Activities:

 (Reduction) of debt
  and capitalized leases              (121,245)        $  (87,860)

 Proceeds from stock options
  exercised                            312,772              5,564

 Purchase of treasury stock           (111,618)                 0

Net cash provided (used)
 by financing activities            $   79,909         $  (82,296)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                   (51,540)        $  135,730

Cash and cash equivalents, at
 beginning of year                   1,164,661          1,031,625

CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                      $1,113,121         $1,167,355

                     MICRONETICS WIRELESS, INC.

             NOTES TO BE CONDENSED FINANCIAL STATEMENTS



Note 1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1999 and 1998, the results of operations for the three and nine month periods ended December 31, 1999 and 1998 and cash flows for the nine month periods ended December 31, 1999 and 1998.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 1999.

          The results of operations for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results of the full year.



Note 2.   Inventories are summarized below:



                           December 31, 1999   March 31, 1999

     Raw materials and
      work-in-process        $1,709,201           $1,517,966
     Finished goods             311,059              220,162

     Total                   $2,020,256           $1,738,128

Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.


     Results of Operations

     The Company had revenues of $1,665,769 and $1,095,089 for the three months ended December 31, 1999 and 1998, respectively. For the three months ended December 31, 1999, the Company's sales included revenues from its acquisition of Microwave & Video Systems, Inc. (MVS) and increased revenues from its Microwave/Equipment Group, as compared to the prior period. The Company's net income increased to $143,666, or $.04 per share, as compared with net income of $114,913, or $.03 per share, for the three month periods ended December 31, 1999 and 1998, respectively. This is based on an increased weighted average number of shares outstanding of 3,788,800 during the current period as compared to 3,403,688 in the year ago period.

     The Company had revenues of $4,495,300 and $3,297,823 for the nine months ended December 31, 1999 and 1998, respectively. The Company had net income of $398,179, or $.11 per share, and $342,989 or $.10 per share, for the nine month periods ended December 31, 1999 and 1998, respectively.

     Gross profit as a percent of net sales for the three and nine month periods ended December 31, 1999 were 34.1% and 37.6%, respectively, as compared to 38.4% and 39.7%, respectively, during the corresponding periods of the prior fiscal year. This was largely due to product mix. Selling, general and administrative ("SG&A") expenses as a percent of net sales for the three months ended December 31, 1999 was 23.7% as compared to 25.4% in the prior year. This was due to spreading out SG&A expenses over a larger sales base during the current period. For the nine month period ended December 31, 1999, SG&A as a percent of net sales was 26.2% as compared to 24.2% for the prior period. Research and development ("R&D") expense increased to 3.8% of net sales from under 2% of net sales for the three months ended December 31, 1999 as compared to the prior year. For the nine month period ended December 31, 1999, R&D expenses were 2.2% of net sales as compared to 3.3% of net sales in the corresponding period of the prior year.

     Financial Condition

     The Company's working capital at December 31, 1999 was
$3,801,200.  It was $3,271,475 at March 31, 1999.  The Company's
current ratio at December 31, 1999 was 6.7 to 1, and at March 31, 1999 it was 5.8 to 1.

     Net cash provided by operations in the nine months ended December 31, 1999 was $2,335 as compared to $254,116 in the prior year. This decline was largely due to increases in accounts receivable and inventory during the current period. Net cash utilized from investment activities was $133,784 during the nine months ended December 31, 1999 as compared to $36,090 used in the prior year. This increase was primarily due to the purchase of new demonstration units during the current period. Net cash provided by financing activities during the nine months ended December 31, 1999 was $79,909, as compared to $82,296 used during the prior year. This was largely due to proceeds from the exercise of stock options offset partially by increased repayment of debt and repurchase of treasury stock during the current period.


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

PART II - OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds.

     (c)  Recent Sales of Unregistered Securities.

          On August 16, 1999 the Company issued a five-year non-incentive stock option to purchase 25,000 shares of Common Stock to a key employee. The option was exercisable at $1.32 per share of Common Stock and was immediately exercisable. This option was exercised in full.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 83-16453 (the "Registration Statement").

     3.2  By-Laws of the Company incorporated by reference to
          Exhibit 3.2 of the Registration Statement.

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          During the quarter ended December 31, 1999, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                   (Registrant)



Dated: February 7, 2000            By:s/Richard S. Kalin
                                      Richard S. Kalin,
                                      President



































N:\RSKLAW\MICRONET\10Q-DEC.99