Form 10KSB
period 2000-03-31
MICRONETICS WIRELESS INC
filed 2000-06-27
CIK 820097

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ___________.

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $6,205,513.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $29,012,520 based on the closing price of $10.875 of the issuer's Common Stock, par value $.01 share, as reported by Nasdaq on June 14, 2000.

     On June 14, 2000, there were 3,944,442 shares of the issuer's Common Stock outstanding.

     The Proxy Statement of the registrant to be filed on or before July 29, 2000 is incorporated by reference to Part III herein.

     Transitional Small Business Disclosure Format: Yes     No  X

                             Page 1 of 40

                              Part I


ITEM 1.    Description of Business.

     Business Development

     The Company was incorporated under the laws of the State of New Jersey in 1975 and reincorporated in Delaware in 1987. In
January 1999, the Company acquired all of the outstanding capital stock of Microwave & Video Systems, Inc. ("MVS") and in February
1999, the Company acquired the business assets of Vectronics
Microwave Corporation ("Vectronics"). Micronetics and its wholly-owned subsidiaries, MVS and Vectronics, are collectively referred to herein as the "Company".

     Business of Issuer

     Headquartered in Hudson, NH, Micronetics manufactures and designs innovative test equipment and components that are used to test the strength, durability and integrity of communication signals in communications and Internet infrastructure equipment. Micronetics also manufactures microwave and radio frequency (RF) components and integrated subassemblies used in a variety of commercial wireless and military products. Micronetics' products, some of which are patented, are used in or to test communication and Internet infrastructure equipment (including wireless base stations, repeaters, and cable modem equipment), fixed terminal point-to-point/multi-point data radios, consumer subscriber products (cellular/PCS/satellite handsets), home networking equipment and military/aerospace platforms (satellite communications, electronic warfare and electronic counter-measures).

    Industry Overview.

    The demand for wireless communications services has grown significantly in recent years. This increase in usage has been driven by an increased number of subscribers, lower prices and expanded availability of existing services. In addition to these factors, the emergence of new data and Internet-oriented wireless services is expected to contribute to the increase in subscriber usage in the future. The price of wireless services has decreased significantly in recent years with multiple wireless network operators competing in most U.S. markets, competitive pricing strategies, such as discounted and fixed rate plans, have resulted in a greater number of wireless subscribers, as well as a substantial increase in subscriber usage. In addition, the greater supply of commercially available wireless frequencies due to increased government allocation of spectrum to wireless network operators has resulted in increased competition among existing and new wireless network operators, further reducing costs to subscribers.

    Due to the high initial fixed costs involved, early wireless deployments were limited to urban centers and major traffic corridors. To meet increased demands for ubiquitous wireless services, wireless network operators continued to build out cell sites and upgrade their networks. This increased coverage has enabled wireless network operators to reach new subscribers and provide a higher level of service to existing subscribers.
Consumer demand for "any time, anywhere" access to the Internet and data services, such as email and Instant Messaging, has created a demand for delivery of these services over a wireless network. Devices with wireless access, such as mobile phones, palm computers and laptop computers with wireless modems, continue to evolve, providing applications and ease of use that increase wireless data usage. Additionally, standard protocols such as Wireless Application Protocol, or WAP, have emerged and are designed to create interoperability of wireless equipment and Internet-based products. These protocols are expected to further drive consumer demand for wireless access to the Internet and data services.

    There is also growth in various wireless methods to support home networking. This is currently being supported through radio frequency (RF) transmission, through home phone lines (HOMEPNA) and through home electricity lines.

    With the growth in wireless usage has come growth in traditional wire-line communications network usage, both through phone lines and network lines, driven largely by the data traffic demands resulting from the dramatic growth of the Internet. Various approaches are being developed and implemented to respond to this need, including satellite transmission, digital subscriber line (DSL), cable modem through cable infrastructure and fiber optic, largely, at present, for the backbone layer. Each of these transmission mechanisms require extensive testing for standards compliance and offers opportunities to utilize components and test equipment manufactured by the Company.

    Technical Overview. Wireless communication is the transmission of voice and data signals through the air, without a physical connection, such as metal wire or fiberoptic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length, or frequency, and intensity. The range of electromagnetic waves is called the spectrum, which encompasses sound near the low end and light toward the higher end. In between is the radio spectrum which is used in all wireless communications. RF indicates lower frequencies, while "microwave" refers to relatively higher frequencies in the spectrum.

    Different types of wireless communications systems utilize different frequencies in the spectrum. Frequency is measured in cycles per second, or Hertz. The spectrum currently in use by all types of wireless communications equipment ranges from 1 kilohertz (1 thousand cycles per second) to 20 gigahertz (20 billion cycles per second). The Federal Communications Commission ("FCC") allocates portions of the spectrum for the various types of wireless communication systems. Wireless communications systems currently in use include cellular and PCS telephones and base stations, wireless cable, satellite communications, global positioning systems, direct broadcast satellites, local area networks, as well as radar systems. Non-wireless communications systems are also concerned whether there is unwanted noise in the line that could disrupt the integrity of the communicating signals. The Company's products are designed for use in these applications.

    A key driver of demand for the Company's products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, the role of test is critical for the rapid commercialization of reliable products required for the increased demands necessitated by broadband and wireless communication technologies. As the speed to market challenge increase, larger companies are relying increasingly on other companies to manufacture a module or integrated subassembly. This module or subassembly is then assembled by the larger company into an integrated piece of equipment and sold to a customer. Micronetics has been aggressively seeking to capitalize on this trend by increasing its capability of marketing integrated subassemblies in both its noise-based test components line and its control components and integrated subassembly product lines.

    Products: Micronetics' products may be classified into four product groups: (1) Noise-based Test Equipment; (2) Noise-based
Test Components; (3) Control Components and Integrated
Subassemblies; and (4) Voltage Controlled Oscillators (VCOs):

    (1) Noise-based Test Equipment. Micronetics offers several noise-based test instrument platforms specifically designed to serve the wireless telecommunications and satellite communication markets employing such application standards as TDMA, CDMA, GSM, PCS, and other markets employing cable modem transmission and other internet infrastructure applications. Instruments based on these platforms perform a variety of tests which are used in performance verification and the emulation of impairments in cellular/PCN/PCS, satellite and cable modem communication systems. The Company's equipment is substantially based on the following three platforms:
(1) Carrier-to-Noise ("CNG"); (2) Integrated Multipath Fading Emulator/CNG and (3) Noise Generators.

         A. Carrier to Noise Instrument CNG-100 Platform. This is a fully-automated platform for test equipment used to set accurate carrier to noise (C/N) ratios over a wide range of signal power and frequency ranges. The CNG-100 sets C/N ratios, on demand to provide precision bit-error-rate and sensitivity testing. The Company markets several models of equipment on this platform, including CNG-CATV-Cable Modem Tester; CNG-2700-W-CDMA-Signal Tester; CNG-892/1850-CDMA Signal Tester, CNG-2105-Wireless Local Loop Signal Tester, as well as other models for other communications protocol platforms. Product advantages include accuracy, self-test power meter calibration, long-term accuracy and an active matrix color display.

         B. Multipath Fading Emulators/CNG Platform. Instruments based on this platform and are able to emulate a wireless communications channel with a multitude of reflected RF signal paths and perform many different testing scenarios based on path fading, delay spread and other parameters. This is the Company's newest product and is directed toward developing wireless communication standards. The Company believes this will be the first instrument to include in one instrument equipment capable of performing these two functions. It was first displayed at the Cellular Telephone Industry Association (CTIA) trade show in March 2000. The CNG-FS Fading Emulator Signal Tester is currently being demonstrated for several potential customers.

         C.   Noise Generators.   (i) NOD 5000 Series.   This test
instrument platform consists of 15 models that selectively address frequency bands from 10Hz to 18GHz. This platform is designed to provide low cost accurate noise levels, useful and performing carrier to noise measurements. The equipment has been approved for standard testing on certain commercial wireless network platforms.
(ii) MX-5000 Series. This testing platform consists of a programmable multi-purpose micro-processor controlled noise generator that is designed for bench-top and automated test equipment applications.

    (2) Noise-based Test Components. Noise-based test components are employed as a method of testing and measuring sophisticated radar and communications systems to determine the quality of the reception and transmission of information being transmitted. The widest application for the Company's noise-based test components are as reference standards in test instruments which measure unwanted noise in devices and components. This is accomplished by comparing a known noise reference to the unwanted noise found in the radar or communication system being tested. By generating a random noise signal, in combination with a live transmission signal, a noise generator simulates signals the receiver will encounter in the real world and allows a manufacturer to determine if its product is performing to specifications. Noise source testing is often more cost-efficient, faster and more accurate than alternative methods using discrete signal generators.

    These test components can be incorporated into electronic equipment or may serve as stand-alone components or devices that are connected to, or used in conjunction with, operating equipment. Complex measurements may be taken at increasing speeds to enhance productivity, offer improved accuracy, provide wider performance ranges, and present repeatable uniformity in results.

    The Company's noise-based test components are used in wireless communication systems as part of built-in test equipment to continuously monitor the receiver. The major application of the noise source products involves some function of detection, calibration, simulation, security and statistical analysis. Impulses of noise are applied to the receiver to measure the radar sensitivity, signal gain, and frequency bandwidth. The products used in conjunction with other electronic components are an effective means of jamming, blocking and disturbing hostile radar and other communications, as well as insulating and protecting friendly communications. The Company's noise source components are also used to test satellite communications receivers for video, telephony and datacom.

    The Company is capable of calibrating White Gaussian Noise
(AWGN) up to 3 Watts peak over frequency ranges which extend from 10Hz to 99GHz utilizing PIN and Schottky-Barrier diodes packaged in chip and wire assemblies or packaged parts mounted on soft/hard substrates.

    Another important application for the Company's noise-based test components is to develop integrated subassemblies for companies developing automated test equipment. Increasingly, analog or mixed signal integrated circuits require testing of noise figure. The Company has developed a noise figure subassembly for use in analog and mixed signal automated test equipment.

    (3) Control Components and Integrated Subassemblies. Micronetics designs solid-state control components for the control of RF signals in level, direction or phase shift in frequencies up to 26.5 GHz. The products consist of switches, attenuators, and phase shifters and subassemblies including combinations of these items, including switch filter assemblies. These products incorporate either silicon PIN diodes, or GaAs MESFETs packaged in chip and wire assemblies. Micronetics' PIN designs cover the frequency range of 10MHz to 26.5GHz, with strong expertise in controlling switching transients in 50 to 200MHz bandwidths; reducing inter-modulation distortion by a factor of 100 over conventional PIN switching designs; and linear switching capability with RF power levels up to 10 Kwatt. With GaAs MESFET designs, the product capability extends from DC to 18GHz, with expertise in controlling rise/fall times and high isolation characteristics.

    The Company's solid-state control components and subassemblies are used widely in military (MIL) ground-based, shipboard and airborne radar for tracking and simulation, phased array radar, electronic warfare systems, ELINT and tactical/satellite communications systems. To a lesser extent, Micronetics' solid-state control components have commercial applications such as wireless communications, radar surveillance and test equipment support systems. Typical functions include pulse shaping, attenuating, automatic gain control, duplexing and receiver protection. Much of Micronetics' product success has been identified with the high end radar simulation and electronic intelligence (ELINT) markets. The Company's products are typically designed to handle 100 watts average power, with peak power levels to 10KW. Micronetics offers a range of package styles, in both connectorless and connectorized types, including surface mount, drop-in and microstrip. It also manufactures subassemblies encompassing products in each of these categories.

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

    With the acquisition of MVS and Vectronics during Fiscal 1999, the Company shifted its sales and marketing strategy toward seeking orders to manufacture complex microwave integrated modules ("MIMs") that perform many functions, primarily relating to switching microwave signals. This also enables the Company to utilize its expanded technical capabilities of the Micronetics/Components Group, MVS and Vectronics. During Fiscal 2000, the Company's strategy was rewarded as it began to receive orders for these MIMS and began manufacturing MIMs. The Company believes that the manufacture and design of MIMs will be an increasing portion of the business of its Micronetics/Components Group over the next few years.

    (4) Voltage Controlled Oscillators ("VCOs"). Micronetics designs, manufactures and markets a series of VCOs which provide a precise signal source within a given frequency range. The output frequency of the oscillator is determined by a direct current ("DC") control voltage. This applied voltage tunes the oscillator over a specified range. The Company's products generate sinusoidal signals in frequency ranges from 100MHz to over 5GHz, utilizing packaged silicon bipolar transistors which are controlled by an input voltage signal. Most of the uses of those frequency ranges are identified with wireless applications including some MIL communications and satellite voice/messaging. Products are offered in a series of narrow-band, wide-band and selective octave tuning bandwidths. Depending on the series, packaging configurations for MIL and commercial applications include PIN types, SMT, hermetic and miniature packages.

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

    The Company also uses various methods to promote its products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website. The Company increased its advertising expenditures during Fiscal 2000 and intends to further expand these activities in its current fiscal year.

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

    In Fiscal 1999 and Fiscal 2000 the approximate mix of customer orders was 65% and 50%, respectively, for commercial applications and 35% and 50%, respectively, for MIL applications, of which approximately 10% is directly to the MIL.

    Customers

    The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or MIL marketplace. Many of those customers are prime contractors for MIL work or larger Fortune 500 companies with world-wide operations. Management believes it has a strong reputation for high performance products.

    Key customers of the Company include Adtran, Airspan, Alcatel, Cisco, Comsat, Daimler Benz Aerospace, Datron, Ericsson, Hughes, L-3 Communications, Lockheed Martin, Lucent Technologies, Metricom, Motorola, NEC, Newbridge Networks, Northrop Grumman, Raytheon and Teradyne. The Company's customers buy products from the Company on the basis of purchase orders, rather than long-term supply contracts.

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

    In the commercial VCO area, large foreign firms, principally Japanese, manufacture competitive products in larger production runs than those of the Company. The Company believes that its VCOs produced for use in commercial applications compete with other manufacturers primarily on the basis of price and quality. Its VCOs produced for use in military applications compete, primarily on the basis of quality. These products are typically high performance, high reliability components which are required to meet high quality standards. The Company considers Mini-Circuits Laboratory, Var-L Company, Inc., Z-Com, Inc., Synergy Microwave and Modco, Inc. as competitors in the VCO market.

    Its primary competitor in the noise-based test component market is Wireless Telecom Group, Inc. In the noise-based test instrument market, the Company's primary competitors are Telecom
Analysis Systems, Inc. and Hewlett Packard.

    Research and Development

    The Company maintains an engineering staff of seven individuals as of May 31, 2000, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. The Company also has engaged two independent consultants, including John Vogler, formerly President and owner of Vectronics, to assist in its research and development activities. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation and were approximately $165,000 and $225,000 for the years ended March 31, 2000 and 1999, respectively.

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

    Employees

    As of May 31, 1999, the Company had 61 full-time employees including eight engaged in management and administration, seven in engineering, 40 in production and testing and six in sales. It also periodically engages consultants to assist it in various engineering-related activities. The Company believes that its employee relations are good.

    Patents and Trademarks

    The Company has been granted U.S. patents on certain of its designs, its MicroCal test components, and its SmartAntenna Test instrument. In the absence of patents, the Company relies upon trade secret laws to protect its confidential and proprietary information. Due to the rapid rate of technological change in its market, the Company believes that the ability to innovate is of greater importance to its business than availability of patents and proprietary rights. Other barriers to competitor entry include the time and expense of new competitors to design and manufacture components and the difficulty of selling to an established customer who has already designed the Company's products into its equipment.

    The Company has registered "Micronetics," "The Noise Line," and "The Noise Source" as trademarks with the U.S. Patent and Trademark Office. It has also filed an application for "Innovation For the Future" with the U.S. Patent and Trademark office.

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

    Product Liability Coverage

    The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability by customers and others. Claims may be asserted against the Company by end-users of any of the Company's products. The Company maintains product liability insurance coverage with an aggregate annual liability coverage limit, regardless of the number of occurrences, of $2,000,000. There is no assurance that such insurance will continue to be available at a reasonable cost or sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on it.

    Environmental Laws

    The costs and effects of compliance with federal, state and local environmental laws were not material.


ITEM 2.  Description of Property.

    The Company's principal manufacturing facility consists of a 15,500 square feet of general office, warehouse and manufacturing space in a 31,000 square foot building that it owns, which is located at 26 Hampshire Drive, Hudson, NH. The building is located in an industrial park and believes its premises are in good condition. The Company presently leases out 15,500 square feet of this facility pursuant to a lease with an unaffiliated entity.

    The Company operates MVS out of a 5,000 square foot facility located in Danbury, CT, which it leases from an unaffiliated entity.

    The Company operates its Micronetics/VCO Products Group out of a 2,500 square foot facility located at 14 Friars Drive, Hudson, NH. The building is located in an industrial park, is in good condition and is leased from an unaffiliated party.


ITEM 3.  Legal Proceedings.

    The Company is not a party to any material legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.


                             PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

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

    The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 1998 until June 14, 2000 as reported by Nasdaq, were as follows:

                                      Bid Prices
                                  High            Low
Quarter Ended

Fiscal 1999

    First Quarter                  2  5/32       2 1/4
    Second Quarter                 2 13/16       1 3/8
    Third Quarter                  2  1/2        1 1/2
    Fourth Quarter                 2  3/16       1 1/4

Fiscal 2000

    First Quarter                  2  5/8        1 1/16
    Second Quarter                 5 11/16       1 1/4
    Third Quarter                  8 11/16       2 1/4
    Fourth Quarter                      50         1/32

Fiscal 2001

    First Quarter                  16 1/4        1 1/2
     (through June 14, 2000)


    These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    (b) The number of recordholders of the Common Stock as of June 14, 2000 was 278. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in "street" name.

    (c) The Company has not paid any cash dividends during its two most recent fiscal years, nor any subsequent interim period. Under the Company's loan agreement with Bank of New Hampshire (the "Bank"), it is restricted from paying dividends without the consent of the Bank.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

    (a)  Results of Operations.

    Net sales for the Company's fiscal year ended March 31, 2000 ("Fiscal 2000") were $6,205,513 as compared to net sales of $4,547,087 for its fiscal year ended March 31, 1999 ("Fiscal 1999), an increase of $1,658,426 or 36.5%. This was primarily due to increased sales from MVS and the Micronetics/Equipment Group, offset by a reduction in sales from Micronetics/VCO Products Group.

    Gross profit as a percentage of net sales decreased to 37.4% in Fiscal 2000 from 41.6% in Fiscal 1999. This was largely due to the development of new products (with shorter production runs), product mix and the write-down of over $100,000 of inventory at year-end. Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased to 25.9% from 30.5% in Fiscal 1999. This decrease in SG&A was attributable primarily to the increase in sales in Fiscal 2000 and the integration of Vectronics sales activities into the Micronetics/Components Group. Research and development expenses decreased to $164,521 from $222,813. This is a temporary occurrence and these costs are expected to increase during the Company's current fiscal year.

    The Company had net income for Fiscal 2000 of $738,391, or $.19 per share, basic, and $.18 per share, diluted. This compared to net income of $276,171 or $.08 per share, basic and diluted, during Fiscal 1999. This is primarily due to increased sales, especially at MVS and in the Micronetics/Equipment Group. In addition, net income for Fiscal 2000 was positively impacted by a benefit from income taxes as a result of the exercise of stock options by certain employees during Fiscal 2000. The weighted average shares outstanding increased to 3,821,352, basic, and 4,201,343, diluted, for Fiscal 2000, as compared to 3,577,293, basic and diluted, for Fiscal 1999. This was largely due to the exercise of stock options by employees during Fiscal 2000.

    (b)  Liquidity and Capital Resources.

    On March 31, 2000, the Company's working capital was
$4,077,793 as compared with working capital of $3,271,475 at March 31, 1999. This reflects a current ratio of 6.5 to 1 at March 31, 2000 as compared to 5.8 to 1 at March 31, 1999.

    Net cash of $375,597 was provided by operating activities during Fiscal 2000 as compared to $500,819 during Fiscal 1999.
Cash was generated by larger net income in Fiscal 2000 offset by an increased inventory level at March 31, 2000. Net cash used by investing activities during Fiscal 2000 was $145,062 as compared to net cash used by investing activities of $302,370 during Fiscal 1999. The Company purchased $156,214 of equipment during Fiscal 2000; the Company used more cash in Fiscal 1999 when it acquired MVS and Vectronics. Net cash generated by financing activities during Fiscal 2000 was $29,792 as compared to the use of $65,410 during Fiscal 1999. This was largely due to increased repayment of debt, increased repurchase of shares of Common Stock and increased exercises of employee stock options, in Fiscal 2000, as compared to lower repayment of debt, less exercise of stock options and less repurchase of shares of Common Stock, in Fiscal 1999.

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

(a) (1) Financial Statements                                 Page

    Report of Independent Auditor                            F-1

    Report of Independent Auditor                            F-2

    Balance Sheets - March 31, 2000 and 1999           F-3 - F-4

    Consolidated Statements of Income For the
    Years ended March 31, 2000 and 1999                      F-5

    Consolidated Statements of Changes in Share-
    holders' Equity For the Years ended March 31,
    2000 and 1999                                             F-6

    Consolidated Statements of Cash Flows For the
    Years ended March 31, 2000 and 1999                F-7 - F-8

    Notes to Consolidated Financial Statements,
    March 31, 2000 and 1999.                          F-9 - F-19

(a) (2)  Financial Statement Schedules

    Schedule 8 - Valuation and Qualifying Accounts           S-1



ITEM 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure.

        None.


                             PART III


        The information to be contained in Items 9-12 herein is incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2000.





ITEM 13.  Exhibits and Reports on Form 8-K:

(a)     Exhibits.

         3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 83-16453 (the "Registration Statement").

         3.2       By-Laws of the Company incorporated by reference to
                   Exhibit 3.2 of the Registration Statement.

        10.1 Stock Option Plan approved by the Board of Directors of the Company incorporated by reference to Exhibit
                   10.8 of the Company's Annual Report Form 10-KSB for its fiscal year ended March 31, 1994.

        10.2 Loan Agreement dated February 2, 1996 between the Company and Bank of New Hampshire incorporated by reference to Exhibit 7(c)(1) of the Form 8-K filed with the Securities and Exchange Commission on February 16, 1996.

        10.3 Fourth Amendment to Sublease Agreement dated February 3, 1995 assigned to the Company between Jokah Realty, L.L.C and Ames Textile Corporation to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 1998.

        10.4       1996 Stock Option Plan is incorporated by reference to
                   Exhibit 4.1 of Registration Statement No. 333-48087 filed on Form S-8.

        10.5 Promissory Note dated January 4, 1999 by the Company to Bank of New Hampshire incorporated by reference to
                   Exhibit 10.7 of the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 1999 (the "1999 Form 10-KSB").

        10.6 Stock Purchase Agreement by and between the Company, Floyd S. Parin and Mark B. Goldman dated as of October 29, 1998 incorporated by reference to Exhibit 10.9 to the 1999 Form 10-KSB.

        10.7 Asset Purchase Agreement by and between the Company and Vectronics Microwave Corporation dated as of February 4, 1999 incorporated by reference to Exhibit
                   10.12 to the 1999 Form 10-KSB.



ITEM 13.  Exhibits and Reports on Form 8-K (Cont'd):


(a)     Exhibits (Cont'd).

        21         List of Subsidiaries of the Company.

        23.1       Consent of Paul C. Roberts, C.P.A. dated June 16,
                   2000.

        23.2       Consent of Trochiano & Daszkowski, LLP dated June 16,
                   2000.

        27  Financial Data Schedule.


(b)     Reports on Form 8-K.

        On February 14, 2000, the Company filed a Current Report on Form 8-K to report a change in its certifying accountants.

                             SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MICRONETICS WIRELESS, INC.



Dated: June 20, 2000              By:s/Richard S. Kalin
                                Richard S. Kalin,
                                Chairman and President


        In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                       Date


s/Richard S. Kalin      Chairman and President       June 20, 2000
Richard S. Kalin        (principal executive
                   and financial officer)



s/David Siegel          Director                     June 20, 2000
David Siegel



s/Roy L. Boe            Director                     June 20, 2000
Roy L. Boe



s/Barbara Meirisch      Director                     June 20, 2000
Barbara Meirisch



s/Donna Hillsgrove      Treasurer and                June 20, 2000
Donna Hillsgrove        Secretary
                        (principal accounting
                         officer)



                    TROCHIANO & DASZKOWSKI LLP
                         1303 Clove Road
                     Staten Island, NY 10301

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Micronetics Wireless, Inc.
Hudson, NH

        We have audited the accompanying balance sheet of Micronetics Wireless, Inc. as of March 31, 2000, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Micronetics Wireless, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Micronetics Wireless, Inc. as of March 31, 1999, were audited by other auditors whose report expressed an unqualified opinion on those statements. In connection with our audit of the financial statements, we have also audited the financial statement schedules as listed in the accompanying index.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micronetics Wireless, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.



/s/Trochiano & Daszkowski, LLP
Trochiano & Daszkowski, LLP
Staten Island, NY
May 19, 2000

                         PAUL C. ROBERTS
                   Certified Public Accountant
                          32 Meadow Lane
                     Pleasantville, NY 10570

                          (914) 741-1508

                   INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Micronetics Wireless, Inc.
Hudson, NH

        I have audited the accompanying balance sheet of Micronetics Wireless, Inc. as of March 31, 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. In connection with my audit of the financial statements, I have also audited the financial statement schedules as listed in the accompanying index.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the
financial statements are free of material misstatement.   An audit
includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micronetics Wireless, Inc. as of March 31, 1999 and the results of its operations and its cash flows for the year ended March 31, 1999 in conformity with generally accepted accounting principles. Also in my opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                  PAUL C. ROBERTS
                                  Certified Public Accountant

Pleasantville, New York
June 12, 1999



              MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2000 AND 1999

                               ASSETS


                                                 2000         1999
Current assets:
  Cash and cash equivalents                 $1,424,988    $1,164,661

  Accounts receivable, net of
    allowance for doubtful accounts
    of $76,208 and $50,776 at March 31,
    2000 and 1999, respectively              1,007,134       913,272
  Inventories                                2,082,964     1,738,128
  Prepaid expenses                              52,553        50,144
  Deferred tax asset                           185,222        18,102
  Other current assets                          67,911        70,106

     Total current assets                    4,820,772     3,954,413

Property and Equipment:
  Furniture, fixtures and equipment          2,026,007     1,830,908
  Equipment held under capital leases          143,703       182,588
  Building and improvements                    855,969       855,969

  Land                                         162,000       162,000

                                              3,187,679     3,031,465
  Less: accumulated depreciation
    and amortization                          1,591,111     1,376,840

                                              1,596,568     1,654,625
Other assets:
 Security deposits                                4,488           765
 Intangibles, net of accumulated
  amortization of $64,048 and
  $48,964 at March 31, 2000 and
  March 31, 1999, respectively                  122,378        75,497
 Goodwill, net of accumulated
  amortization of $8,435 at
  March 31, 2000                                328,945       337,380

                                                455,811       413,642

                                             $6,873,151    $6,022,680


    See accompanying notes to consolidated financial statements.

              MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2000 AND 1999

                LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 2000           1999

Current liabilities:
   Note payable - bank, current
    portion                                  $   84,948     $   85,982
   Current portion - capital leases
        payable                                  37,011         58,224
  Other notes payable                            81,328         81,328
  Accounts payable                              366,104        196,321
  Accrued expenses and taxes, other
   than income taxes                            166,199        243,930
   Income taxes payable                           7,389         17,153

         Total current liabilities              742,979        682,938

Long-term debt -- net of current
   portion
  Note payable - bank                           703,362        782,450
  Capitalized lease obligations                                 52,053
  Notes payable - other                                         81,328

                                                703,362        915,831

Total liabilities                             1,446,341      1,598,769

Shareholders' equity:
   Preferred stock - $.10 par value;
    authorized - 100,000 shares;
    issued and outstanding - 0 shares
    at March 31, 2000 and 1999
   Common stock - $.01 par value;
    authorized - 10,000,000 shares;
    issued and outstanding - 3,941,942
    and 3,762,825 shares at March 31,
    2000 and 1999, respectively                 39,419         37,628

   Additional paid - in capital              3,356,870      3,094,153
  Retained earnings                          2,030,521      1,292,130

                                             5,426,810      4,423,911

                                            $6,873,151     $6,022,680

    See accompanying notes to consolidated financial statements.

              MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


                                           2000             1999


Net sales                               $6,205,513       $4,547,087
Cost of sales                            3,882,334        2,654,238

Gross profit                             2,323,179        1,892,849

Selling, general and administrative
 expenses                                1,551,418        1,341,478
Research and development expenses          164,521          222,813
Legal fees - related party                  54,544           45,084

                                         1,770,483        1,609,375

Income from operations                     552,696          283,474

Other income (expense):
   Interest income                          38,550           37,734
   Interest expense                        (77,160)         (82,741)
   Rental income                            59,350           67,404
  Gain on sale of equipment                 14,875           12,500

                                            35,615           34,897

Income before provision for income
 taxes and extraordinary item              588,311          318,371
Provision for (benefit from) income
 taxes                                    (150,080)          42,200

Net income                              $  738,391       $  276,171


Basic and diluted earnings
 per common share:

 Net income - Basic                          $.19             $.08

 Net income - Diluted                        $.18             $.08

Weighted average shares outstanding:
   Basic                                 3,821,352        3,577,293
   Diluted                               4,201,343        3,577,293


     See accompanying notes to consolidated financial statements.


                  MICRONETICS WIRELESS, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2000 AND 1999





                       Common Stock    Additional
                                Par    Paid-In     Retained
                      Shares    Value  Capital     Earnings       Total


Balance -
 March 31, 1998   3,415,298  $34,153   $2,535,137  $1,015,959    $3,585,249

Shares issued upon
  exercise of
  options            92,590      926       82,762          -         83,688

Net income               -        -          -        276,171       276,171

Shares issued in
  connection with
  acquisitions      271,250    2,712      505,881          -        508,593

Purchase common
  stock             (16,313)    (163)     (29,627)         -       (29,790)

Balance -
 March 31, 1999   3,762,825  $37,628   $3,094,153  $1,292,130    $4,423,911

Shares issued upon
  exercise of
  options           233,167    2,332      344,003                   346,335

Purchase of
  Common Stock     (54,050)     (541)     (81,286)                  (81,827)

Net income                                            738,391       738,391

Balance -
 March 31, 2000   3,941,942  $39,419   $3,356,870  $2,030,521    $5,426,810




        See accompanying notes to consolidated financial statements.

              MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 31, 2000 AND 1999


                                                     2000          1999

Cash flows from operating activities:
   Net income                                $ 738,391     $ 276,171
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Depreciation and amortization               237,789       174,865
   (Gain) on sale of assets                    (14,875)      (12,500)
   Deferred tax asset                         (167,120)       25,200
Changes in assets and liabilities:
   (Increase) decrease in accounts
         receivable                            (93,862)      138,234
   (Increase) decrease in inventories         (344,836)      105,486
   (Increase) decrease in prepaid
         expenses and other current
         assets                                   (214)      (12,906)
   (Increase) decrease in other
         assets                                (61,964)      (12,768)
   Increase (decrease) in accounts
         payable                               169,783      (152,767)
   Increase (decrease) in accrued expenses
         and taxes, other than
         income taxes                          (77,731)      (27,539)
   Increase (decrease) in income taxes
         payable                                (9,764)         (657)

Net cash provided by operating
   activities                                  375,597       500,819

Cash flows from investing activities:
   Purchase of property and equipment         (156,214)      (43,783)
   Proceeds from sale of assets                 14,875        12,500
   Proceeds from security deposits              (3,723)        3,714
   Acquisition of business                                  (274,801)

Net cash (used) by investing activities       (145,062)     (302,373)




     See accompanying notes to consolidated financial statements.

               MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 31, 2000 AND 1999

                              (continued)



                                                     2000           1999

Cash flows from financing activities:
   Repayment of bank loans                   $  (80,122)     $  (84,253)
   Net proceeds from stock options
         exercised                              346,335          83,688
   Principal payments on capital lease
         obligations                            (73,266)        (35,055)

   Repayment of other loans                     (81,328)

   Purchase of common stock                     (81,827)        (29,790)

Net cash provided by financing
 activities                                      29,792         (65,410)

Net increase in cash and
 cash equivalents                               260,327         133,036

Cash and cash equivalents,
 beginning of year                            1,164,661       1,031,625

Cash and cash equivalents,
 end of year                                 $1,424,988      $1,164,661

Supplemental Disclosure of Cash Flow
   Information:

Cash paid during the years for:

   Interest                                $   78,222      $   82,143
   Income taxes                            $   23,359      $   16,219





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

(e) Intangibles:

Patents and licensing agreements are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets. Patents and licensing agreements are being amortized over 10 and 17 years.

(f) Goodwill:

The excess of the cost of investment in subsidiary over the carrying value of assets acquired is shown as goodwill, which is then amortized on a straight-line basis over a maximum of 40 years.

(g) Income taxes:

The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

(h) Research and Development Costs:

Research and development costs are charged to expense in the year incurred. The amounts expended for the years ended March 31, 2000 and 1999 were approximately $165,000 and $225,000, respectively.

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

2--INVENTORIES

Inventories consist of the following:

                                  March 31,       March 31,
                                   2000            1999

           Raw materials and
            work-in-process       $1,882,992      $1,517,966

           Finished goods            199,972         220,162

                                  $2,082,964      $1,738,128


3--ACQUISITIONS

In January 1999, the Company acquired all of the outstanding stock of Microwave & Video Systems, Inc. ("MVS") for $270,225 in cash, issuance of 271,250 shares of Common Stock of the Company and issuance of a note for $72,656. The total acquisition cost was $851,475. The acquisition was accounted for using the purchase method; accordingly the assets and liabilities of the acquired entity have been recorded at their estimated fair values at the date of acquisition. The excess of purchase price over estimated fair value of the net assets acquired (goodwill) is being amortized on a straight line basis over 40 years. MVS' results of operations have been included in the Consolidated Statements of Income since the date of acquisition.

In February 1999, the Company acquired certain assets of Vectronics Microwave Corporation ("Vectronics") for $197,569 in cash and issuance of a note for $90,000. The excess of the purchase price over the fair value of the assets is being amortized on a straight-line basis over 40 years.

The estimated fair values of all assets and liabilities acquired are summarized as follows:

     Cash                        $192,992
     Accounts Receivable           41,287
     Inventories                  421,929
     Machinery and Equipment      253,199
     Liabilities                 (107,743)

                                 $801,664


4--LONG-TERM DEBT


The following table summarizes the Company's long-term debt:



                                       March 31,          March 31,
                                         2000               1999

Notes
     Prime plus 1% note due
      February, 2006 (a)              $  404,016     $  413,151
     6.763% note due March, 2016 (a)     324,294        335,281
  Prime plus 1% note due
   April, 2001 (a)                        60,000        120,000
     7% note due February, 2001 (c)       45,000         90,000
     6% note due January, 2001 (c)        36,328         72,656
Capital lease obligations (d)             37,011        110,277

Total                                    906,649      1,141,365

Less current maturities                  203,287        225,534

Total long-term debt                  $  703,362     $  915,831



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

These two loans contain certain covenants pertaining to financial ratios and payment of dividends. At March 31, 2000, the Company is not in violation of these covenants.

The Company borrowed $365,000 from the Small Business
Administration (the "SBA Loan"), and bears interest at 6.763% per annum. Payments are due in monthly installments of $2,777 through

4--LONG-TERM DEBT (CONT'D)


March 1, 2016 when the unpaid balance of principal and interest become due. These loans are secured by substantially all of the assets of the Company.

(b) In January 1999, the Company issued a note for $72,656 in connection with its acquisition of MVS. The note bears interest at 6% per annum with $36,328 of principal paid in January 2000 and $36,328 due in January 2001.

In February 1999, the Company issued a note for $90,000 in connection with its acquisition of assets of Vectronics. The note bears interest at 7% per annum with $45,000 of principal paid in February 2000 and $45,000 due February 2001.

(c) Obligations Under Capital Leases:

Leases are reflected at their present value based upon an imputed interest rate of 9% per annum.

The assets are depreciated over their estimated productive lives.
For the years ended March 31, 2000 and 1999 depreciation of assets under capital leases is included in depreciation expense.


As of March 31, 2000 and 1999, property held under capital leases was as follows:

                                       March 31,      March 31,
                                        2000           1999


Machinery and equipment               $143,703       $182,588

Less:  accumulated depreciation         62,206         61,889

                                      $ 81,497       $120,699



Annual maturities of long term debt due in the next five years will approximate $203,000 (2001), $30,000 (2002), $32,000 (2003),
$35,000 (2004), $40,000 (2005) and $566,000 thereafter.


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

At March 31, 2000, the Company has recognized a deferred tax asset attributable to a net operating loss carryforward, created through the exercise of options by employees. A valuation allowance has not been provided since management believes that all tax credits and net operating loss carryforwards will be utilized.

At March 31, 2000, the Company has tax credit carryovers of approximately $18,000 for Federal tax purposes.


The following sets forth the provision for income taxes:


                                                March 31,      March 31,
                                                  2000           1999

Federal tax on income                          $ 212,400       $100,785
State tax provided for                            17,040         17,000
Stock option compensation (a)                   (212,400)       (52,427)
Deferred tax benefit                            (167,120)        25,200

                                                (150,080)        90,558
Less:  Benefit from net operating
        loss carryforward and
        tax credit carryforward                     -            48,358

Provision for income taxes                     $(150,080)      $ 42,200



(a)  With the exercise of options during the fiscal years ended
     March 31, 2000 and 1999, respectively, the Company derived a permanent difference for tax purposes of approximately
     $1,116,236 and $134,735 for the years ended March 31, 2000 and 1999, respectively.


6--COMMITMENTS

Leases:

Rent expense including real estate taxes, for the year ended March 31, 2000 was $48,600.


7--MAJOR CUSTOMERS

Approximately 30% of the Company's net sales for each of the years ended March 31, 2000 and 1999, respectively, are for military applications, of which 10% is directly to U.S. governmental agencies for both years.


8--CAPITAL STOCK, OPTIONS AND WARRANTS

On August 7, 1987, the Company adopted an Incentive Stock Option Plan, pursuant to which the Company was able to grant options to purchase up to 100,000 shares of Common Stock in the form of incentive stock options as defined in Section 422A of the Internal Revenue Code. In December 1989, an amendment to increase the number of shares of Common Stock which may be granted under the plan to 200,000 shares was approved by the shareholders of the Company. The Plan required that the exercise price of options granted not be less than the fair market value at the date of grant. With respect to holders of more than 10% of the Company's securities, the exercise price of the option must be equal to 110% of the fair market value at the date of grant. The maximum exercise period for any option under the plan was ten years from the date the option was granted (five years for an optionee who owns more than 10% of the Company's securities). All options granted under this Plan have been exercised, expired or canceled at March 31, 2000 and March 31, 1999. On August 7, 1987, the Company adopted an Executive Stock Option Plan, pursuant to which the Company was able to grant options to purchase up to 100,000 shares of Common Stock. All options granted under this Plan have been exercised, expired or canceled at March 31, 2000 and March 31, 1999.

During the year ended March 31, 1995, the Company adopted a stock option plan, the "1994 Stock Option Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock.

During the year ended March 31, 1997, the Company adopted a stock option plan, the "1996 Stock Option Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock. During the year ended March 31, 2000, the Board of Directors amended this Plan to increase the number of shares of Common Stock that may be granted under the Plan to 600,000.

The following tables summarize the activity in options under the
1994 and 1996 Stock Option Plans:
                                       Shares     Price Range
1994 Stock Option Plan:

Outstanding at March 31, 1998          267,750   $1.25 - $2.41

Granted                                 25,000   $1.75 - $2.31

Exercised                               41,250   $1.50 - $1.88

Expired or Canceled                     90,000   $1.75 - $2.41

Outstanding at March 31, 1999          161,500   $1.25 - $2.41

Exercisable at March 31, 1999          130,500   $1.25 - $2.41

Granted                                 89,000   $1.41 - $5.50

Exercised                              115,750   $1.75 - $2.38

Expired or Canceled                    10,750    $    1.25

Outstanding at March 31, 2000          124,000   $1.41 - $5.50

Exercisable at March 31, 2000           30,750   $1.41 - $5.50


1996 Stock Option Plan:

Outstanding at March 31, 1998          175,000   $1.88 - $2.13

Granted                                 74,250   $1.50 - $2.03

Expired or Canceled                     39,750   $1.88 - $2.00

Outstanding at March 31, 1999          209,500   $1.50 - $2.13

Exercisable at March 31, 1999          112,500   $1.50 - $2.13

Granted                                168,500   $1.32 -$11.00

Exercised                               48,375   $1.41 -$11.00

Expired or Canceled                     48,750   $1.50 - $2.13

Outstanding at March 31, 2000          280,875   $1.41 -$11.00

Exercisable at March 31, 2000           62,750   $1.41 -$11.00

8--CAPITAL STOCK, OPTIONS AND WARRANTS (CONT'D)


The following sets forth information concerning other outstanding options to purchase Common Stock:


Other Options:                               Shares     Price Range


Outstanding at March 31, 1998                170,000   $1.78 - $2.25

Granted                                       80,000   $1.50 - $2.31

Exercised                                     10,000   $2.125

Outstanding at March 31, 1999                240,000   $1.50 - $2.31

Exercisable at March 31, 1999                240,000   $1.50 - $2.31

Granted                                       62,500   $1.32 - $1.63

Exercised                                     70,000   $1.50 - $2.25

Outstanding at March 31, 2000                232,500   $1.32 - $2.31

Exercisable at March 31, 2000                232,500   $1.32 - $2.31



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

Pro forma net income (loss) had Statement 123 been applied would have resulted in a net loss of ($92,000) and net income, net of taxes, of approximately $220,000 for the years ended March 31, 2000 and 1999, respectively.



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


10--INTANGIBLES

Intangible assets at March 31, 2000 and 1999 are as follows:


                                                   2000        1999

Licensing agreements                             $100,000    $100,000
Patents                                            86,426      24,461

                                                  186,426     124,461
Less accumulated amortization                      64,048      48,964

                                                 $122,378    $ 75,497


11--RELATED PARTY TRANSACTIONS

Related party legal fees of $54,544 and $45,084 for the years ended March 31, 2000 and March 31, 1999, respectively, were to a firm of which a member is an officer and significant shareholder of the Company.


12--COMMITMENTS

The Company has entered into an employment agreement with a key employee terminating September 2001, which provides for a base salary of $58,500 per annum, plus three percent of the Company's pre-tax profits up to the level reported in the prior fiscal year and five percent of any such profits in excess of such amount.

The Company entered into a consulting agreement in connection with the acquisition of assets of Vectronics (Note 3) which expires in February 2001 and provides for a payment of $5,000 per month, plus a fee of 5% of sales over $600,000 to existing Vectronics' customers. The Company entered into two employment agreements with two employees in connection with the acquisition of MVS. The first expires in December 2001 and provided for compensation of $85,000 per annum. In January 2000, the Company and this employee amended this agreement to reduce the salary to $75,000 per annum through June 30, 2000 and to convert the agreement to a consulting agreement at an annual fee of $35,000 per annum, from July 1, 2000 through December 31, 2001. The second agreement expires in December 2000 and provides for a base salary of $72,000 per annum. In August 1999, the Company entered into a one year employment agreement with another employee, providing for a base salary of $105,000 per year. Each of these agreements provides for benefits and bonuses under certain conditions.


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


                        MICRONETICS WIRELESS, INC.
              SCHEDULE 8 - VALUATION AND QUALIFYING ACCOUNTS


                    Balance    Charged   Charged
                    at         to Costs  to                      Balance
                    Beginning  and       Other                   at End
Description         of Period  Expenses  Accounts Deductions(a)  of Period


Reserve for
Bad Debts            $50,766    $25,442      -          -         $76,208



(a) Write-off of accounts receivable against reserve.






                                   S-1



                          EXHIBIT INDEX



     21   Subidiaries of the Company

     23.1 Consent of Paul C. Roberts, C.P.A. dated June 16, 2000.


     23.2 Consent of Trochiano & Daszkowski LLP dated June 16,
          2000.


     27   Financial Data Schedule.