Form 10QSB
period 2000-06-30
MICRONETICS WIRELESS INC
filed 2000-08-01
CIK 820097

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

     3,966,317 shares of common stock, par value $.01 per share as of July 31, 2000.

            Page 1 of 12.  There is no Exhibit Index.




                    MICRONETICS WIRELESS, INC.



                              INDEX

                                                        Page No.


Part I.  Financial Information:


     Item 1.   Financial Statements.


               Consolidated Condensed Balance
               Sheets - June 30, 2000 and March             3-4
               31, 2000


               Consolidated Condensed Statements
               of Operations - Three Months Ended
               June 30, 2000 and June 30, 1999                5


               Consolidated Condensed Statement             6-7
               of Cash Flows - Three Months Ended
               June 30, 2000 and June 30, 1999


               Notes to Consolidated Condensed                8
               Financial Statements


     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                       9-10


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.             11


Signature                                                    12





                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     MICRONETICS WIRELESS, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               Assets

                                         June 30,       March 31,
                                          2000            2000
CURRENT ASSETS:
 Cash                                  $1,307,119      $1,424,988

Receivables
 Trade (net of allowance for
  doubtful accounts)                    1,085,365       1,007,134

Inventories (note 2)                    2,218,145       2,082,964

Prepaid expenses and other
 current assets                            76,086          52,553

Deferred tax asset                        174,512         185,222

Other current assets                       70,438         679,111

TOTAL CURRENT ASSETS                    4,931,665       4,820,772

FIXED ASSETS

Land                                      162,000         162,000
Building & Improvements                   861,843         855,969
Furniture, Fixtures, and
 Equipment                              2,067,027       2,026,007
Capitalized Leases                        143,703         143,703

 Gross Fixed Assets                     3,234,573       3,187,679
 Accumulated Depreciation
  and Amortization                      1,643,095       1,591,111

TOTAL (NET) FIXED ASSETS                1,591,478       1,596,568

OTHER ASSETS

Deposits                                    4,488           4,488
Intangibles (Net of
 Amortization)                            119,362         122,378
Goodwill                                  328,945         328,945

TOTAL OTHER ASSETS                        452,795         455,811

TOTAL ASSETS                           $6,975,938      $6,873,151




                     MICRONETICS WIRELESS, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity




                                        June 30,       March 31,
                                          2000           2000


CURRENT LIABILITIES:

 Short-term loans and capitalized
  leases                             $  178,678      $  203,287

 Accounts payable                       264,575         366,104

 Accrued expenses and taxes, other
  than income taxes                     217,316         166,199

 Income taxes payable                    19,629           7,389

TOTAL CURRENT LIABILITIES               680,198         742,979

LONG-TERM DEBT:

 Notes payable - Bank                   693,775         703,362

TOTAL LONG-TERM DEBT                    693,775         703,362

SHAREHOLDER'S EQUITY:

 Common stock                            39,652          39,419
 Additional paid - in capital         3,401,731       3,356,870
 Retained earnings                    2,160,582       2,030,521
 Treasury stock                               -               -

TOTAL SHAREHOLDERS' EQUITY            5,601,965       5,426,810

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $6,975,938      $6,873,151




                   MICRONETICS WIRELESS, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                                     Three Months Ended June 30,
                                        2000             1999



Operating revenues                   $1,498,822      $1,342,916

Cost of operations                      946,199         817,236

Gross profit                            552,623         525,680

Selling, general and
 administrative expenses                345,947         357,151

Research & development                   62,461          30,129

Operating income                        144,215         138,400

Other income (expense):
 Rental income                           21,400          16,050
 Interest income                         11,800           8,980
 Interest (expense)                     (15,336)        (19,391)
 Other income (expense)                  (9,148)          5,902

          Total                           8,796          11,541

Income before provision
 for income taxes                       153,011         149,941

Provision for income taxes               22,950          50,000

Net income                           $  130,061      $   99,941

Net income per share                 $     0.03      $     0.03

Weighted average number
 of shares outstanding                4,184,567       3,765,640




                     MICRONETICS WIRELESS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                        Three Months Ended June 30,
                                          2000              1999



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from operating
 Activities:

Net income                               $130,061         $ 99,941

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset             10,710           18,102

Depreciation and amortization              51,983           57,108

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets      (239,472)        (202,657)

(Increase) decrease in security
 deposits and other assets                  3,016              765

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                              (38,172)           1,478

Net cash provided (utilized)
 by operating activities                 $(81,874)        $(25,263)




                   MICRONETICS WIRELESS, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)


                                   Three Months Ended June 30,
                                      2000             1999



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets      $  (46,894)      $  (15,950)

Net cash provided (used) by
 investment activities             $  (46,894)         (15,950)

Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
    and capitalized leases            (34,196)         (47,643)

  Purchase of treasury shares               -          (38,615)

  Proceeds from stock options
   exercised                           45,094            6,750

Net cash provided (used)
 by financing activities           $   10,899       $  (79,508)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS               $ (117,869)      $ (120,721)

Cash and cash equivalents, at
 beginning of year                  1,424,988        1,164,661

CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $1,307,119       $1,043,940






                   MICRONETICS, WIRELESS, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of June 30, 2000 and 1999, the results of operations for the three month periods ended
          June 30, 2000 and 1999 and cash flows for the three month periods ended June 30, 2000 and 1999.

          While the Company believes that the
          disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2000.

          The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results of the full year.



Note 2.   Inventories are summarized below:



                         June 30, 2000       March 31, 2000

     Raw materials and
      work-in-process     $2,013,929           $1,882,992
     Finished goods          204,216              199,972

     Total                $2,218,145           $2,082,964

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.


     Results of Operations

     The Company had revenues of $1,498,822 and $1,342,916 for the three months ended June 30, 2000 and 1999, respectively, an increase of $155,876 or 11.6% in the current period. Gross profit as a percent of net sales declined to 36.9% in the current period from 39.1% during the corresponding period of the prior fiscal year. This was due primarily to product mix, the move of our VCO Products Group to a new facility and to the shipment of first units on certain orders of the Components Group. Selling, general and administrative expenses as a percent of net sales for the current period decreased to 23.1% from 25.1% during the corresponding period a year ago. Research and development expenses increased to 4.1% of net sales during the current period as compared to 2.2% of net sales a year ago.

     The Company had net income of $130,001, or $.03 per share, as compared to net income of $99,941, or $.03 per share, for the three month periods ended June 30, 2000 and 1999, respectively. The weighted average shares outstanding for the three months ended June 30, 2000 and 1999, were 4,184,567 and 3,765,640, respectively.


     Financial Condition

     The Company's working capital at June 30, 2000 was $4,251,467, an increase of $173,674 from $4,077,793, the working capital at March 31, 2000. The Company's current ratio was approximately 7.25 to 1.0 at June 30, 2000; it was approximately 6.5 to 1.0 at March 31, 2000.

     Net cash of $81,874 was used for operating activities during the three months ended June 30, 2000 as compared to $25,263 that was used by operating activities during the year earlier period. Net cash used by investing activities during the three months ended June 30, 2000 was $46,894 as compared to $15,950 during the year earlier period. This was due to the purchase of more new equipment during the current period. Net cash provided by financing activities during the three months ended June 30, 2000 was $10,899 as compared to the use of $79,508 during the year earlier period. This was largely due to the exercise of an increased number of stock options in the current period as contrasted with the purchase of treasury stock last year. As a result of these activities, the Company's cash position decreased by $117,869 during the current three months as compared to a reduction of $120,721 in the year ago period.


     Safe Harbor Statement


     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2000.




                  PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-16453 (the "Registration Statement").

     3.2  By-Laws of the Company incorporated by reference to
          Exhibit 3.2 of the Registration Statement.

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K
     During the quarter ended June 30, 2000, the registrant did not file any reports on Form 8-K.



                           SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                   (Registrant)



Dated: August 1, 2000              By:/s/Richard S. Kalin
                                      Richard S. Kalin,
                                      President (Principal
                                      Executive Officer)