Form 10QSB/A
period 2000-06-30
MICRONETICS WIRELESS INC
filed 2000-08-08
CIK 820097

FORM 10-QSB/A

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
                            (UNAUDITED)
                               Assets

                                         June 30,       March 31,
                                          2000            2000
CURRENT ASSETS:
 Cash                                  $1,307,119      $1,424,988

Receivables
 Trade (net of allowance for
  doubtful accounts)                    1,085,365       1,007,134

Inventories (note 2)                    2,218,145       2,082,964

Prepaid expenses and other
 current assets                            76,086          52,553

Deferred tax asset                        174,512         185,222

Other current assets                       70,438          67,911

TOTAL CURRENT ASSETS                    4,931,665       4,820,772

FIXED ASSETS

Land                                      162,000         162,000
Building & Improvements                   861,843         855,969
Furniture, Fixtures, and
 Equipment                              2,067,027       2,026,007
Capitalized Leases                        143,703         143,703

 Gross Fixed Assets                     3,234,573       3,187,679
 Accumulated Depreciation
  and Amortization                      1,643,095       1,591,111

TOTAL (NET) FIXED ASSETS                1,591,478       1,596,568

OTHER ASSETS

Deposits                                    4,488           4,488
Intangibles (Net of
 Amortization)                            119,362         122,378
Goodwill                                  328,945         328,945

TOTAL OTHER ASSETS                        452,795         455,811

TOTAL ASSETS                           $6,975,938      $6,873,151



                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                   (Registrant)



Dated: August 2, 2000              By:/s/Richard S. Kalin
                                      Richard S. Kalin,
                                      President (Principal
                                      Executive Officer)