Form 10QSB
period 2000-09-30
MICRONETICS WIRELESS INC
filed 2000-10-19
CIK 820097

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

     The number of shares outstanding of the issuer's common stock par value $.01 per share, as of October 16, 2000 was 4,058,692.

     Transitional Small Business Disclosure Format (check one):

Yes       No  X

                           Page 1 of 13

                    There is no Exhibit Index.



                    MICRONETICS WIRELESS, INC.


                              INDEX




Part I.  Financial Information:                          Page No.

     Item 1.   Financial Statements.

               Condensed Balance Sheets -                   3-4
                   September 30, 2000 and March
                   31, 2000

                   Condensed Statements of Operations-            5
                   Three Months Ended September 30, 2000
                   and 1999

                   Condensed Statements of Operations -           6
                   Six Months Ended September 30, 2000
                   and 1999

                   Condensed Statements of Cash Flows -         7-8
                   Six Months Ended September 30, 2000
                   and 1999

                   Notes to Condensed Financial                   9
                   Statements

         Item 2.   Management's Discussion and Analysis       10-11
                   or Plan of Operation.

Part II. Other Information:

         Item 2.   Changes in Securities                         12

         Item 4.   Submission of Matters to a Vote of
                   Security Holders.                             12

         Item 6.   Exhibits and Reports on Form 8-K.             12

Signature                                                        13





                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      MICRONETICS WIRELESS, INC.
                       CONDENSED BALANCE SHEETS
                             (UNAUDITED)
                                Assets


                                       September 30,         March 31,
                                           2000                2000

Current assets:
 Cash                               $1,480,660          $1,424,988

Receivables
 Trade (net of allowance for
 doubtful accounts)                  1,343,999           1,007,134

Inventories (note 2)                 2,294,352           2,082,964

Prepaid expenses and other
 current assets                        115,906              52,553

Deferred tax asset                     138,084             185,222

Other current assets                    70,438              67,911

Total current assets                 5,443,439           4,820,772

Fixed assets:

 Land                                  162,000             162,000

 Building & improvements               864,554             855,969

 Furniture, fixtures and
   equipment                         2,104,519           2,026,007

 Capitalized leases                    260,266             143,703

  Gross fixed assets                 3,391,339           3,187,679

  Accumulated depreciation and
    amortization                     1,702,830           1,591,111

Total (net) fixed assets             1,688,509           1,596,568

Other assets:

 Deposits                                4,488               4,488

 Intangibles (net of amortization)     116,591             122,378

 Goodwill                              328,945             328,945

Total other assets                     450,024             455,811

Total assets                        $7,581,972          $6,873,151

                    MICRONETICS WIRELESS, INC.
             CONDENSED BALANCE SHEETS
                          (UNAUDITED)
                 Liabilities and Shareholders' Equity



                                           September 30,        March 31,
                                              2000                2000


Current liabilities:

Short-term loans and capitalized
 leases                                 $  205,312       $  203,287

Accounts payable                           310,368          366,104

Accrued expenses and taxes, other
 than income taxes                         214,299          166,199

Income taxes payable                        37,236            7,389

Total current liabilities                  767,215          742,979

Long term debt:

Notes payable - bank
 and capitalized leases                    778,245          703,362

Total long-term debt                       778,245          703,362

Shareholders' equity:

 Common stock                               40,587           39,419
 Additional paid - in capital            3,578,872        3,356,870
 Retained earnings                       2,417,053        2,030,521

Total shareholders' equity               6,036,512        5,426,810

Total liabilities and
shareholders' equity                    $7,581,972       $6,873,151

                     MICRONETICS WIRELESS, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)




                                     Three Months Ended September 30,
                                        2000                  1999



Operating revenues               $1,996,032            $1,486,615

Cost of operations                1,156,265               853,001

Gross profit                        839,767               633,614

Selling, general and
 administrative expenses            459,560               423,807

Research & development
 expense                            44,812                43,216

Operating income                    335,395               165,591

Other income (expense):
 Rental income                       18,313                16,050
 Interest income                     10,659                 8,722
 Interest (expense)                 (22,873)              (19,120)
 Other income (expense)             (23,120)                6,329

          Total                     (17,020)               11,981

Income before taxes                 318,375               178,572

Provision for income taxes           61,905                24,000

Net income                       $  256,470            $  154,572

Net income per share             $     0.06            $     0.04

Weighted average number
 of shares outstanding            3,950,000             3,744,380

                      MICRONETICS WIRELESS, INC.
                  CONDENSED STATEMENT OF OPERATIONS
                             (UNAUDITED)





                                      Six Months Ended September 30,
                                         2000                1999


Operating revenues                $3,494,854          $2,829,531

Cost of operations                 2,102,464           1,670,237

Gross profit                       1,392,390           1,159,294

Selling, general and
 administrative expenses             805,507             780,958

Research & development expense       107,273              73,345

Operating income                     479,610             304,991

Other income (expense):
 Rental income                        39,713              32,100
 Interest income                      22,459              17,702
 Interest (expense)                  (38,129)            (38,511)
 Other income (expense)              (32,267)             12,231

          Total                       (8,224)             23,522

Income before taxes                  471,386             328,513

Provision for income taxes            84,855              74,000

Net income                        $  386,531          $  254,513

Net income per share              $     0.10          $     0.07

Weighted average number
 of shares outstanding             3,950,000           3,744,380

                      MICRONETICS WIRELESS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)




                                            Six Months Ended September 30,
                                               2000              1999


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Operating
 Activities:

Net income                              $386,532          $254,513

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset             47,138            18,102

Depreciation and amortization             119,666           116,079

Changes in assets and liabilities:
 (Increase) decrease in accounts
   receivable, inventories, prepaid
   expenses and other current assets     (616,293)         (479,022)

(Increase) decrease in security
  deposits                                      -               765

(Decrease) increase in accounts
  payable accrued liabilities,
  notes payable and other current
  liabilities                              24,326           106,409

Net cash provided (utilized)
 by operating activities                $ (38,631)         $ 16,846

                      MICRONETICS WIRELESS, INC.
              CONDENSED STATEMENTS OF CASH FLOWS (CONT.)
                             (UNAUDITED)





                                            Six Months Ended September 30,
                                              2000               1999


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets           $ (203,660)       $ (106,432)

Net cash provided (used) by
 investment activities                    (203,660)         (106,432)

Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
     and capitalized leases                 74,883           (91,502)

  Proceeds from stock options
    exercised                              223,170            41,562

  Purchase of treasury stock                    -          (111,618)

Net cash provided (used)
 by financing activities                   298,053          (161,558)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                   55,672          (251,144)

Cash and cash equivalents, at
 beginning of year                       1,424,988         1,164,661

CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                          $1,480,660        $  913,517

                      MICRONETICS WIRELESS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  In the opinion of the Company, the accompanying
              unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and 1999, the results of operations for the three month and six month periods ended September 30, 2000 and 1999 and cash flows for the six month periods ended September 30, 2000 and 1999.

              While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2000.

              The results of operations for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results of the full year.


Note 2.  Inventories are summarized below:


                              September 30, 2000       March 31, 2000


         Raw materials and
          work-in-process         $2,087,498             $1,882,992
         Finished goods              206,854                199,972

     Total                    $2,294,352             $2,082,964









Item 2.  Management's Discussion and Analysis or Plan of Operation.


         Results of Operations

         The Company had revenues of $1,966,032 and $1,486,615 for the three months ended September 30, 2000 and 1999, respectively, an increase of $509,417 or 34% compared to the prior period. This was largely due to growth in the Equipment and VCO Products Divisions.
The Company had net income of $256,470 or $.06 per share, as compared with net income of $154,572 or $.04 per share, for the three month periods ended September 30, 2000 and 1999, respectively, an increase of $101,898 or 66%.

         The Company had revenues of $3,494,854 and $2,829,531 for the six months ended September 30, 2000 and 1999, respectively, an increase of $665,323 or 23% over the prior period. This was largely due to growth in the Equipment and VCO Products Divisions offset partially by a modest decline in its Components Division
(which occurred largely in the first quarter while we were in the process of transferring to manufacturing more complex microwave integrated subassemblies). The Company had net income of $386,531 or $.10 per share, and $254,513 or $.07 per share, for the six month periods ended September 30, 2000 and 1999, respectively, an increase of $132,018 or 51%.

         Gross profit as a percent of net sales for the three months ended September 30, 2000 was 42.1% compared to 42.6% during the corresponding period of the prior fiscal year. For the six month periods ended September 30, 2000 and 1999, gross profit as a percent of net sales was 39.8% and 41.0%, respectively. Selling, general and administrative expenses ("SG&A") as a percent of net sales for the three months ended September 30, 2000 decreased to 23.0% as compared to 28.5% in the prior year. For the six month period ended September 30, 2000, SG&A as a percent of net sales decreased to 23.0% from 27.6% in the year earlier period. SG&A expenses as a percent of net sales decreased during the current periods primarily due to allocating SG&A expenses against a larger sales base. Research and development expenses ("R&D") as a percent of net sales decreased to 2.2% during the three month period ended September 30, 2000 as compared to 2.9% in the year earlier period. R&D expenses as a percent of net sales increased to 3.1% during the six month period ended September 30, 2000 as compared to 2.6% in the prior year period.


         Financial Condition

         The Company's working capital at September 30, 2000 was
$4,676,000.  It was $4,078,000 at March 31, 2000.  The Company's
current ratio was 7.1 to 1.0 at September 30, 2000, as compared to
6.5 to 1.0 at March 31, 2000.

         The Company used cash from operating activities in the amount of $38,631 during the six months ended September 30, 2000 as compared to generating cash in the amount of $16,846 in the year earlier period. The Company purchased $203,660 of new equipment and improvements to its headquarters facility and its new facility for its VCO Products Division, during the six months ended
September 30, 2000, as compared to $106,432 in the year ago period. The Company provided $298,053 from financing activities during the six months ended September 30, 2000, as compared to a use of $161,558 related to the year earlier period. During the current period, the Company increased debt to purchase equipment and received proceeds from the exercise of stock options; in the year ago period, the Company reduced debt and purchased treasury shares.
As a result, the Company's cash and cash equivalents increased from $1,424,988 at March 31, 2000 to $1,480,660 at September 30, 2000.


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

                   PART II - OTHER INFORMATION


Item 2.  Changes in Securities.

         On September 20, 2000, the Company issued 50,000 shares of Common Stock to an executive officer of the Company upon exercise of a non-incentive stock option previously granted.


Item 4.  Submission of Matters to a Vote of Security Holders.

         On September 7, 2000, the Company held its Annual Meeting of Shareholders (the Meeting"). Three matters were voted upon at the Meeting. The first matter was the election of three directors.
All of the nominees were elected. The second matter was a proposal to approve an amendment of the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Company from 10,000,000 to 25,000,000. Of the 3,495,114 shares authorized to vote and present at the Meeting for this matter, 3,327,757 votes were cast in favor, 167,357 votes were cast against and 2,488 abstained. The third matter was the proposal to approve the amendment of the Company's 1996 Stock Option Plan increasing the number of shares of Common Stock for which options are authorized to be granted under such Plan from 300,000 to 900,000 shares. Of the 1,578,278 shares authorized to vote and present at the Meeting for this matter, 1,399,053 votes were cast in favor, 179,222 votes were cast against and 8,058 shares abstained.


Item 6.  Exhibits and Reports on Form 8-K.

  (a)     Exhibits.

         3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 83-16453 (the "Registration Statement").

         3.2  By-Laws of the Company incorporated by reference to
              Exhibit 3.2 of the Registration Statement.

         27   Financial Data Schedule.

   (b)   Reports on Form 8-K.


         During the quarter ended September 30, 2000, the registrant did not file any reports on Form 8-K.

                            SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MICRONETICS WIRELESS, INC.



Dated: October 19, 2000              By:/s/Richard S. Kalin
                                             Richard S. Kalin,
                                             President and (Principal
                                             Executive Officer)
































N:\ANNE\DATA\MICRO\SEC\10-QSB.S00