Form 10QSB
period 2000-12-31
MICRONETICS WIRELESS INC
filed 2001-01-25
CIK 820097

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

     As of January 12, 2001, 4,067,067 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one);

Yes       No  X

                    MICRONETICS WIRELESS, INC.



                              INDEX

                                                         Page No.

Part I.  Financial Information.

     Item 1.   Financial Statements.

               Condensed Balance Sheets -
               December 31, 2000 and March                  3-4
               31, 2000

               Condensed Statements of Operations-
               Nine Months Ended December 31, 2000
               and 1999                                     5

               Condensed Statements of Operations -         6
               Three Months Ended December 31, 2000
               and 1999

               Condensed Statement of Cash Flows -          7-8
               Nine Months Ended December 31, 2000
               and 1999

               Notes to Condensed Financial                 9
               Statements

     Item 2.   Management's Discussion and Analysis         10-11
               of Financial Condition and
               Results of Operations.

Part II.  Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.            12

     Signature                                              13

                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     MICRONETICS WIRELESS, INC.

                      CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                              Assets

                                   December 31,         March 31,
                                       2000                2000
Current assets:
 Cash                               $1,605,741         $1,424,988
 Receivables (net of
  allowance for doubtful
  accounts)                          1,496,606          1,007,134

 Inventories                         2,433,164          2,082,964

 Prepaid expenses                      121,931             52,553

 Deferred tax asset                    135,388            185,222

 Other current assets                   70,438             67,911

Total current assets                 5,863,268          4,820,772

Fixed assets:
 Land                                  162,000            162,000

 Building and improvements             864,554            855,969

 Furniture, fixtures and
  equipment                          2,213,263          2,026,007

 Capitalized leases                    198,266            143,703

  Gross fixed assets                 3,438,083          3,187,679
  Accumulated depreciation and
    amortization                     1,757,781          1,591,111

Total (net) fixed assets             1,680,302          1,596,568

Other assets:
 Deposits                                4,488              4,488

 Intangibles (net of amortization)     113,942            122,378

 Goodwill                              328,945            328,945

Total other assets                     447,375            455,811

Total assets                        $7,990,945         $6,873,151
              MICRONETICS WIRELESS, INC.
           CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity





                                   December 31,         March 31,
                                      2000                2000


Current liabilities:

 Short-term loans and capitalized
  leases                           $ 171,207           $  203,287

 Accounts payable                    396,890              366,104

 Accrued expenses and taxes, other
  than income taxes                  247,096              166,199

 Income taxes payable                 53,713                7,389

 Total current liabilities           868,906              742,979

Long-term debt:

 Notes payable - bank                777,826              703,362

 Total long-term debt                777,826              703,362

Shareholders' equity:

 Common stock                         40,668               39,419
 Additional paid - in capital      3,582,088            3,356,870
 Retained earnings                 2,721,457            2,030,521

Total shareholders' equity         6,344,213            5,426,810

Total liabilities and
shareholders' equity              $7,990,945           $6,873,151

                     MICRONETICS WIRELESS, INC.

                 CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)



                                    Nine Months Ended December 31,
                                       2000               1999


Operating revenues                  $5,570,439         $4,495,300

Cost of operations                   3,200,631          2,804,457

Gross profit                         2,369,808          1,690,843

Selling, general and
 administrative expenses             1,288,945          1,175,964

Research and development
 expense                               211,706             99,546

Operating income                       869,157            415,333

Other income (expense):
 Rental income                          53,175             43,300
 Interest income                        39,910             25,789
 Interest (expense)                    (56,274)           (57,089)
 Other income                         (108,385)            17,846

          Total                        (71,574)            29,846


Income before taxes                    797,583            445,179

Provision for income taxes             106,648             47,000

Net income                          $  690,935         $  398,179

Net income per share                $     0.17         $     0.11

Weighted average number
 of shares outstanding               4,002,224          3,788,800

                   MICRONETICS WIRELESS, INC.
CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)



                                   Three Months Ended December 31,
                                      2000                1999



Operating revenues                 $2,075,585          $1,665,769

Cost of operations                  1,098,167           1,097,519

Gross profit                          977,418             568,250

Selling, general and
 administrative expenses              483,438             395,006

Research and development expense      104,433              62,902

Operating income                      389,547             110,342

Other income (expense):
 Rental income                         13,462              11,200
 Interest income                       17,451               8,087
 Interest (expense)                   (18,145)            (18,578)
 Other income (expense)               (76,118)              5,615

          Total                       (63,350)              6,324

Income before taxes and
 extraordinary item                   326,197             116,666

Provision for income taxes             21,793             (27,000)

Net income                         $  304,404          $  143,666

Net income per share               $      .08          $      .04

Weighted average number
 of shares outstanding              4,002,224           3,788,800

                  MICRONETICS WIRELESS, INC.
  CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)



                                   Nine Months Ended December 31,
                                      2000                1999



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Operating
 Activities:

Net income                          $ 690,935          $ 398,179

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset         49,834             12,000

Depreciation and amortization         179,224            164,868

Changes in assets and liabilities:

(Increase) decrease in accounts
 receivable, inventories, prepaid
 expenses and other current assets   (915,694)      (571,825)

(Increase) decrease in security
 deposits                                       -                      (3,722)

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                                          125,927              2,835

Net cash provided
 by operating activities                  $ 130,226           $  2,335

                     MICRONETICS WIRELESS, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)



                                    Nine Months Ended December 31,
                                       2000               1999



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS (CONTINUED):

Cash Flows from Investment
 Activities:

(Additions) to fixed assets         $ (250,404)        $ (133,784)

Net cash provided (used) by
 investment activities                (250,404)          (133,784)

Cash Flows from Financing
 Activities:

 (Reduction) of debt
  and capitalized leases                74,464           (121,245)

 Proceeds from stock options
  exercised                            226,467            312,772

 Purchase of treasury stock                  -           (111,618)

Net cash provided (used)
 by financing activities            $  300,931         $   79,909

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                   180,753            (51,540)

Cash and cash equivalents, at
 beginning of year                   1,424,988          1,164,661

CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                      $1,605,741         $1,113,121

                     MICRONETICS WIRELESS, INC.

             NOTES TO BE CONDENSED FINANCIAL STATEMENTS



Note 1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2000 and 1999, the results of operations for the three and nine month periods ended December 31, 2000 and 1999 and cash flows for the nine month periods ended December 31, 2000 and 1999.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2000.

          The results of operations for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results of the full year.



Note 2.   Inventories are summarized below:



                           December 31, 2000   March 31, 2000

     Raw materials and
      work-in-process        $2,229,572           $1,882,992
     Finished goods             203,592              199,972

     Total                   $2,433,164           $2,082,964

Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.


     Results of Operations

     The Company had revenues of $2,075,585 and $1,665,769 for the three months ended December 31, 2000 and 1999, respectively, representing an increase of $409,816 or approximately 24.6%. This was largely due to increased sales in the Company's Test Solutions and VCO Products Groups offset by a modest reduction in sales in the Company's Control Components Group. The Company's net income increased to $304,404, or $.08 per share, as compared with net income of $143,666, or $.04 per share, for the three month periods ended December 31, 2000 and 1999, respectively. This represents an increase of $160,738 or approximately 111.8% in the current period. The per share number is based on an increased weighted average number of shares outstanding of 4,002,224 during the current period as compared to 3,788,800 in the year ago period.

     The Company had revenues of $5,570,439 and $4,495,300 for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of $1,075,139 or approximately 23.9%. This was due to similar reasons as that set forth above for the current quarter. The Company had net income of $690,935, or $.17 per share, and $398,179 or $.11 per share, for the nine month periods ended December 31, 2000 and 1999, respectively. This represents an increase of $292,756 or approximately 73.5% in the current period.

     Gross profit as a percent of net sales for the three and nine month periods ended December 31, 2000 were 47.1% and 42.5%, respectively, as compared to 34.1% and 37.6%, respectively, during the corresponding periods of the prior fiscal year. This was largely due to product mix. Selling, general and administrative ("SG&A") expenses as a percent of net sales for the three months ended December 31, 2000 was 23.3% as compared to 23.7% in the prior year. For the nine month period ended December 31, 2000, SG&A as a percent of net sales was 23.1% as compared to 26.2% for the prior period. This was due to spreading out SG&A expenses over a larger sales base during the current periods. Research and development ("R&D") expense increased to 5.0% of net sales from 3.8% of net sales for the three months ended December 31, 2000 as compared to the prior year. For the nine month period ended December 31, 2000, R&D expenses increased to 3.8% of net sales as compared to 2.2% of net sales in the corresponding period of the prior year. This was due to increased activity toward developing new products in the Company's Testing Solutions and VCO Products Groups.


     Financial Condition

     The Company's working capital at December 31, 2000 was
$4,994,362.  It was $4,077,793 at March 31, 2000.  The Company's
current ratio at December 31, 2000 was 6.74 to 1.  At March 31,
2000, it was 6.49 to 1.

     Net cash provided by operations in the nine months ended December 31, 2000 was $130,226 as compared to $2,335 in the prior year. This increase was largely due to increased net income during the current period. Net cash utilized from investment activities was $250,404 during the nine months ended December 31, 2000 as compared to $133,784 used in the prior year. This increase was primarily due to the purchase of new equipment during both periods. Net cash provided by financing activities during the nine months ended December 31, 2000 was $300,931, as compared to $79,909 during the prior year period. This was largely due to proceeds from the exercise of stock options and increases in capitalized leases from the purchase of equipment during the current period, as compared to proceeds from the exercise of stock options offset partially by increased repayment of debt and repurchase of treasury stock during the prior period.


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


     (b)  Reports on Form 8-K.

          During the quarter ended December 31, 2000, the registrant did not file any reports on Form 8-K.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                   (Registrant)



   Dated: January 25, 2001    By:/s/Richard S. Kalin
                                             Richard S. Kalin,
                                              President



































N:\RSKLAW\MICRONET\10Q-DEC.00