Form 10KSB
period 2001-03-31
MICRONETICS WIRELESS INC
filed 2001-06-11
CIK 820097

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $7,793,306.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $11,840,232 based on the closing price of $4.40 of the issuer's Common Stock, par value $.01 share, as reported by Nasdaq on June 4, 2001.

     On May 16, 2001, there were 4,008,319 shares of the issuer's Common Stock outstanding.

     The Proxy Statement of the registrant to be filed on or before July 29, 2001 is incorporated by reference to Part III herein.

     Transitional Small Business Disclosure Format: Yes     No  X

                             Page 1 of 40
                              Part I


     This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Micronetics Wireless, Inc. (together with its subsidiaries, the Company"). Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under Management's Discussion and Analysis of Financial Condition and Results from Operations" and Description of Business" identify important factors that could cause or contribute to such differences.


ITEM 1.    Description of Business.

     Business Development

     The Company was incorporated in New Jersey in 1975 and reincorporated in Delaware in 1987. In January 1999, the Company acquired Microwave & Video Systems, Inc. ("MVS") and in February 1999, the Company acquired Vectronics Microwave Corporation ("Vectronics").

     Business of Issuer

     Headquartered in Hudson, NH, Micronetics manufactures and designs test equipment, sub-assemblies and components that are used to test the strength, durability and integrity of communication signals in communications and internet infrastructure equipment. Micronetics also manufactures microwave and radio frequency (RF) components and integrated subassemblies used in a variety of commercial wireless and military products. Micronetics' products are used in or test communication and internet infrastructure equipment (including wireless base stations, repeaters, and cable modem equipment), fixed terminal point-to-point/multi-point data radios, consumer subscriber products (cellular/PCS/satellite handsets), home networking equipment and military/aerospace platforms (satellite communications, electronic warfare and electronic counter-measures).

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

    A key driver of demand for the Company's products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, the role of test is critical for the rapid commercialization of reliable products required for the increased demands necessitated by broadband and wireless communication technologies. As the speed to market challenge increase, larger companies are relying increasingly on other companies to manufacture a module or integrated subassembly. This module or subassembly is then assembled by the larger company into an integrated piece of equipment and sold to a customer. Micronetics has been aggressively seeking to capitalize on this trend by increasing its capability of marketing integrated subassemblies in both its Test Solutions Components and Subassembly Divisions.

    Products: Micronetics' products may be classified into four product groups: (1) Test Solutions Products; (2) Noise-based Test
Components; (3) Control Components and Integrated Subassemblies;
and (4) Voltage Controlled Oscillators (VCOs):

    (1) Test Solutions Products. Micronetics offers several noise-based test solution platforms specifically designed to serve the wireless telecommunications and satellite communication markets employing such application standards as TDMA, CDMA, GSM, PCS, and other markets employing cable modem transmission and other internet infrastructure applications. Instruments based on these platforms perform a variety of tests which are used in performance verification and the emulation of impairments in cellular/PCN/PCS, satellite and cable modem communication systems. The Company's equipment is substantially based on the following four platforms:
(1) Carrier-to-Noise ("CNG"); (2) Integrated Multipath Fading Emulator/CNG; (3) Noise Generators and (4) Hand-Held Power Meters.

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

         B. Multipath Fading Emulators/CNG Platform. Instruments based on this platform are able to emulate a wireless communications channel with a multitude of reflected RF signal paths and perform many different testing scenarios based on path fading, delay spread and other parameters. The Company believes this is the first instrument to include in one instrument equipment capable of performing these two functions.

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

         D.   Hand-Held Power Meters. In February 2001, the
Company acquired the hand-held power meter line from Giga-tronics, Inc., a leading manufacturer of power meters. This instrument is sold on a standard line basis and is a component of other test equipment manufactured by the Company.

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

    The Company's solid-state control components and subassemblies are used widely in military (MIL) ground-based, shipboard and airborne radar for tracking and simulation, phased array radar, electronic warfare systems, ELINT and tactical/satellite communications systems. To a lesser extent, Micronetics'
        solid-state control components have commercial applications such as wireless communications, radar surveillance and test equipment support systems. Typical functions include pulse shaping, attenuating, automatic gain control, duplexing and receiver protection. Much of Micronetics' product are used in high end radar simulation and electronic intelligence (ELINT) markets. The Company's products are typically designed to handle 100 watts average power, with peak power levels to 10KW. Micronetics offers a range of package styles, in both connectorless and connectorized types, including surface mount, drop-in and microstrip. It also manufactures subassemblies encompassing products in each of these categories.

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

    Sales and Marketing

    The Company's sales are made primarily through direct sales personnel or through independent sales representatives who promote and solicit orders for the Company's products on a commission basis in exclusive marketing territories. The Company selects its sales representatives on the basis of technical and marketing expertise, reputation within the industry and financial stability. These sales representatives represent other manufacturers with products complementary to, rather than competitive with, the Company's products.

    The Company also uses various methods to promote its products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website. The Company increased its advertising expenditures during Fiscal 2001 and intends to further expand these activities in its current fiscal year.

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

    In the Company's fiscal year ended March 31, 2001 ( Fiscal 2001") and fiscal year ended March 31, 2000 ( Fiscal 2000"), the approximate mix of customer orders was 75% and 65%, respectively, for commercial applications and 25% and 35%, respectively, for MIL applications, of which approximately 10% is directly to the MIL.

    Customers

    The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or MIL marketplace. Many of those customers are prime contractors for MIL work or larger Fortune 500 companies with world-wide operations. Management believes it has a strong reputation for high performance products.

    Key customers of the Company include Adtran, Airspan, Alcatel, BAE Systems, Cisco, Datron, Ericsson, Hughes, L-3 Communications, Lockheed Martin, Lucent Technologies, Motorola, NEC, Northrop Grumman, Raytheon and Teradyne. The Company's customers buy products from the Company on the basis of purchase orders, rather than long-term supply contracts.

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

    Its primary competitor in the noise-based test component market is Wireless Telecom Group, Inc. In the noise-based test instrument market, the Company's primary competitors are Spirent
Communications and Agilent.

    Research and Development

    The Company maintains an engineering staff of seven individuals as of May 31, 2001, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation and were approximately $270,000 and $165,000 for Fiscal 2001 and Fiscal 2000, respectively.

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

    Employees

    As of May 31, 2001, the Company had 66 full-time employees including eight engaged in management and administration, seven in engineering, 45 in production and testing and six in sales. It also periodically engages consultants to assist it in various engineering-related activities. The Company believes that its employee relations are good.

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

    The Company has registered "Micronetics," as a trademark with the U.S. Patent and Trademark Office. It has also filed applications for "Innovation For the Future" and Wave 3G" with the U.S. Patent and Trademark office. Their is no assurance that either of these marks will be allowed to be registered.

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

    The Company operates its Micronetics/VCO Products Group out of a 2,500 square foot facility located at 14 Friars Drive, Hudson, NH. The building is located in an industrial park, is in good condition and is leased from an unaffiliated entity.


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

    The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 1999 until May 17, 2001 as reported by Nasdaq, were as follows:


                                      Bid Prices

                                  High            Low

Quarter Ended

Fiscal 2000

    First Quarter          2.625         1.0625
    Second Quarter  5.6875        1.25
    Third Quarter       8.6875        2.25
    Fourth Quarter           50         2.25


Fiscal 2001

    First Quarter         15.6875        1.5
    Second Quarter     14.875         3.0
    Third Quarter            7.25           1.5
    Fourth Quarter         6.625         1.5


Fiscal 2002

    First Quarter          4.625         3.8


    These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    (b) The number of holders of record of the Common Stock as of May 17, 2001 was 269. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in "street" name.

    (c) The Company has not paid any cash dividends during its two most recent fiscal years, nor any subsequent interim period. Under the Company's loan agreement with Bank of New Hampshire (the "Bank"), it is restricted from paying dividends without the consent of the Bank.


ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

    (a)  Results of Operations.

    Net sales for Fiscal 2001 were $7,793,306 as compared to net sales of $6,205,513 for Fiscal 2000, an increase of $1,587,793 or 26%. This was primarily due to increased sales from the Testing
Solutions and VCO Products Groups.

    Gross profit as a percentage of net sales decreased to 31.8% in Fiscal 2001 from 37.4% in Fiscal 2000. This was largely due to the transition to manufacturing of integrated subassemblies in the Components and Subassemblies Group and establishment of a $105,000 inventory obsolescence reserve. Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased to 14.5% in Fiscal 2001 from 25.0% in Fiscal 2000. This decrease in SG&A was attributable primarily to the increase in sales in Fiscal 2001, the reallocation of certain personnel to direct sales activity and research and development expense ( R&D"). R&D expenses increased to $270,484 from $164,521. This increase was used primarily to develop new products which increase is expected to continue during the Company's current fiscal year.

    The Company had net income for Fiscal 2001 of $873,232, or $.22 per share, basic, and $.21 per share, diluted. This compared to net income of $738,391 or $.19 per share basic and $.18 per share diluted, during Fiscal 2000. This is primarily due to increased sales, especially in the Test Solutions and VCO Products Groups. In addition, net income for Fiscal 2001 and Fiscal 2000 was positively impacted by a benefit from income taxes as a result of the exercise of stock options by certain employees during Fiscal 2001 and Fiscal 2000, although to a significantly lesser extent in Fiscal 2001. The weighted average shares outstanding increased to 4,025,701 basic, and 4,216,739 diluted, for Fiscal 2001, as compared to 3,821,352 basic and 4,201,343 diluted, for Fiscal 2000.

    (b)  Liquidity and Capital Resources.

    On March 31, 2001, the Company's working capital was
$4,931,053 as compared with working capital of $4,077,793 at March 31, 2000. This reflects a current ratio of 6.6 to 1 at March 31, 2001 as compared to 6.5 to 1 at March 31, 2000.

    Net cash of $563,365 was provided by operating activities during Fiscal 2001 as compared to $375,597 during Fiscal 2000.
Cash was generated by larger net income in Fiscal 2001 offset by an increased inventory level at March 31, 2001. Net cash used by investing activities during Fiscal 2001 was $616,195 as compared to net cash used by investing activities of $145,062 during Fiscal 2000. The Company purchased $252,125 of equipment and the line of hand-held power meters from Giga-tronics, Inc. during Fiscal 2001. Net cash provided by financing activities during Fiscal 2001 was $200,923 as compared to $29,792 during Fiscal 2000. This was largely due to increased repayment of debt, increased repurchase of shares of Common Stock and increased exercises of employee stock options, in Fiscal 2000, as compared to lower repayment of debt, less exercise of stock options and less repurchase of shares of Common Stock, in Fiscal 2001.

    In accordance with loans from the Bank of New Hampshire, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios.


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


(a) (1) Financial Statements                                 Page

    Report of Independent Auditor                               F-1

    Balance Sheets - March 31, 2001 and 2000        F-2 - F-3

    Consolidated Statements of Income For the
    Years ended March 31, 2001 and 2000               F-4

    Consolidated Statements of Changes in Share-
    holders' Equity For the Years ended March 31,
    2001 and 2000                                                         F-5

    Consolidated Statements of Cash Flows For the
    Years ended March 31, 2001 and 2000             F-6 - F-7

    Notes to Consolidated Financial Statements,
    March 31, 2001 and 2000.                                     F-8 - F-20


(a) (2)  Financial Statement Schedules

    Schedule 8 - Valuation and Qualifying Accounts    S-1



ITEM 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure.

        None.


                             PART III


        The information to be contained in Items 9-12 herein is incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2001.






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

        10.3 Sixth Amendment to Sublease Agreement dated February assigned to the Company between Jokah Realty, L.L.C and Ames Textile Corporation.

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

        21  List of Subsidiaries of the Company.

        23.1       Consent of Trochiano & Daszkowski, LLP dated June 8,
                   2001.


(b)     Reports on Form 8-K.

        None

                             SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MICRONETICS WIRELESS, INC.



Dated: June 8, 2001    By:/s/Richard S. Kalin
                                         Richard S. Kalin,
                                         Chairman and President



        In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                       Date


/s/Richard S. Kalin   Chairman and President       June 8, 2001
Richard S. Kalin       (principal executive,
                                    operating and financial
                                    officer)



/s/David Siegel              Director                     June 8, 2001
David Siegel



/s/Barbara Meirisch          Director                     June 8, 2001
Barbara Meirisch



/s/Donna Hillsgrove          Controller                   June 8, 2001
Donna Hillsgrove        (principal accounting
                   officer)




          TROCHIANO & DASZKOWSKI LLP
                         1303 Clove Road
                     Staten Island, NY 10301

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Micronetics Wireless, Inc.
Hudson, NH

        We have audited the accompanying balance sheets of Micronetics Wireless, Inc. and Subsidiary as of March 31, 2001 and 2000, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Micronetics Wireless, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Micronetics Wireless, Inc. and Subsidiary as of March 31, 1999, were audited by other auditors whose report expressed an unqualified opinion on those statements. In connection with our audit of the financial statements, we have also audited the financial statement schedules as listed in the accompanying index.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micronetics Wireless, Inc. and Subsidiary as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.



/s/Trochiano & Daszkowski, LLP
Trochiano & Daszkowski, LLP
Staten Island, NY
June 8, 2001

           MICRONETICS WIRELESS, INC. AND SUBSIDIARY
            CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2001 AND 2000

                               ASSETS

                                                                2001             2000
Current assets:
   Cash and cash equivalents          $1,573,081    $1,424,988

  Accounts receivable, net of
        allowance for doubtful accounts
        of $70,538 and $76,208 at March 31,
   2001 and 2000, respectively              1,561,157       977,187
  Inventories                                             2,555,172     2,082,964
  Prepaid expenses                                        88,037        52,553
  Deferred tax asset                                                  -       185,222
  Other current assets                                     46,311        97,858

         Total current assets                         5,823,758     4,820,772

Property and Equipment:
   Furniture, fixtures and equipment         2,542,903     2,026,007
  Equipment held under capital leases     146,253       143,703
  Building and improvements                      956,246       855,969
  Land                                                               162,000       162,000

                                                                      3,807,402     3,187,679
  Less: accumulated depreciation
    and amortization                                    1,835,597     1,591,111

                                                                      1,971,805     1,596,568
Other assets:
 Security deposits                                                960         4,488
 Intangibles, net of accumulated
  amortization of $79,132 and
  $64,048 at March 31, 2001 and
  March 31, 2000, respectively                      107,294       122,378
 Goodwill, net of accumulated
  amortization of $16,910 and $8,435
  at March 31, 2001 and March 31,
  2000, respectively                                        320,471       328,945

                                                                           428,725       455,811

Total assets                                               $8,224,288    $6,873,151

    See accompanying notes to consolidated financial statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2001 AND 2000

                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            2001            2000
Current liabilities:
   Note payable - bank, current
    portion                                        $   15,771     $   84,948
   Current portion - capital leases
        payable                                         47,693         37,011
  Other notes payable                         12,568         81,328
  Accounts payable                          482,295        358,804
  Accrued expenses and taxes, other
   than income taxes                        307,903        173,499
   Income taxes payable                     26,475          7,389

         Total current liabilities             892,705        742,979

Noncurrent liabilities:
  Long-term debt -- net of current
    portion
  Note payable - bank                        376,443        703,362
  Capitalized lease obligations             83,115              -
   Notes payable - other                        299,983              -

                                                                759,541        703,362

Total liabilities                                  1,652,246      1,446,341

Shareholders' equity:
   Preferred stock - $.10 par value;
    authorized - 100,000 shares;
    issued and outstanding - 0 shares
    at March 31, 2001 and 2000
   Common stock - $.01 par value;
    authorized - 10,000,000 shares;
    issued and outstanding - 4,088,317
    and 3,941,942 shares at March 31,
    2001 and 2000, respectively               40,883         39,419

   Additional paid - in capital             3,627,406      3,356,870
  Retained earnings                           2,903,753      2,030,521

                                                               6,572,042      5,426,810
Total liabilities and shareholders'
 equity                                                 $8,224,288     $6,873,151

    See accompanying notes to consolidated financial statements.
         MICRONETICS WIRELESS, INC. AND SUBSIDIARY
1080:               CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED MARCH 31, 2001 AND 2000



                                                                       2001             2000

Net sales                                                   $7,793,306       $6,205,513
Cost of sales                                                 5,315,344        3,882,334

Gross profit                                                    2,477,962        2,323,179

Selling, general and administrative
 expenses                                                        1,134,550        1,551,418
Research and development expenses          270,484          164,521
Legal fees - related party                                      62,324           54,544

                                                                            1,467,358        1,770,483

Income from operations                                  1,010,604          552,696

Other income (expense):
   Interest income                                                    68,110           38,550
   Interest expense                                                 (67,782)         (77,160)
   Rental income                                                       77,100           59,350
  Gain on sale of equipment                                            -           14,875

                                                                                   77,428           35,615

Income before provision for income
 taxes                                                                  1,088,032          588,311
Provision for (benefit from) income
 taxes                                                                     214,800         (150,080)

Net income                                                       $  873,232       $  738,391

Basic and diluted earnings
 per common share:

 Net income - Basic                                               $.22             $.19

 Net income - Diluted                                              $.21             $.18

Weighted average shares outstanding:
   Basic                                                            4,025,701        3,821,352
   Diluted                                                         4,216,739        4,201,343



     See accompanying notes to consolidated financial statements.


             MICRONETICS WIRELESS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2001 AND 2000





                                  Common Stock          Additional
                                                   Par                Paid-In         Retained
                                  Shares    Value           Capital          Earnings       Total

Balance -
 March 31, 1999   3,762,825  $37,628   $3,094,153     $1,292,130    $4,423,911

Shares issued upon
  exercise of
  options                  233,167       2,332         344,003                                  346,335

Purchase of
  Common Stock    (54,050)     (541)          (81,286)                                    (81,827)

Net income                                                       738,391                                   738,391

Balance -
 March 31, 2000   3,941,942  $39,419   $3,356,870     $2,030,521    $5,426,810

Shares issued upon
  exercise of
  options           146,375               1,464         270,536                                   272,000

Net income                                                                                 873,232         873,232

Balance -
 March 31, 2001   4,088,317  $40,883   $3,627,406     $2,903,753    $6,572,042





        See accompanying notes to consolidated financial statements.
           MICRONETICS WIRELESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 31, 2001 AND 2000


                                                                       2001          2000
Cash flows from operating activities:
   Net income                                           $ 873,232     $ 738,391
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:

   Depreciation and amortization            268,044       237,789
   Gain on sale of assets                                  -            (14,875)
   Deferred tax asset                                  185,222      (167,120)
  Provision for losses on accounts
   receivable                                                   (5,670)        25,432
  Provision for losses of obsolete
   inventory                                                       105,000             -
Changes in assets and liabilities:
   Increase in accounts receivable           (578,299)      (93,862)
   Increase in inventories                           (577,208)     (370,268)
   (Increase) decrease in prepaid
         expenses and other current assets    16,063          (214)
   Increase in other assets                                     -          (61,964)
   Increase in accounts payable                  123,491       169,783
   Increase (decrease) in accrued expenses
        and taxes, other than income taxes     134,404       (77,731)
   Increase (decrease) in income taxes
        payable                                                       19,086        (9,764)

Net cash provided by operating
   activities                                                           563,365       375,597

Cash flows from investing activities:
   Purchase of property and equipment      (619,723)     (156,214)
   Proceeds from sale of assets                      -                    14,875
   Proceeds from security deposits                 3,528        (3,723)

Net cash (used) by investing activities       (616,195)     (145,062)




     See accompanying notes to consolidated financial statements.


         MICRONETICS WIRELESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 31, 2001 AND 2000

                              (continued)



                                                                           2001           2000
Cash flows from financing activities:
   Repayment of bank loans                       $  (60,000)    $  (80,122)
   Net proceeds from stock options
         exercised                                                 270,535        346,335
   Principal proceeds (repayments)
     on capital lease obligations                       93,797        (73,266)

   Repayment of other loans                          (104,873)       (81,328)

   Purchase of common stock                             1,464        (81,827)

Net cash provided by financing
        activities                                                      200,923         29,792

Net increase in cash and
   cash equivalents                                           148,093        260,327

Cash and cash equivalents,
         beginning of year                                  1,424,988      1,164,661

Cash and cash equivalents,
     end of year                                                 $1,573,081     $1,424,988

Supplemental Disclosure of Cash Flow
   Information:

Cash paid during the years for:

   Interest                                                             $   72,633     $   78,222
   Income taxes                                                   $    9,896     $   23,359




    See accompanying notes to consolidated financial statements.

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(a) Description of Business:

Micronetics, Inc. changed its name in September 1995 to Micronetics Wireless, Inc. The Company, which includes its wholly-owned subsidiaries, Microwave & Video Systems,
 Inc. and Vectronics
Microwave Corporation is engaged in the design, development, manufacture and marketing of a broad range of high performance wireless components and test equipment used in digital cellular, microwave, satellite, radar and communication systems around the world. Approximately 25% of the Company's sales derive from foreign markets.

(b) Principles of Consolidation:

The consolidated financial statements include the accounts of the Company including one of its two wholly-owned subsidiaries, Microwave & Video Systems, Inc. All significant intercompany transactions are eliminated.

(c) Inventory Valuation:

Inventory is valued at the lower of cost (first-in, first-out method) or market.

(d) Depreciation and Amortization:

Fixed assets are reflected at cost.

Depreciation of fixed assets are computed by both straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their expected useful lives.

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

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Income taxes:

The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

(h) Research and Development Costs:

Research and development costs are charged to expense in the year incurred. The amounts expended for the years ended March 31, 2001 and 2000 were approximately $270,000 and $165,000, respectively.

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

(n) Reclassifications:

Certain reclassifications have been made to the 2000 comparative financial statements to conform to the 2001 presentation.


2--INVENTORIES

Inventories consist of the following:

                                         March 31,       March 31,
                                            2001                  2000

 Raw materials and
     work-in-process    $2,287,365      $1,882,992

Finished goods           372,807                199,972

                                        2,660,172         2,082,964
 Less: Allowance for
      obsolescence       (105,000)              -

                                    $2,555,172         $2,082,964


3--ACQUISITIONS

In January 2000, the Company acquired all of the outstanding stock of Microwave & Video Systems, Inc. ("MVS") for $270,225 in cash, issuance of 271,250 shares of Common Stock of the Company and issuance of a note for $72,656. The total acquisition cost was $851,475. The acquisition was accounted for using the purchase method; accordingly the assets and liabilities of the acquired entity have been recorded at their estimated fair values at the date of acquisition. The excess of purchase price over estimated fair value of the net assets acquired (goodwill) is being amortized on a straight line basis over 40 years. MVS' results of operations have been included in the Consolidated Statements of Income since the date of acquisition.

In February 2000, the Company acquired certain assets of Vectronics Microwave Corporation ("Vectronics") for $197,569 in cash and issuance of a note for $90,000. The excess of the purchase price over the fair value of the assets is being amortized on a straight-line basis over 40 years.

The estimated fair values of all assets and liabilities acquired are summarized as follows:

     Cash                                     $192,992
     Accounts Receivable               41,287
     Inventories                              421,929
     Machinery and Equipment   253,199
     Liabilities                             (107,743)

                                                  $801,664


In February 2001, the Company purchased the assets relating to the hand-held power meter line from Giga-Tronics Incorporated for $415,000, of which it paid $215,000 at closing and the balance shortly thereafter. The assets included approximately $250,000 of equipment and approximately $100,000 of inventory. There was no outstanding balance due to Giga-Tronics as of March 31, 2001.

             4--LONG-TERM DEBT


The following table summarizes the Company's long-term debt:


                                                             March 31,          March 31,
                                                               2001              2000
Notes
     Prime plus 1% note due
      February, 2006 (a)                           $ 392,214     $   404,016
     6.763% note due March, 2016 (a)    312,551         324,294
  Prime plus 1% note due
   April, 2001 (a)                                                  -             60,000
     7% note due February, 2001 (b)                -             45,000
     6% note due January, 2001 (b)                  -             36,328
Capital lease obligations (c)                    130,808       37,011

Total                                                                 835,573      906,649

Less current maturities                                76,032         203,287

Total long-term debt                                 $ 759,541    $  703,362

4--LONG-TERM DEBT (CONT'D)

(a) During the year ended March 31, 1996, the Company financed the purchase of its headquarter's building and refinanced its equipment loan, with three new loans, one of which was refinanced by the SBA Loan defined below. The Company borrowed from a bank $440,000, which bears interest at prime plus 1% and is due in equal monthly installments with the final payment due on February 2, 2006. The Company also borrowed (from the same bank) $225,000, which bears interest at prime plus 1% requiring principal payments of $5,000 monthly plus accrued interest. In October 1996, the Company refinanced the $225,000 loan (from the same bank) and borrowed $270,000 at prime plus 1%, with payments due in $5,000 monthly installments; the final payment was paid in March, 2001.

These two loans contain certain covenants pertaining to financial ratios and payment of dividends. At March 31, 2001, the Company is not in violation of these covenants.

The Company borrowed $365,000 from the Small Business
Administration (the "SBA Loan"), and bears interest at 6.763% per annum; effective rate 7.863% at March 31, 2001. Payments are due in monthly installments of $2,777 through March 1, 2016 when the unpaid balance of principal and interest become due.

These loans are secured by substantially all of the assets of the Company.

(b) In January 1999, the Company issued a note for $72,656 in connection with its acquisition of MVS. The note bears interest at 6% per annum with $36,328 of principal paid in January 2000 and the balance paid in January 2001.

In February 1999, the Company issued a note for $90,000 in connection with its acquisition of assets of Vectronics. The note bears interest at 7% per annum with $45,000 of principal paid in February 2000 and the balance paid in February 2001.

(c) Obligations Under Capital Leases:

Leases are reflected at their present value based upon an imputed interest rate of 9% per annum.

The assets are depreciated over their estimated productive lives.
For the years ended March 31, 2001 and 2000 depreciation of assets under capital leases is included in depreciation expense.


           As of March 31, 2001 and 2000, property held under capital leases was as follows:

                                                March 31,      March 31,
                                                     2001           2000
Machinery and equipment      $146,253       $143,703

   Less: accumulated depreciation   33,019         62,206

                                                                $113,234       $ 81,497

Annual maturities of long term debt, including capital leases, due in the next five years will approximate $76,000 (2002), $78,000
(2003), $68,000 (2004), $34,000 (2005), $37,000 (2006) and $543,000
thereafter.


5--INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return.

Deferred income taxes result from temporary differences between income reported for financial and income tax purposes. These temporary differences result primarily from net operating loss carry-forwards, allowance for doubtful accounts provision and certain accrued expenses which are deductible, for tax purposes, only when paid. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

Tax benefits from early disposition of the stock by optionees under incentive stock options and from exercise of non-qualified options are credited to additional paid-in capital.

The Company's deferred tax asset as of March 31, 2000 relates entirely to its net operating loss carry-forwards and tax credits.

At March 31, 2001, the Company has tax credit carryovers of approximately $18,000 for Federal tax purposes.








The following sets forth the provision for income taxes:


                                            March 31,      March 31,
                                                 2001           2000

Federal tax on income           $ 186,109      $ 212,400
State tax provided for                    23,700         17,040
Stock option compensation (a)  (180,231)      (212,400)
Deferred tax benefit                      185,222       (167,120)

Provision for (benefit from) income
 taxes                                         $ 214,800      $(150,080)


(a)  With the exercise of options during the fiscal years ended
     March 31, 2001 and 2000, respectively, the Company derived a permanent difference for tax purposes of approximately
     $508,194 and $1,116,236 for the years ended March 31, 2001 and 2000, respectively.


6--COMMITMENTS

Leases:

Rent expense including real estate taxes, for the year ended March 31, 2001 was $80,871.


7--MAJOR CUSTOMERS

Approximately 30% of the Company's net sales for each of the years ended March 31, 2001 and 2000, respectively, are for military applications, of which 10% is directly to U.S. governmental agencies for both years.


8--CAPITAL STOCK, OPTIONS AND WARRANTS

On August 7, 1987, the Company adopted an Incentive Stock Option Plan, pursuant to which the Company was able to grant options to purchase up to 100,000 shares of Common Stock in the form of incentive stock options as defined in Section 422A of the Internal Revenue Code. In December 1989, an amendment to increase the number of shares of Common Stock which may be granted under the plan to 200,000 shares was approved by the shareholders of the Company. The Plan required that the exercise price of options granted not be less than the fair market value at the date of grant. With respect to holders of more than 10% of the Company's securities, the exercise price of the option must be equal to 110% of the fair market value at the date of grant. The maximum exercise period for any option under the plan was ten years from the date the option was granted (five years for an optionee who owns more than 10% of the Company's securities). All options granted under this Plan have been exercised, expired or canceled at March 31, 2001 and March 31, 2000. On August 7, 1987, the Company adopted an Executive Stock Option Plan, pursuant to which the Company was able to grant options to purchase up to 100,000 shares of Common Stock. All options granted under this Plan have been exercised, expired or canceled at March 31, 2001 and March 31, 2000.

During the year ended March 31, 1995, the Company adopted a stock option plan, the "1994 Stock Option Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock.

During the year ended March 31, 1997, the Company adopted a stock option plan, the "1996 Stock Option Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock. During the year ended March 31, 2001, the Board of Directors amended this Plan to increase the number of shares of Common Stock that may be granted under the Plan to 600,000.

                       The following tables summarize the activity in options under the
1994 and 1996 Stock Option Plans:

                                                       Shares     Price Range
1994 Stock Option Plan:

Outstanding at March 31, 1999      161,500   $1.25 - $2.41

Exercisable at March 31, 1999       130,500   $1.25 - $2.41

Granted                                                 89,000   $1.41 - $5.50

Exercised                                           115,750   $1.75 - $2.38

Expired or Canceled                          10,750   $    1.25

Outstanding at March 31, 2000      124,000   $1.41 - $5.50

Exercisable at March 31, 2000       30,750   $1.41 - $5.50

Granted                                                4,000           $8.63

Exercised                                           37,500   $1.41 - $2.19

Expired or Canceled                        10,250   $1.87 -$11.00

Outstanding at March 31, 2001      80,250   $1.41 - $8.63

Exercisable at March 31, 2001         29,250   $1.50 - $8.63

1996 Stock Option Plan:

Outstanding at March 31, 1999        273,700   $1.50 - $2.13

Exercisable at March 31, 1999        112,500   $1.50 - $2.13

Granted                                                168,500   $1.32 -$11.00

Exercised                                           48,375   $1.41 -$11.00

Expired or Canceled                       48,750   $1.50 - $2.13

Outstanding at March 31, 2000     345,075   $1.41 -$11.00

Exercisable at March 31, 2000       62,750   $1.41 -$11.00

Granted                                                102,860   $4.63 -$11.00

Exercised                                               56,125   $1.41 -$ 2.20

8--CAPITAL STOCK, OPTIONS AND WARRANTS (CONT'D)


                                         Shares     Price Range


Expired or Canceled             49,800   $1.88 -$11.00

Outstanding at March 31, 2001    342,010   $1.41 -$11.00

Exercisable at March 31, 2001           63,600   $1.50 -$11.00



The following sets forth information concerning other outstanding options to purchase Common Stock:


Other Options:                                         Shares     Price Range


Outstanding at March 31, 1999          240,000   $1.50 - $2.31

Exercisable at March 31, 1999           240,000   $1.50 - $2.31

Granted                                            62,500   $1.32 - $1.63

Exercised                                         70,000   $1.50 - $2.25

Outstanding at March 31, 2000    232,500   $1.32 - $2.31

Exercisable at March 31, 2000     232,500   $1.32 - $2.31

Granted                                            50,000        $8.63

Exercised                                        50,000           $2.25

Outstanding at March 31, 2001  232,500   $1.32 - $8.63

Exercisable at March 31, 2001    168,125   $1.32 - $2.31



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

Pro forma net income (loss) had Statement 123 been applied would have resulted in net income, net of taxes, of approximately
$149,000 and in a net loss of $92,000 for the years ended March 31, 2001 and 2000, respectively.


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


10--INTANGIBLES

Intangible assets at March 31, 2001 and 2000 are as follows:


                                                       2001        2000

Licensing agreements         $100,000    $100,000
Patents                                            86,426      86,426

                                                        186,426     186,426
Less accumulated amortization    79,132      64,048

                                                    $107,294    $122,378


11--RELATED PARTY TRANSACTIONS

Related party legal fees of $62,324 and $54,544 for the years ended March 31, 2001 and March 31, 2000, respectively, were to a firm of which a member is an officer and significant shareholder of the Company.


12--COMMITMENTS

The Company has entered into an employment agreement with a key employee terminating March 31, 2006, which provides for a base salary of $150,000 per annum, plus three percent of the Company's pre-tax profits up to the level reported in the prior fiscal year and five percent of any such profits in excess of such amount.

The Company entered into an employment agreement with an employee in connection with the acquisition of MVS. This agreement originally expired in December 2001 and provided for compensation of $85,000 per annum. In January 2001, the Company and this employee amended this agreement to reduce the salary to $75,000 per annum through June 30, 2001 and to convert the agreement to a consulting agreement at an annual fee of $35,000 per annum, from July 1, 2001 through December 31, 2001.


13--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ( FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138,
 Accounting for Certain Derivatives Instruments and Certain Hedging Activities," (collectively referred to as SFAS 133"), which establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. Effective for fiscal years beginning after June 30, 2000, entities are required by SFAS 133 to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The impact of adopting SFAS 133 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements.

In December 1999, the Securities and Exchange Commission (the
 SEC") issued Staff Accounting Bulletin No. 101 ( SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 in 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

In March 2000, the FASB issued Financial Interpretation No. 44
( FIN 44"), Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25, 'Accounting for Stock Issued to Employees.'" FIN 44 clarifies the application of APB 25 for certain issues, including (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

                   MICRONETICS WIRELESS, INC.
                    SCHEDULE 8 - VALUATION AND QUALIFYING ACCOUNTS



                                   Balance         Charged      Charged
                                      at                  to Costs       to                                             Balance
                                   Beginning          and          Other                                        at End
Description         of Period            Expenses     Accounts    Deductions(a)  of Period

Reserve for
 Bad Debts            $76,208                    -                       -                 $5,670        $70,538


Reserve for
 Obsolete
 Inventory                      -                     $105,000               -                        -          $105,000


(a) Write-off of accounts receivable against reserve.





























                                   S-1

                          EXHIBIT INDEX



     21        List of Subsidiaries of the Company


  23.1 Consent of Trochiano & Daszkowski LLP dated June 8, 2001.