Form 10QSB
period 2001-06-30
MICRONETICS WIRELESS INC
filed 2001-08-01
CIK 820097

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

     4,008,319 shares of common stock, par value $.01 per share as of June 30, 2001.

            Page 1 of 12.  There is no Exhibit Index.

                    MICRONETICS WIRELESS, INC.



                              INDEX



                                                        Page No.


Part I.  Financial Information:


     Item 1.   Financial Statements.


               Consolidated Condensed Balance
               Sheets - June 30, 2001 and March             3-4
               31, 2001


               Consolidated Condensed Statements
               of Operations - Three Months Ended
               June 30, 2001 and June 30, 2000                5


               Consolidated Condensed Statement             6-7
               of Cash Flows - Three Months Ended
               June 30, 2001 and June 30, 2000


               Notes to Consolidated Condensed                8
               Financial Statements


     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                       9-10


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.             11


Signature                                                    12


                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     MICRONETICS WIRELESS, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               Assets

                                         June 30,       March 31,
                                          2001            2001
CURRENT ASSETS:
 Cash                                  $1,652,798      $1,573,081

Receivables
 Trade (net of allowance for
  doubtful accounts)            1,393,690       1,561,157

Inventories (note 2)            2,730,227       2,555,172

Prepaid expenses and other
 current assets                         95,637          88,037

Other current assets                 46,311          46,311

TOTAL CURRENT ASSETS     5,918,663       5,823,758

FIXED ASSETS

Land                                              162,000         162,000
Building & improvements          956,246         956,246
Furniture, fixtures, and
 equipment                                2,607,604       2,542,903
Capitalized leases                       140,949         146,253

 Gross fixed assets                     3,866,799       3,807,402
 Accumulated depreciation
  and amortization                         1,891,091       1,835,597

TOTAL (NET) FIXED ASSETS      1,975,708       1,971,805

OTHER ASSETS

Deposits                                                 960             960
Intangibles (net of
 amortization)                                 104,277         107,294
Goodwill                                            320,471         320,471

TOTAL OTHER ASSETS                425,708         428,725

TOTAL ASSETS                           $8,320,079      $8,224,288
                     MICRONETICS WIRELESS, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity




                                        June 30,       March 31,
                                          2001           2001


CURRENT LIABILITIES:

 Short-term loans and capitalized
  leases                                      $   83,460      $   76,032

 Accounts payable                        411,022         482,295

 Accrued expenses and taxes, other
  than income taxes                      352,539         307,903

 Income taxes payable                    20,677          26,475

TOTAL CURRENT LIABILITIES   867,698         892,705

LONG-TERM DEBT:

 Notes payable                              662,885         676,426

 Capitalized lease obligations        71,192          83,115

TOTAL LONG-TERM DEBT           734,077         759,541

TOTAL LIABILITIES                     1,601,775       1,652,246

SHAREHOLDER'S EQUITY:

 Preferred stock                                    -                     -
 Common stock                            40,883              40,883
 Additional paid - in capital         3,628,917       3,627,406
 Retained earnings                    3,048,503       2,903,753

TOTAL SHAREHOLDERS' EQUITY   6,718,303       6,572,042

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY        $8,320,079      $8,224,288

                     MICRONETICS WIRELESS, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                                     Three Months Ended June 30,
                                        2001             2000



Operating revenues      $1,784,025      $1,498,822

Cost of operations          1,013,700           946,199

Gross profit                          770,325         552,623

Selling, general and
 administrative expenses    515,299         345,947

Research & development      94,468          62,461

Operating income                 160,558         144,215

Other income (expense):
 Rental income                           12,462          21,400
 Interest income                          8,880          11,800
 Interest (expense)                 (15,874)        (15,336)
 Other income (expense)               841          (9,148)

          Total                                     6,309           8,796

Income before provision
 for income taxes                       166,867         153,011

Provision for income taxes         29,202          22,950

Net income                           $  137,665      $  130,061

Net income per share                 $     0.03      $     0.03

Weighted average number
 of shares outstanding                4,216,739       4,184,567

                     MICRONETICS WIRELESS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                        Three Months Ended June 30,
                                          2001              2000



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from operating
 Activities:

Net income                                  $137,666          $130,061

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset             -            10,710

Depreciation and amortization     58,511            51,983

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets   (15,188)         (239,472)

(Increase) decrease in security
 deposits and other assets                    3,019              3,016

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                          (25,007)          (38,172)

Net cash provided (utilized)
 by operating activities                        $158,999        $(81,874)
                    MICRONETICS WIRELESS, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)


                                   Three Months Ended June 30,
                                      2001             2000



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Investment
 Activities:
  (Additions) to fixed assets      $  (59,397)      $  (46,894)

Net cash provided (used) by
 investment activities                 $  (59,397)         (46,894)

Cash Flows from Financing
 Activities:
  (Reduction) increase of debt
    and capitalized leases            (25,464)         (34,196)

  Proceeds from stock options
   exercised                                         1,511           45,094

Net cash provided (used)
 by financing activities                $  (23,953)      $   10,899

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS        $   79,717       $ (117,869)

Cash and cash equivalents, at
 beginning of year                  1,573,081        1,424,988

CASH AND CASH EQUIVALENTS, AT
END OF QUARTER               $1,652,798       $1,307,119

                   MICRONETICS, WIRELESS, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of June 30, 2001 and 2000, the results of operations for the three month periods ended
          June 30, 2001 and 2000 and cash flows for the three month periods ended June 30, 2001 and 2000.

          While the Company believes that the
          disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2001.

          The results of operations for the three month period ended June 30, 2001 are not necessarily indicative of the results of the full year.



Note 2.   Inventories are summarized below:



                                  June 30, 2001   March 31, 2001

Raw materials and
 work-in-process           $2,515,839      $2,287,365
Finished goods                   319,388           372,807
                                            2,835,227       2,660,172
Less: allowance for obsolescence      (105,000)       (105,000)

                   Total            $2,730,227      $2,555,172

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.


     Results of Operations

     The Company had revenues of $1,784,025 and $1,498,822 for the three months ended June 30, 2001 and 2000, respectively, an increase of $285,203 or 19% in the current period. Gross profit as a percent of net sales increased to 43.2% in the current period from 36.9% during the corresponding period of the prior fiscal year. This was due primarily to product mix. Selling, general and administrative expenses as a percent of net sales for the current period increased to 28.8% from 23.1% during the corresponding period a year ago. This was due primarily to increased selling expenses. Research and development expenses increased to 5.3% of net sales during the current period as compared to 4.1% of net sales a year ago. The Company has increased its new product development activities during the current period.

     The Company had net income of $137,665, or $.03 per share, as compared to net income of $130,001, or $.03 per share, for the three month periods ended June 30, 2001 and 2000, respectively. The weighted average shares outstanding for the three months ended June 30, 2001 and 2000, were 4,216,739 and 4,184,567, respectively.


     Financial Condition

     The Company's working capital at June 30, 2001 was $5,050,965, an increase of $119,912 from $4,931,053, the working capital at March 31, 2001. The Company's current ratio was approximately 6.82 to 1.0 at June 30, 2001; it was approximately 6.52 to 1.0 at March 31, 2001.

     Net cash of $158,999 was provided by operating activities during the three months ended June 30, 2001 as compared to $81,874 that was used by operating activities during the year earlier period. This was primarily due to net income earned during the period and the collection of receivables. Net cash used by investing activities during the three months ended June 30, 2001 was $59,397 as compared to $46,894 during the year earlier period. This was due to the purchase of new equipment during the current period. Net cash provided by financing activities during the three months ended June 30, 2001 was $23,953 as compared to $10,899 used during the year earlier period. As a result of these activities, the Company's cash position increased $79,717 during the current three months as compared to a reduction of $117,869 in the year ago period.


     Safe Harbor Statement


     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2001.

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

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K


     During the quarter ended June 30, 2001, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                   (Registrant)



Dated: August 1, 2001  By:/s/Richard S. Kalin
                                      Richard S. Kalin,
                                      President (Principal
                                      Executive Officer)































525: