Form 10KSB/A
period 2001-03-31
MICRONETICS WIRELESS INC
filed 2001-08-14
CIK 820097

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

     On May 16, 2001, there were 4,088,317 shares of the issuer's Common Stock outstanding.

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

            MICRONETICS WIRELESS, INC. AND SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2001 AND 2000

                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            2001            2000
Current liabilities:
   Note payable - bank, current
    portion                                        $   15,771     $   84,948
   Current portion - capital leases
        payable                                         47,693         37,011
  Other notes payable                         12,568         81,328
  Accounts payable                          482,295        358,804
  Accrued expenses and taxes, other
   than income taxes                        307,903        173,499
   Income taxes payable                     26,475          7,389

         Total current liabilities             892,705        742,979

Noncurrent liabilities:
  Long-term debt -- net of current
    portion
  Note payable - bank                        376,443        703,362
  Capitalized lease obligations             83,115              -
   Notes payable - other                        299,983              -

                                                                759,541        703,362

Total liabilities                                  1,652,246      1,446,341

Shareholders' equity:
   Preferred stock - $.10 par value;
    authorized - 100,000 shares;
    issued and outstanding - 0 shares
    at March 31, 2001 and 2000
   Common stock - $.01 par value;
    authorized - 10,000,000 shares;
    issued and outstanding - 4,088,317
    and 3,941,942 shares at March 31,
    2001 and 2000, respectively               40,883         39,419

   Additional paid - in capital             3,627,406      3,356,870
  Retained earnings                           2,903,753      2,030,521

                                                               6,572,042      5,426,810
Total liabilities and shareholders'
 equity                                                 $8,224,288     $6,873,151
1077:
    See accompanying notes to consolidated financial statements.
         MICRONETICS WIRELESS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED MARCH 31, 2001 AND 2000



                                                                       2001             2000

Net sales                                                   $7,793,306       $6,205,513
Cost of sales                                                 5,315,344        3,882,334

Gross profit                                                    2,477,962        2,323,179

Selling, general and administrative
 expenses                                                        1,134,550        1,551,418
Research and development expenses          270,484          164,521
Legal fees - related party                                      62,324           54,544

                                                                            1,467,358        1,770,483

Income from operations                                  1,010,604          552,696

Other income (expense):
   Interest income                                                    68,110           38,550
   Interest expense                                                 (67,782)         (77,160)
   Rental income                                                       77,100           59,350
  Gain on sale of equipment                                            -           14,875

                                                                                   77,428           35,615

Income before provision for income
 taxes                                                                  1,088,032          588,311
Provision for (benefit from) income
 taxes                                                                     214,800         (150,080)

Net income                                                       $  873,232       $  738,391

Basic and diluted earnings
 per common share:

 Net income - Basic                                               $.22             $.19

 Net income - Diluted                                              $.21             $.18

Weighted average shares outstanding:
   Basic                                                            4,025,701        3,821,352
   Diluted                                                         4,216,739        4,201,343



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




     See accompanying notes to consolidated financial statements.
1221:

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