Form 10QSB/A
period 2001-06-30
MICRONETICS WIRELESS INC
filed 2001-08-22
CIK 820097

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

     4,088,317 shares of common stock, par value $.01 per share as of June 30, 2001.

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


                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     MICRONETICS WIRELESS, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               Assets

                                                   June 30,       March 31,
                                                       2001            2001
CURRENT ASSETS:
 Cash                                         $1,652,798      $1,573,081

Receivables
 Trade (net of allowance for
  doubtful accounts)                      1,393,690       1,561,157

Inventories (note 2)                      2,730,227       2,555,172

Prepaid expenses and other
 current assets                                     95,637          88,037

Other current assets                          46,311          46,311

TOTAL CURRENT ASSETS         5,918,663       5,823,758

FIXED ASSETS

Land                                                  162,000         162,000
Building & improvements               956,246         956,246
Furniture, fixtures, and
 equipment                                    2,607,604       2,542,903
Capitalized leases                          140,949          146,253

 Gross fixed assets                     3,866,799       3,807,402
 Accumulated depreciation
  and amortization                        1,891,091       1,835,597

TOTAL (NET) FIXED ASSETS   1,975,708       1,971,805

OTHER ASSETS

Deposits                                         960                    960
Intangibles (net of
 amortization)                                 104,276            107,294
Goodwill                                          320,471             320,471

TOTAL OTHER ASSETS              425,707             428,725

TOTAL ASSETS                       $8,320,078         $8,224,288
                     MICRONETICS WIRELESS, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity




                                        June 30,       March 31,
                                          2001           2001


CURRENT LIABILITIES:

 Short-term loans and capitalized
  leases                                     $   83,460      $   76,032

 Accounts payable                       411,022         482,295

 Accrued expenses and taxes, other
  than income taxes                     359,624         307,903

 Income taxes payable                  20,677          26,475

TOTAL CURRENT LIABILITIES   874,783         892,705

LONG-TERM DEBT:

 Notes payable                                  662,885         676,426

 Capitalized lease obligations           71,192          83,115

TOTAL LONG-TERM DEBT               734,077         759,541

TOTAL LIABILITIES                          1,608,860       1,652,246

SHAREHOLDER'S EQUITY:

 Preferred stock                                      -                      -
 Common stock                                      40,883          40,883
 Additional paid - in capital                 3,628,917       3,627,406
 Retained earnings                             3,041,418       2,903,753

TOTAL SHAREHOLDERS' EQUITY    6,711,218    6,572,042

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY           $8,320,078      $8,224,288

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



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from operating
 Activities:

Net income                                      $137,665         $130,061

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset                 -              10,710

Depreciation and amortization             55,493         51,983

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets      (15,188)   (239,472)

(Increase) decrease in security
 deposits and other assets                     3,019             3,016

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                                          (17,922)     (38,172)

Net cash provided (utilized)
 by operating activities                    $163,067        $(81,874)
MICRONETICS WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
            (UNAUDITED)


                                   Three Months Ended June 30,
                                      2001             2000



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



Note 2.   Inventories are summarized below:



                                              June 30, 2001   March 31, 2001

Raw materials and
 work-in-process                        $2,515,839    $2,287,365
Finished goods                             319,388      372,807
                                                        2,835,227   2,660,172
375:   Less: allowance for obsolescence  (105,000)   (105,000)

                   Total                            $2,730,227      $2,555,172

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

     The Company had net income of $137,665, or $.03 per share, as compared to net income of $130,061, or $.03 per share, for the three month periods ended June 30, 2001 and 2000, respectively. The weighted average shares outstanding for the three months ended June 30, 2001 and 2000, were 4,216,739 and 4,184,567, respectively.


     Financial Condition

     The Company's working capital at June 30, 2001 was $5,043,880, an increase of $112,827 from $4,931,053, the working capital at March 31, 2001. The Company's current ratio was approximately 6.77 to 1.0 at June 30, 2001; it was approximately 6.52 to 1.0 at March 31, 2001.

     Net cash of $163,067 was provided by operating activities during the three months ended June 30, 2001 as compared to $81,874 that was used by operating activities during the year earlier period. This was primarily due to net income earned during the period and the collection of receivables. Net cash used by investing activities during the three months ended June 30, 2001 was $59,397 as compared to $46,894 during the year earlier period. This was due to the purchase of new equipment during the current period. Net cash used by financing activities during the three months ended June 30, 2001 was $23,953 as compared to $10,899 provided by financing activities during the year earlier period. As a result of these activities, the Company's cash position increased $79,717 during the current three months as compared to a reduction of $117,869 in the year ago period.


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



                                   MICRONETICS WIRELESS, INC.
                                   (Registrant)



Dated: August 22, 2001   By:/s/Richard S. Kalin
                                             Richard S. Kalin,
                                              President (Principal
                                              Executive Officer)































N:\ANNE\DATA\MICRO\10-QSB-A.J01