Form 10QSB
period 2001-09-30
MICRONETICS WIRELESS INC
filed 2001-10-23
CIK 820097

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     The number of shares outstanding of the issuer's common stock par value $.01 per share, as of October 11, 2001 was 4,127,292.

     Transitional Small Business Disclosure Format (check one):

Yes       No  X


                           Page 1 of 13

                    There is no Exhibit Index.


                    MICRONETICS WIRELESS, INC.


                              INDEX




Part I.  Financial Information:                          Page No.

     Item 1.   Financial Statements.

               Consolidated Condensed Balance Sheets -      3-4
                   September 30, 2001 and March 31, 2001

                   Consolidated Condensed Statements              5
                   of Operations - Three Months Ended
                   September 30, 2001 and 2000

                   Consolidated Condensed Statements              6
                   of Operations - Six Months Ended
                   September 30, 2001 and 2000

                   Consolidated Condensed Statements of         7-8
                   Cash Flows - Six Months Ended
                   September 30, 2001 and 2000

                   Notes to Consolidated Condensed Financial      9
                   Statements

         Item 2.   Management's Discussion and Analysis       10-11
                   or Plan of Operation.


Part II. Other Information:

         Item 6.   Exhibits and Reports on Form 8-K.             12


Signature                                                        13










                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

110:             MICRONETICS WIRELESS, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED BALANCE SHEETS
                             (UNAUDITED)
                                Assets


                                                          September 30,         March 31,
                                                               2001                       2001
Current assets:
 Cash and cash equivalents         $1,543,065              $1,573,081

Accounts receivable,
 net of allowance for
 doubtful accounts                             1,689,660                1,561,157

Inventories (note 2)                           2,689,064                2,555,172

Prepaid expenses                                  81,048                      88,037

Deferred tax asset                                    -                                      -

 Other current assets                                -	                            46,311

Total current assets                            6,002,837               5,823,758

Property and equipment:

 Land                                                        162,000                  162,000

 Building & improvements                     956,246                 956,246

 Furniture, fixtures and
  equipment                                           2,601,583              2,542,903

 Capitalized leases                                 179,034                 146,253

 Gross fixed assets                              3,898,863              3,807,402

Less: Accumulated depreciation
  and amortization                                 1,931,569              1,835,597

Total (net) property and equipment   1,967,294             1,971,805

Other assets:

 Security deposits                                       1,460                          960

 Intangibles, net of accumulated
  amortization                                           141,245                 107,294

 Goodwill, net of accumulated
  amortization                                            320,471                 320,471

Total other assets                                   463,176                  428,725

Total assets                                         $8,433,307            $8,224,288

See accompanying notes to consolidated condensed financial statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARY
     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (UNAUDITED)
                 Liabilities and Shareholders' Equity



                                                           September 30,            March 31,
                                                              2001                            2001

Current liabilities:

Short-term loans and current
 portion of capitalized leases            $   12,192                 $76,032

Accounts payable                                    358,201                482,295

Accrued expenses and taxes, other
 than income taxes                                   285,424               307,903

Income taxes payable                               67,919                  26,475

Total current liabilities                              723,736               892,705

Noncurrent liabilities:

Notes payable - bank
 and capitalized leases                                  822,773          759,541

Total Noncurrent liabilities                             822,773          759,541

Shareholders' equity:

 Common stock                                                  41,068              40,883
 Additional paid - in capital                           3,714,464        3,627,406
 Retained earnings                                        3,234,528        2,903,753
 Less: treasury stock at cost
  30,400 shares at September 30, 2001     (103,263)               -

Total shareholders' equity                              6,886,797        6,572,042

Total liabilities and
 shareholders' equity                                      $8,433,306       $8,224,288

See accompanying notes to consolidated condensed financial statements.

              MICRONETICS WIRELESS, INC. AND SUBSIDIARY
218:                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)




                                     Three Months Ended September 30,
                                                2001                  2000


Net sales                                $1,917,574            $1,996,032

Cost of sales                             1,093,641             1,156,265

Gross profit                                   823,933                 839,767

Selling, general and
 administrative expenses           486,014                459,560


Research & development
 expenses                                      102,810                 44,812

Income from operations             235,109               335,395

Other income (expense):
 Rental income                               24,963                 18,314

 Interest income                                9,454                 10,659
 Interest (expense)                         (16,831)             (22,873)
 Other income (expense)              (12,342)             (23,120)

    Total other income (expense)      5,244              (17,020)

Income before taxes                     240,353               318,375

Provision for income taxes             47,241                 61,905

Net income                                 $  193,112            $  256,470

Net income per share                  $     0.05               $     0.06

Weighted average number
 of shares outstanding               4,216,550             4,233,625

 See accompanying notes to consolidated condensed financial statements.

                      MICRONETICS WIRELESS, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                             (UNAUDITED)





                                                 Six Months Ended September 30,
                                                                 2001                2000

Operating revenues                        $3,701,599          $3,494,854

Cost of operations                            2,107,341           2,102,464

Gross profit                                        1,594,258           1,392,390

Selling, general and
 administrative expenses                1,001,313             805,507

Research & development expense  197,278             107,273

Operating income                                 395,667             479,610

Other income (expense):
 Rental income                                        37,425                39,713
 Interest income                                      18,334                22,459
 Interest (expense)                                (32,705)              (38,129)
 Other income (expense)                      (11,501)              (32,267)

          Total                                                 11,553                  (8,224)

Income before taxes                            407,220                 471,386

Provision for income taxes                   76,444                    84,855

Net income                                        $  330,776             $  386,531

Net income per share                         $     0.08                $     0.09

Weighted average number
 of shares outstanding                    4,216,645               4,209,096

 See accompanying notes to consolidated condensed financial statements.


           MICRONETICS WIRELESS, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)




                                                       Six Months Ended September 30,
                                                                   2001                 2000


Cash flows from operating
 activities:

 Net income                                              $ 330,776         $ 386,532

 Adjustments to reconcile net
  income to net cash provided
  by (used for) operating activities:

 Decrease in deferred tax asset                       -                   47,138

 Depreciation and amortization                   95,972           119,666

Changes in assets and liabilities:
 (Increase) decrease in accounts
   receivable, inventories, prepaid
   expenses and other current assets     (209,095)         (616,293)

(Increase) decrease in security
  deposits and other assets                        (34,451)                 -

(Decrease) increase in accounts
  payable accrued liabilities,
  notes payable and other current
  liabilities                                                  (168,969)              24,326

Net cash provided by (used for)
 operating activities                                  $  14,233         $ (38,631)

See accompanying notes to consolidated condensed financial statements.

               MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONT.)
                             (UNAUDITED)





                                                            Six Months Ended September 30,
                                                                          2001               2000

Cash flows from investing
 activities:
  Purchase of property and equipment    $  (91,461)       $ (203,660)

Net cash used for investing activities          (91,461)         (203,660)

Cash flows from financing
 activities:
  Net repayment of debt and
   capitalized leases                                          63,232            74,883

  Net proceeds from stock options
   exercised                                                        44,718           223,170

  Purchase of treasury stock                         (60,738)                -

Net cash provided by (used for)
 financing activities                                          47,212           298,053

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS              (30,016)          55,672

Cash and cash equivalents, at
 beginning of period                                 1,573,081        1,424,988

CASH AND CASH EQUIVALENTS, AT
END OF PERIOD                                     $1,543,065      $1,480,660

See accompanying notes to consolidated condensed financial statements.

              MICRONETICS WIRELESS, INC. AND SUBSIDIARY

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.  In the opinion of the Company, the accompanying
              unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and March 31, 2001, the results of operations for the three month and six month periods ended September 30, 2001 and 2000 and cash flows for the six month periods ended September 30, 2001 and 2000.

              While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2001.

              The results of operations for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results of the full year.


Note 2.  Inventories are summarized below:


                                  September 30, 2001       March 31, 2001


         Raw materials and
          work-in-process              $2,342,981          $2,287,365
         Finished goods                     430,385                 372,807

     Total                                        $2,773,366          $2,660,172

     Reserve for obsolescence      (84,302)              (105,000)

     Net Inventories                    $2,689,064           $2,555,172






Item 2.  Management's Discussion and Analysis or Plan of Operation.


         Results of Operations

         The Company had revenues of $ 1,917,574 and $1,996,032 for the three months ended September 30, 2001 and 2000, respectively, a decrease of $78,458 or 3.9% compared to the prior period.
Significant increases were reported in the Components and Subassemblies Group offset by a reduction in the Test Solutions
Group. The Company had net income of $193,112, or $.05 per share, as compared with net income of $256,470, or $.06 per share, for the three-month periods ended September 30, 2001 and 2000, respectively. This is a decrease of $63,558 or 24.7% in the current period.

         The Company had revenues of $3,701,599 and $3,494,854 for the six months ended September 30, 2001 and 2000, respectively, an increase of $206,645 or 6% in the current period. Significant revenue increases occurred in the Components and Subassemblies
Group offset largely by a reduction in the Test Solutions Group.
The Company had net income of $330,576, or $.08 per share, and $386,531, or $.09 per share, for the six-month periods ended
September 30, 2001 and 2000, respectively, a decrease of $55,955 or 14.5% in the current period.

         Gross profit as a percent of net sales for the three months ended September 30, 2001 was 43.0% compared to 42.1% during the corresponding period of the prior fiscal year. For the six-month periods ended September 30, 2001 and 2000, gross profit as a percent of net sales was 43.1% and 39.8%, respectively. This was largely due to a significant improvement in the gross profit margin in the Components and Subassemblies Group. Selling, general and administrative expenses ("SG&A") as a percent of net sales for the three months ended September 30, 2001 increased to 25% as compared to 23% in the prior year. For the six month period ended September 30, 2001, SG&A as a percent of net sales increased to 27% from 23% in the year earlier period. SG&A expenses as a percent of net sales increased during the current periods primarily due to allocating SG&A on lower sales, especially in our Test Solutions Group. Research and development expenses ("R&D") as a percent of net sales increased to 5.4% during the three-month period ended September 30, 2001 as compared to 2.2% in the year earlier period. R&D expenses as a percent of net sales increased to 5.3% during the six-month period ended September 30, 2001 as compared to 3.1% in the prior year period. This is due to a large investment in new product development, mostly in our Test Solutions and VCO Products Groups.



         Financial Condition

         The Company's working capital at September 30, 2001 was $5,279,101. It was $4,931,053 at March 31, 2001. The Company's
current ratio was 8.3 to 1.0 at September 30, 2001, as compared to
6.5 to 1.0 at March 31, 2001. The Company generated cash from operating activities in the amount of $14,233 during the six months ended September 30, 2001 as compared to using cash in the amount of $38,631 in the year earlier period. The Company purchased $91,461 of new equipment and improvements to its headquarters facility and its VCO Products Division, during the six months ended September 30, 2001, as compared to $203,660 of such investments in the year ago period. The Company provided $47,212 from financing activities during the six months ended September 30, 2001, and $298,053 related in the year earlier period. During the current period, the Company purchased 30,400 shares of treasury stock at a cost of $60,738 and had less option exercises than last year. As a result of these activities, the Company's cash and cash equivalents decreased by about $30,000 from March 31, 2001 to September 30, 2001.


         Safe Harbor Statement

         Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender. The information in this report should be reviewed in conjunction with the Company's Annual Report for its fiscal year ended March 31, 2001.

                   PART II - OTHER INFORMATION

  Item 2.  Changes in Securities.  On September 30, 2001, the
       Company issued 25,000 shares of Common Stock to an executive officer of the Company upon exercise of a non-incentive stock option.

        On September 20, 2001, the Company issued 5,000 shares of
        Common Stock to a director of the Company upon exercise of a non-incentive stock option.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)     Exhibits.

         3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 83-16453 (the "Registration Statement").

         3.2  By-Laws of the Company incorporated by reference to
              Exhibit 3.2 of the Registration Statement.

   (b)   Reports on Form 8-K.


         During the quarter ended September 30, 2001, the registrant did not file any reports on Form 8-K.

                          S IGNATURE
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MICRONETICS WIRELESS, INC.



Dated: October 23, 2001  By:/s/Richard S. Kalin
                                              Richard S. Kalin,
                                              President and (Principal
                                              Executive Officer)
































626: