Form 10QSB
period 2001-12-31
MICRONETICS WIRELESS INC
filed 2002-01-31
CIK 820097

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

     The number of shares outstanding of the issuer's common stock par value $.01 per share, as of January 23, 2002 was 4,142,292.

     Transitional Small Business Disclosure Format (check one):

Yes       No  X

                           Page 1 of 13


                    There is no Exhibit Index.



                    MICRONETICS WIRELESS, INC.


                              INDEX




Part I.  Financial Information:                          Page No.

     Item 1.   Financial Statements.

               Consolidated Condensed Balance Sheets -      3-4
                   December 31, 2001 and March 31, 2001

                   Consolidated Condensed Statements              5
                   of Operations - Three Months Ended
                   December 31, 2001 and 2000

                   Consolidated Condensed Statements              6
                   of Operations - Nine Months Ended
                   December 31, 2001 and 2000

                   Consolidated Condensed Statements of         7-8
                   Cash Flows - Nine Months Ended
                   December 31, 2001 and 2000

                   Notes to Consolidated Condensed Financial      9
                   Statements

         Item 2.   Management's Discussion and Analysis       10-11
                   or Plan of Operation.


Part II. Other Information:

         Item 6.   Exhibits and Reports on Form 8-K.             12


Signature                                                        13










                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

              MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS
                             (UNAUDITED)
                                Assets


                                       December 31,          March 31,
                                           2001                2001

Current assets:
 Cash and cash equivalents          $2,141,743          $1,573,081

Accounts receivable,
 net of allowance for
 doubtful accounts                   1,697,337           1,561,157

Inventories (note 2)                 2,374,928           2,555,172

Prepaid expenses                        80,154              88,037

Other current assets                         -              46,311

Total current assets                 6,294,162           5,823,758

Property and equipment:

 Land                                  162,000             162,000

 Building & improvements               956,246             956,246

 Furniture, fixtures and
  equipment                          2,634,215           2,542,903

 Capitalized leases                    179,034             146,253

 Gross fixed assets                  3,931,495           3,807,402

Less: accumulated depreciation
  and amortization                   1,984,040           1,835,597

Total (net) property and equipment   1,947,455           1,971,805

Other assets:

 Security deposits                       1,460                 960

 Intangibles, net of accumulated
  amortization                         137,205             107,294

 Goodwill, net of accumulated
  amortization                         320,471             320,471

Total other assets                     459,136             428,725

Total assets                        $8,700,753          $8,224,288



See accompanying notes to consolidated condensed financial statements.
         MICRONETICS WIRELESS, INC. AND SUBSIDIARY
                           (UNAUDITED)
              CONSOLIDATED CONDENSED BALANCE SHEETS
  Liabilities and Shareholders' Equity

                                           December 31,         March 31,
                                              2001                2001

Current liabilities:

Short-term loans and current
 portion of capitalized leases          $   67,572      $    76,032

Accounts payable                           260,089          482,295

Accrued expenses and taxes, other
 than income taxes                         284,324          307,903

Income taxes payable                       120,437           26,475

Total current liabilities                  732,422          892,705

Noncurrent liabilities:

Notes payable - bank
 and capitalized leases                    739,851          759,541

Total noncurrent liabilities               739,851          759,541

Shareholders' equity:

 Common Stock - $.01 par value,
 authorized 10,000,000 shares; issued
 4,172,692 at December 31, 2001
 and 4,088,317 at March 31, 2001;
 outstanding 4,142,292 at December
 31, 2001 and 4,088,317 at March
 31, 2001                                   41,423           40,883
 Additional paid - in capital            3,774,859        3,627,406
 Retained earnings                       3,515,461        2,903,753
 Less: treasury stock at cost
  30,400 shares at December 31, 2001      (103,263)               -

Total shareholders' equity               7,228,480        6,572,042

Total liabilities and
 shareholders' equity                   $8,700,753       $8,224,288


See accompanying notes to consolidated condensed financial statements.
220:   MICRONETICS WIRELESS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)



                                        Nine Months Ended December 31,
                                           2001               2000

Operating revenues                 $5,585,675         $5,570,439

Cost of operations                  3,155,186          3,200,631

Gross profit                        2,430,489          2,369,808

Selling, general and
 administrative expenses                 1,490,383          1,288,945

Research and development
 expense                               295,951            211,705

Operating income                      644,155            869,157

Other income (expense):
 Rental income                              46,925             53,175
 Interest income                       24,999             39,910
 Interest (expense)                        (49,027)           (56,274)
 Other income                                3,582           (108,385)

              Total                         26,479            (71,574)

Income before taxes and extra-
 ordinary item                         670,634            797,583

Provision for income taxes    117,931            106,648
Income before extraordinary item    $  552,703         $  690,935

Extraordinary item                      59,005                  -

Net income                         $  611,708         $  690,935

Income per share:

   Income before extraordinary item $      .13         $      .16
   Extraordinary item                      .01                  -
   Net income                      $      .14         $      .16

Weighted average number
 of shares outstanding              4,222,909          4,216,676


See accompanying notes to consolidated condensed financial statements.
           MICRONETICS WIRELESS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)



                                       Three Months Ended December 31,
                                           2001               2000



Operating revenues                 $1,884,076         $2,075,585

Cost of operations                  1,047,845          1,098,167

Gross profit                          836,231            977,418

Selling, general and
 administrative expenses                   489,069            483,438

Research and development expense        98,673            104,433

Operating income                      248,489            389,547

Other income (expense):
 Rental income                               9,500             13,462
 Interest income                        6,665             17,451
 Interest (expense)                        (16,322)           (18,145)
 Other income (expense)                15,082            (76,118)

              Total                         14,925            (63,350)

Income before taxes and
 extraordinary item                   263,414            326,197

Provision for income taxes             41,487             21,793

Income before extraordinary item    $  221,927         $  304,404

Extraordinary item                      59,005                  -

Net income                         $  280,932         $  304,404

Income per share:

   Income before extraordinary item $      .06         $      .07
   Extraordinary item                      .01                  -
   Net income                      $      .07         $      .07

Weighted average number
 of shares outstanding              4,235,438          4,216,692

See accompanying notes to consolidated condensed financial statements.
              MICRONETICS WIRELESS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)



                                       Nine Months Ended December 31,
                                          2001                2000



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash Flows from Operating
 Activities:

Net income                        $ 611,708           $ 690,935

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Decrease in deferred tax asset            -              49,834

Depreciation and amortization            148,443             179,224

Changes in assets and liabilities:

(Increase) decrease in accounts
 receivable, inventories, prepaid
 expenses and other current assets    98,258            (915,694)

(Increase) decrease in security
 deposits                                (30,411)                  -

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                       (160,283)            125,927

Net cash provided
 by operating activities               $ 667,715           $ 130,226





See accompanying notes to consolidated condensed financial statements.
                  MICRONETICS WIRELESS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)



                                        Nine Months Ended December 31,
                                           2001               2000



INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS (CONTINUED):

Cash Flows from Investment
 Activities:

(Additions) to fixed assets        $ (124,093)        $ (250,404)

Net cash provided (used) by
 investment activities               (124,093)          (250,404)

Cash Flows from Financing
 Activities:

 (Reduction) of debt
  and capitalized leases                   (19,690)            74,464

 Proceeds from stock options
  exercised                           147,993            226,467

Purchase of treasury stock           (103,263)                 -

Net cash provided (used)
 by financing activities                $   25,040         $  300,931

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                  568,662            180,753

Cash and cash equivalents, at
 beginning of year                  1,573,081          1,424,988

CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                          $2,141,743         $1,605,741




See accompanying notes to consolidated condensed financial statements.
          MICRONETICS WIRELESS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.  In the opinion of the Company, the accompanying
              unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2001 and March 31, 2001, the results of operations for the three month and nine month periods ended December 31, 2001 and 2000 and cash flows for the nine month periods ended December 31, 2001 and 2000.

              While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2001.

              The results of operations for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results of the full year.


Note 2.  Inventories are summarized below:


                              December 31, 2001        March 31, 2001

         Raw materials and
          work-in-process         $1,993,590             $2,287,365
         Finished goods              474,007                372,807

     Total                    $2,467,597             $2,660,172

     Reserve for obsolescence    (92,669)              (105,000)

     Net Inventories          $2,374,928             $2,555,172







Item 2.  Management's Discussion and Analysis or Plan of Operation.


         Results of Operations

         The Company had revenues of $1,884,076 and $2,075,585 for the three months ended December 31, 2001 and 2000, respectively. Significant increases were reported in the Components and Subassemblies Group offset by reductions in the Test Solutions and VCO Products Groups. The Company had income before extraordinary item of $221,927 or $.05 per share, during the current three months as compared to income before extraordinary item of $304,404, or $.07 per share in the year earlier period. The Company had an extraordinary gain of $59,005 from the sale of a portion of one of its product lines in the current period. The Company had net income of $280,932, or $.07 per share, as compared with net income of $304,404, or $.07 per share, for the three-month periods ended December 31, 2001 and 2000, respectively.

         The Company had revenues of $5,585,675 and $5,570,439 for the nine months ended December 31, 2001 and 2000, respectively. Significant revenue increases occurred in the Components and Subassemblies Group offset largely by reductions in the Test
Solutions and VCO Products Groups. The Company had income before extraordinary item of $552,703, or $.13 per share in the current nine month period as compared to income before extraordinary item of $690,935, or $.16 per share in the year earlier nine month period. The Company had income from extraordinary item of $59,005, or $.01 per share, in the current nine month period. The Company had net income of $611,708, or $.14 per share, and $690,935, or $.16 per share, for the nine month periods ended December 31, 2001 and 2000, respectively.

         Gross profit as a percent of net sales for the three months ended December 31, 2001 was 44.4% compared to 47.1% during the corresponding period of the prior fiscal year. For the nine-month periods ended December 31, 2001 and 2000, gross profit as a percent of net sales was 43.5% and 42.5%, respectively. This was largely due to a significant improvement in the gross profit margin in the Components and Subassemblies Group, offset by a decline in the Test Solutions Group. Selling, general and administrative expenses ("SG&A") as a percent of net sales for the three months ended December 31, 2001 increased to 26% as compared to 23.3% in the three month period of the prior year. For the nine month period ended December 31, 2001, SG&A as a percent of net sales increased to 26.7% from 23.1% in the year earlier period. SG&A expenses as a percent of net sales increased during the current periods primarily due to increased SG&A expenses in our Test Solutions and VCO Products Groups. Research and development expenses ("R&D") as a percent of net sales increased to 5.2% during the three-month period ended December 31, 2001 as compared to 5.0% in the year earlier period. R&D expenses as a percent of net sales increased to 5.3% during the nine-month period ended December 31, 2001 as compared to 3.8% in the prior year period. This is due to a large investment in new product development, mostly in our Test Solutions and VCO Products Groups.


         Financial Condition

         The Company's working capital at December 31, 2001 was $5,561,740. It was $4,931,053 at March 31, 2001. The Company's
current ratio was 8.6 to 1.0 at December 31, 2001, as compared to
6.5 to 1.0 at March 31, 2001. The Company generated cash from operating activities in the amount of $667,715 during the nine months ended December 31, 2002 as compared to $130,226 in the year earlier period. The Company purchased $124,093 of new equipment, during the nine months ended December 31, 2001, as compared to $250,404 of such investments in the year earlier period. The Company provided $25,040 from financing activities during the nine months ended December 31, 2001, as compared to $306,931 in the year earlier period. During the nine months ended December 31, 2001, the Company purchased 30,400 shares of treasury stock at a cost of $103,238 and had less option exercises than last year. As a result of these activities, the Company's cash and cash equivalents increased to $2,141,743 at December 31, 2001 from $1,573,081 at March 31, 2001..


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

                   PART II - OTHER INFORMATION


Item 2.  Changes in Securities.  In October 2001, the Company
576:    issued 20,000 shares of Common Stock to a director and
577:    former director of the Company upon exercise of non-incentive
578:   stock options.
579:    In December 2001, the Company issued 15,000 shares of
580:    Common Stock to an executive officer of the Company upon
581:    exercise of a non-incentive stock option.


Item 6.  Exhibits and Reports on Form 8-K.

  (a)     Exhibits.

         3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 83-16453 (the "Registration Statement").

         3.2  By-Laws of the Company incorporated by reference to
              Exhibit 3.2 of the Registration Statement.


   (b)   Reports on Form 8-K.

598:    During the quarter ended December 31, 2001, the

 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   MICRONETICS WIRELESS, INC.



Dated: January 31, 2002   By:/s/Richard S. Kalin
                                             Richard S. Kalin,
                                             President and (Principal
                                             Executive Officer)