Form 10KSB
period 2002-03-31
MICRONETICS WIRELESS INC
filed 2002-06-21
CIK 820097

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $7,566,261.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $8,775,375 based on the closing price of $3.18 of the issuer's Common Stock, par value $.01 share, as reported by Nasdaq on June 14, 2002.

     On June 14, 2002, there were 4,361,539 shares of the issuer's Common Stock outstanding.

     The Proxy Statement of the registrant to be filed on or before July 29, 2002 is incorporated by reference to Part III herein.

     Transitional Small Business Disclosure Format: Yes     No  X


                              Part I


     This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Micronetics Wireless, Inc. ( Micronetics") (together with its subsidiaries, the
 Company"). Investors are cautioned that any such forward-looking statements are not guaranties of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under Management's Discussion and Analysis of Financial Condition and Results from Operations" and Description of Business" identify important factors that could cause or contribute to such differences.


ITEM 1.    Description of Business.

     Business Development

     The Company was incorporated in New Jersey in 1975 and reincorporated in Delaware in 1987. In February 2001, the Company acquired a portable power meter product line from Giga-tronics
Incorporated.

     In March 2002, Enon Microwave, Inc., a Massachusetts corporation merged with and into Enon Microwave, Inc., a Delaware Corporation ( Enon") and wholly owned subsidiary of the Company. The acquisition of Enon is recorded under the purchase method of accounting for financial statement purposes. Because it was a tax free reorganization, the purchase price has been allocated to assets acquired and liabilities assumed based on their book value at the date of acquisition, with the balance of approximately $988,000 recorded as goodwill on the accompanying Consolidated Balance Sheet at March 31, 2002. In accordance with Statement of Financial Accounting Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically (see Note 1 of Notes to the Financial Statements - Recent Accounting Pronouncements). Enon's year-end Balance Sheet is included in the Consolidated Balance Sheet at March 31, 2002. Enon's results of operations and cash flows for the period March 26, 2002 through March 31, 2002 are included in the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the year ended March 31, 2002. The resources utilized to complete the Company's purchase of Enon are included as a use of cash for investing activities in the Consolidated Statement of Cash Flows for the year ended March 31, 2002. The shares of Common Stock issued in connection with the Company's purchase of Enon is included in the Statement of Changes in Shareholders' Equity for the year ended March 31, 2002.

     Business of Issuer

     Headquartered in Hudson, NH, Micronetics manufactures and designs test equipment, sub-assemblies and components that are used to test the strength, durability and integrity of signals in communications equipment. Micronetics also manufactures microwave and radio frequency (RF) components and integrated subassemblies used in a variety of commercial wireless and defense and aerospace products, including satellite communications, electronic warfare and electronic counter-measures.

    Enon designs and manufactures high power, solid state microwave switches, attenuators, limiters, phase shifters, filters and control devices and assemblies. Enon's power capabilities range from 10 watts to 10,000 watts, with average power capabilities as high as 1,600 watts. Enon's customer base includes Lockheed Martin, Northrop Grumman and Raytheon.

    Overview:

    Defense/Aerospace Products: The defense/aerospace marketplace is in a period of transition, attempting to keep pace with a U.S.
military strategy that has been evolving to respond to the decentralized, asymmetric threats that have emerged since the mid-1980s. Current U.S. defense strategy and force structure is moving towards lighter, smarter and more flexible weapons systems with an emphasis on intelligence, surveillance and reconnaissance.

    The end of the Cold War and the subsequent reduction in defense spending have led to consolidation in the defense industry. As a result of such consolidation, the industry is currently dominated by a small number of large domestic prime contractors and a few large European defense companies with an increasing presence in U.S. markets. The large defense prime contractors have shifted their business strategies to focus on platforms and systems integration and consequently have subcontracted the development of many systems and subsystems.

    After a decade of reduced spending, the defense procurement budget is increasing. Driven by the need to modernize U.S. forces, increased procurement spending is necessary. As a result, it appears that the current business, political and global security environments will create new opportunities for mid-tier defense/aerospace manufacturers to develop strategic relationships with prime contractors and provide additional system development and production for the next generation platforms and weapons systems.

    Micronetics overall strategy in this market has been to:

    - INCREASE LEVELS OF COMPONENT INTEGRATION AND VALUE ADDED CONTENT. Due to growth of engineering expertise, new product development and acquisitions, Micronetics has increased its capability to provide more component integration. Component integration by manufacturing integrated subassemblies adds value and should enable Micronetics to increase the level of content it provides in defense platforms and systems.

    - MAINTAIN LEADERSHIP IN MICROWAVE TECHNOLOGY. Micronetics intends to pursue further technology advances through continued investment in internally-funded and customer-funded new product development.

    - STRENGTHEN AND EXPAND CUSTOMER RELATIONSHIPS. Micronetics has developed mutually beneficial relationships with defense and commercial companies and expects to continue to build and strengthen these relationships with industry leaders by anticipating and recognizing their needs and providing them with on-time and cost-effective solutions.

    - CAPITALIZE ON OUTSOURCING DYNAMICS IN THE AEROSPACE AND DEFENSE INDUSTRY. Microwave technology has traditionally been an in-house resource at the prime contractors. However, prime contractors are beginning to outsource the design and manufacture of this specialized engineering work to system subcontractors. Micronetics is well-positioned to generate more business as prime contractors continue to focus primarily on integration.

    - PURSUE STRATEGIC ACQUISITIONS. Micronetics intends to continue to augment its existing technological base by acquiring specialized companies that complement or expand its product offerings and market strategies. Micronetics believes that expansion of its core competencies through the acquisition of such specialized technology companies, when combined with its current technological and manufacturing skills, will provide it with improved levels of horizontal and vertical integration, enabling it to manufacture integrated subassemblies and ultimately complete system products.

    - PURSUE SELECTIVE COMMERCIAL OPPORTUNITIES. Micronetics intends to seek to identify and pursue selected commercial applications for its products and technologies where it can add value based on its microwave expertise or the expertise in its Test Solutions Division.

    Commercial Products: Wireless communication is the transmission of voice and data signals through the air, without a physical connection, such as metal wire or fiberoptic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length, or frequency, and intensity. The range of electromagnetic waves is called the spectrum, which encompasses sound near the low end and light toward the higher end. In between is the radio spectrum which is used in all wireless communications. RF indicates lower frequencies, while "microwave" refers to relatively higher frequencies in the spectrum.

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

    A key driver of demand for the Company's products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, the role of test is critical for the rapid commercialization of reliable products required for the increased demands necessitated by broadband and wireless communication technologies. As the speed to market challenge increase, larger companies are relying increasingly on other companies to manufacture a module or integrated subassembly. This module or subassembly is then assembled by the larger company into an integrated piece of equipment and sold to a customer. Micronetics has been seeking to capitalize on this trend by increasing its capability of manufacturing integrated subassemblies in both its Test Solutions and Defense Electronics Groups.

    Products: Micronetics' products may be classified into four product groups: (1) Defense Electronics; (2) Test Solutions
Products; (3) Test Components; and (4) Voltage Controlled
Oscillators (VCOs). These products are described in more detail below:

    (1)  Defense Electronics.     Micronetics is a supplier of
microwave products and subassemblies to defense and aerospace entities worldwide. It designs and manufactures microwave components and subassemblies which are embedded in a variety of radars, electronic warfare systems and guidance systems. Its microwave devices are used on its subassemblies and integrated systems in addition to being sold on a component basis.

    Microwave Integrated Subassemblies. Micronetics designs and manufactures microwave integrated subassemblies, or MIS, which consist of sophisticated assemblies that perform many functions, primarily involving switching of microwave signals. Micronetics MIS' are employed in several defense, commercial or aerospace electronics systems and programs. These assemblies combine microwave functions such as amplification, attenuation, switching of multiple signals, and phase and amplitude control.

    Control Components.   Micronetics designs solid-state control
components for the control of RF signals in level, direction or phase shift in frequencies up to 26.5 GHz. The products consist of switches, attenuators, limiters and phase shifters, filters and control devices, including combinations of these items, such as switch filter assemblies. These products incorporate either silicon PIN diodes or GaAs MESFETs packaged in chip and wire assemblies. Micronetics' PIN designs cover the frequency range of 10MHz to 26.5GHz, with strong expertise in controlling switching transients in 50 to 200MHz bandwidths; reducing inter-modulation distortion by a factor of 100 over conventional PIN switching designs; and linear switching capability with RF power levels up to 10,000 watts (with the inclusion of new capabilities added by the Company's recent acquisition of Enon). With GaAs MESFET designs, Micronetics' product capability extends from DC to 18GHz, with expertise in controlling rise/fall times and high isolation characteristics.

    The Company's solid-state control components and subassemblies are used widely in military (MIL) ground-based, shipboard and airborne radar for tracking and simulation, phased array radar, electronic warfare systems, ELINT and tactical/satellite communications systems. To a lesser extent, Micronetics' solid-state control components have commercial applications such as wireless communications, radar surveillance and test equipment support systems. Typical functions include pulse shaping, attenuating, automatic gain control, duplexing and receiver protection. Much of Micronetics' products are used in high end radar simulation and electronic intelligence (ELINT) markets. Micronetics offers a range of package styles, in both connectorless and connectorized types, including surface mount, drop-in and microstrip.

    Micronetics diode-based phase shifters offer several advantages over the more conventional electro-mechanical or ferrite phase shifters; namely, low drive requirements, fast switching speed, low intermodulation distortion, low temperature sensitivity, high reliability and repeatability. 2 and 6-Bits designs are available for the cellular and PCN/PCS commercial bands. 5-Bit versions are offered in the 6 to 18GHz bands and 6-Bits in the 1.2 to 1.5GHz and 9 to 1GHz frequency bands. Variable types are offered in octave bandwidths from 2GHz to 18GHz.

    Micronetics high power microwave devices are used in radar system transmitters. There are relatively few companies with the expertise or facilities to design, manufacture and test high power devices. Micronetics also produces lower power, broad band microwave integrated assemblies for the defense electronics industry. These switches are used in the following applications, including rear warning receivers, or RWRs, electronic countermeasures, or ECM, systems and highly sensitive receiver systems.

    (2) Test Solutions Products. Micronetics offers several broadband test solution platforms specifically designed to serve the wireless telecommunications and satellite communication markets employing such application standards as TDMA, CDMA, GSM, PCS, and other markets employing cable modem transmission and other internet infrastructure applications. Instruments based on these platforms perform a variety of tests which are used in performance verification and the emulation of impairments in cellular/PCN/PCS, satellite and cable modem communication systems.

    The Company's equipment is centered around the following four platforms: Carrier-to-Noise ("CNG"); Multipath Fading Emulator
( Wave 3G"); Noise Generators and Hand-Held Power Meters. These platforms are described in more detail below:

    Carrier to Noise Instrument (CNG-100 Platform). This is a fully-automated platform for test equipment used to set accurate carrier to noise (C/N) ratios over a wide range of signal power and frequency ranges. The CNG-100 sets C/N ratios, on demand, to provide precision bit-error-rate and sensitivity testing. The Company markets several models of equipment on this platform, including CNG-CATV-Cable Modem Tester; CNG-2700-W-CDMA-Signal Tester; CNG-892/1850-CDMA Signal Tester, CNG-2105-Wireless Local Loop Signal Tester, as well as other models for other communications protocol platforms. Product advantages include ease of use, accuracy, self-test, power meter calibration, long-term accuracy and an active matrix color display.

    Multipath Fading Emulator Platform (Wave 3G). Instruments based on this platform are able to emulate a wireless communications channel with a multitude of reflected RF signal paths and perform many different testing scenarios based on path fading, delay spread and other parameters. This product was introduced in FY2002. It is used to test or design whether equipment can sustain known disturbances without degradation of the transmittal signal.

    Noise Generators.   (i)  NOD 5000 Series: This test instrument
platform consists of 15 models that selectively address frequency bands from 10Hz to 18GHz. This platform is designed to provide low cost accurate noise levels, which are useful for performing carrier to noise measurements. The equipment has been approved for standards testing on certain commercial wireless network platforms; and (ii) ANG Series: This testing platform, introduced in FY2002, consists of a programmable multi-purpose, micro-processor controlled noise generator that is designed for bench-top and automated test equipment applications. This product line superseded the Company's MX-5000 series.

    Portable Power Meters.   In February 2001, the Company
acquired this portable power meter line from Giga-tronics, Incorporated, a leading manufacturer of power meters. This instrument is sold on a standard line basis and is a component of other test equipment manufactured by the Company.

    (3)  Test Components.    Micronetics test components are
generally employed in testing and measuring sophisticated radar and communications systems to determine the quality of the reception and transmission of information being transmitted. The widest application for the Company's noise-based test components are as reference standards in test instruments which measure unwanted noise in devices and components. This is accomplished by comparing a known noise reference to the unwanted noise found in the radar or communication system being tested. By generating a random noise signal, in combination with a live transmission signal, a noise generator simulates signals the receiver will encounter in the real world and allows a manufacturer to determine if its product is performing to specifications. Noise source testing is often more cost-efficient, faster and more accurate than alternative methods using discrete signal generators.

    These test components can be incorporated into electronic equipment or may serve as stand-alone components or devices that are connected to, or used in conjunction with, operating equipment. Complex measurements may be taken at increasing speeds to enhance productivity, offer improved accuracy, provide wider performance ranges, and present repeatable uniformity in results.

    The Company's test components are used in wireless communication systems as part of built-in test equipment to continuously monitor the receiver. The major application of the noise source products involves some function of detection, calibration, simulation, security and statistical analysis. Impulses of noise are applied to the receiver to measure the radar sensitivity, signal gain, and frequency bandwidth. The products used in conjunction with other electronic components are an effective means of jamming, blocking and disturbing hostile radar and other communications, as well as insulating and protecting friendly communications. The Company's noise source components are also used to test satellite communications receivers for video, telephony and datacom.

    The Company is capable of calibrating White Gaussian Noise
(AWGN) up to 3 Watts peak over frequency ranges which extend from 10Hz to 99GHz utilizing PIN and Schottky-Barrier diodes packaged in chip and wire assemblies or packaged parts mounted on soft/hard substrates.

    Another important application for the Company's test components is in integrated subassemblies for applications such as automated test equipment. Increasingly, analog or mixed signal integrated circuits require testing of noise figure. To respond to this requirement, the Company has developed several noise figure subassemblies for use in analog and mixed signal automated test equipment.

    (4) Voltage Controlled Oscillators ("VCOs"). Micronetics designs, manufactures and markets a line of VCOs which provide a precise signal source within a given frequency range. The output frequency of the oscillator is determined by a direct current ("DC") control voltage. This applied voltage tunes the oscillator over a specified range. The Company's products generate sinusoidal signals in frequency ranges from 100MHz to over 5GHz, utilizing packaged silicon bipolar transistors which are controlled by an input voltage signal. Most of the uses of those frequency ranges are identified with wireless applications including some MIL communications and satellite voice/messaging. Products are offered in a series of narrow-band, wide-band and selective octave tuning bandwidths. Depending on the series, packaging configurations for MIL and commercial applications include PIN types, SMT, hermetic and miniature packages.

    Manufacturing

    The Company's components that require automated assembly equipment are generally manufactured by third parties and tested by the Company for quality assurance. The length of the production process for these products is usually completed within two to three weeks. Manufacturing of the Company's other products, which involve less automated assembly equipment, takes place at its Hudson, NH, or Danbury, CT, or Topsfield, MA facilities. The length of the production process for these products ranges from one to twenty-four weeks. The Company generally maintains inventory of the raw materials required for production of its products for a period of up to one year or more.

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

    The Company also uses various methods to promote its products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website. The Company increased its advertising expenditures during Fiscal 2002 and intends to continue these activities in its current fiscal year.

    To a limited extent, the Company has engaged several distributors for certain of its line of VCOs. These distributors maintain inventories of the Company's products for resale to their customers. The Company recognizes revenues from sales to distributors at the time of shipment to the distributor. As is common in the industry, the Company may grant price protection to distributors. Under this policy, distributors will be granted credits for the difference between the price they were originally charged for products in inventory at the time of a price reduction and the reduced price which the Company subsequently charges distributors. From time to time, distributors may also be granted credits on an individual basis for Company-approved price reductions to specific customers made to meet competition.

    In the Company's fiscal year ended March 31, 2002 ( Fiscal 2002") and fiscal year ended March 31, 2001 ( Fiscal 2001"), the approximate mix of customer orders was 25% and 75%, respectively, for commercial applications and 75% and 25%, respectively, for MIL applications, of which approximately 5% in Fiscal 2002 is directly to the MIL.

    Customers

    The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or MIL marketplace. Many of those customers are prime contractors for MIL work or larger Fortune 500 companies with world-wide operations. Management believes it has a strong reputation for high performance products.

    Key customers of the Company include Aerosat, Alcatel, Boeing, BAE Systems, Ericsson, L-3 Communications, Lockheed Martin, Lucent Technologies, Motorola, NEC, Northrop Grumman, Raytheon, Southwest Research, Tektronix, Teradyne and Thales. The Company's customers buy products from the Company on the basis of purchase orders, rather than long-term supply contracts.

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

    In the Defense Electronics market, the Company's primary competitors are Herley Microwave, Remec, Filtronics, American
Microwave, ST Olekron, Advanced Control Components and GT Microwave
Corp.

    In its Test Component market, the Company's primary competitor is Wireless Telecom Group, Inc. In its Test Instrument market, the Company's primary competitors are Spirent Communications, Fastbit, DBM Microwave and Wireless Telecom Group, Inc.

    In the VCO market, large foreign firms, principally Japanese, manufacture competitive products in larger production runs than those of the Company. The Company believes that its VCOs produced for use in commercial applications compete with other manufacturers primarily on the basis of price and quality. Micronetics VCOs produced for use in military applications compete, primarily on the basis of quality. These products are typically high performance, high reliability components which are required to meet high quality standards. The Company considers Mini-Circuits Laboratory, Vari-L Company, Inc., Z-Com, Inc., Synergy Microwave and Modco, Inc. as competitors in the VCO market.


    Research and Development

    The Company maintains an engineering staff of ten individuals as of March 31, 2002, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation. These expenses were approximately $473,000 and $270,000 for Fiscal 2002 and Fiscal 2001, respectively.

    The Company intends to continue its research and development activities and considers these efforts to be vital to its future business expansion and success.

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

    Employees

    As of March 31, 2002, the Company had 73 full-time employees including 16 engaged in management and administration, ten in engineering, 41 in production and testing and six in sales. It also periodically engages consultants to assist it in various engineering-related activities. The Company believes that its employee relations are good.

    Patents and Trademarks

    The Company has been granted U.S. patents on certain of its designs, including its MicroCal test components and its SmartAntenna Test instrument. In the absence of patents, the Company relies upon trade secret laws to protect its confidential and proprietary information.

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

    The Company has registered "Micronetics" and "Innovation For the Future" as trademarks with the U.S. Patent and Trademark Office. It has also filed applications for Microwave & Video Systems", Enon Microwave" and "Nobody Makes Noise Like Micronetics" with the U.S. Patent and Trademark office. Their is no assurance that any of these marks will be allowed to be registered.

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


ITEM 2.  Description of Property.

    The Company's principal manufacturing facility and corporate offices are located in 15,500 square feet of general office, warehouse and manufacturing space situated in a 31,000 square foot building that it owns. This facility is located in Hudson, NH in an industrial park. The Company leases out the remaining 15,500 square feet of this facility pursuant to a lease with an unaffiliated entity.

    MVS operates out of a 5,000 square foot facility located in Danbury, CT, which it leases from an unaffiliated entity.

    The VCO Products Group operates out of a 2,500 square foot facility located at in Hudson, NH. The building is located in an industrial park and is leased from an unaffiliated entity.

    Enon operates out of a 11,000 square foot facility located in Topsfield, MA, which it leases from two entities, one affiliated with the Vice President and General Manager of Enon and the other unaffiliated with the company.


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

    The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 2000 until June 14, 2002 as reported by Nasdaq, were as follows:


                                      Bid Prices

                                  High            Low
Quarter Ended


Fiscal 2001

    First Quarter                15.6875          1.5
    Second Quarter               14.875           3.0
    Third Quarter                 7.25            1.5
    Fourth Quarter                6.625           1.5


Fiscal 2002

    First Quarter                 4.68            3.66
    Second Quarter                4.65            2.40
    Third Quarter                 4.12            2.97
    Fourth Quarter                4.54            3.25


Fiscal 2003

    First Quarter                 3.80            2.45
     (through 6/14/02)


    These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    (b) The number of holders of record of the Common Stock as of June 14, 2002 was 318. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in "street" name.

    (c) The Company has not paid any cash dividends during its two most recent fiscal years, nor any subsequent interim period.
Under the Company's loan agreement with Banknorth, N.A. (the
"Bank"), it is restricted from paying dividends without the consent of the Bank.




                     Equity Compensation Plan Information
_____________________________________________________________________
             (a)                (b)                 (c)
___________________________________________________________________
Plan category  Number of          Weighted-average    Number of
               Securities to      exercise price of   securities
               be issued          outstanding         remaining
               upon exercise      options, warrants   available for
               of outstanding     and rights          future issuance
               options, warrants                      under equity
               and rights                             compensation
                                                      plans (excluding
                                                      securities
                                                      reflected in
                                                      column (a))
_____________________________________________________________________
Equity
compensation
plans approved
by security
holders            510,185           $3.71                349,065
____________________________________________________________________
Equity
compensation
plans not
approved
by security
holders            226,500           $4.09                   0
____________________________________________________________________
Total              736,685           $3.83                349,065
____________________________________________________________________


ITEM 6.  Management's Discussion and Analysis or Plan of Operation.


    This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words anticipate," estimate," expect," intent," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the global economy, results of financing activities, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company's products.


    New Accounting Standards

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations" and SFAS No. 142
 Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Micronetics adopted the provisions of Statement No. 141, as of July 1, 2001 and Statement No. 142 on April 1, 2002. The adoption of SFAS No. 142 results in our discontinuation of amortization of our goodwill as of April 1, 2002. In connection with the adoption of SFAS 142, Micronetics is required to assess goodwill for impairment within six months of adoption, and will complete its assessment on or before the second quarter of Fiscal 2003. An annual impairment test will be performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

    Micronetics operates as a single integrated business and as such has one operating segment which is also the reportable segment as defined in SFAS 131. Within the operating segment, Micronetics identified three components as reporting units as defined under SFAS 142, the Defense Electronics Group, the Test Solutions Group and the VCO Products Group. Micronetics determined the carrying value of each reporting unit by assigning assets and liabilities to each group, including the existing goodwill and intangible assets, if any (solely due to Enon which is in the Defense Electronics Group), to those reporting units as of March 31, 2002.

    In Fiscal 2002, the Company identified certain conditions, including an overall weakness in markets in which the Company participates in generally, the age of certain of the designs and products and the status of development of certain products that were developed over the last few years, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time these assets were acquired or developed. In accordance with the Company's policy, management assessed the recoverability of goodwill based on future anticipated performance. Based on this projection, it was determined that the current prospects were insufficient to recover the remaining unamortized goodwill. As a result, the Company recognized full impairment of this goodwill and recorded a non-cash expense of $404,206 for FY2002.


    Recent Acquisitions

    The following summarizes the impact of the acquisitions of Enon Microwave, Inc. that was acquired on March 26, 2002 and the portable power meter line that was acquired from Giga-tronics Incorporated on February 14, 2001 that affects period-to-period results. On March 26, 2002, the Company acquired Enon pursuant to a merger of Enon with and into Vectronics, with Vectronics changing its name to Enon Microwave, Inc. Enon's results of operations have been included in the Consolidated Statement of Income since March 26, 2002, the date of acquisition. For Fiscal 2002, Enon contributed $88,489 to the Company's net sales.

    On February 14, 2001, the Company purchased the assets relating to the portable power meter line from Giga-tronics Incorporated. Results of operations from this product line were included in the Consolidated Statements of Income since February 14, 2001, the date of acquisition. For Fiscal 2002 and Fiscal 2001, this product line contributed $317,897 and $164,733 to the Company's net sales, respectively.


    (a)  Results of Operations.

    Net sales for Fiscal 2002 were $7,566,261 as compared to net sales of $7,793,306 for Fiscal 2001, a decrease of $227,045 or 2.9%. This was primarily due to increased sales from the Defense Electronics Group, more than offset by lower revenues in the Testing Solutions and VCO Products Groups.

    Gross profit as a percentage of net revenues increased to 42.3% in Fiscal 2002 from 39.8% in Fiscal 2001. This was largely due to the transition to manufacturing of integrated subassemblies in the Defense Electronics Group. Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased to 27.5% in Fiscal 2002 from 22.5% in Fiscal 2001. This increase in SG&A was attributable primarily to increased selling activities in Fiscal 2002 and the reallocation of certain personnel to direct sales activity. Research and development ( R&D") expenses increased to $472,720 or 6.2% of net sales from $270,484 or 3.5% of net sales. This increase funded increased efforts to develop new products, certain of which were introduced in Fiscal 2002.

    The Company had income from operations for Fiscal 2002 of $593,785 as compared to income from operations for Fiscal 2001 of $1,033,236. This is due to lower net sales, an increase to approximately $242,000 in Fiscal 2002 for inventory write-offs or reserves from $105,000 in Fiscal 2001 and higher SG&A and R&D expenses in Fiscal 2002 as compared to Fiscal 2001. The Company had income before taxes and extraordinary item in Fiscal 2002 of $221,199 as compared to $1,087,105 of such income in Fiscal 2001. This was largely due to the decision to write-down over $404,000 of goodwill during Fiscal 2002. The Company had income before extraordinary item in Fiscal 2002 of $275,757 as compared to $873,232 of such income in Fiscal 2001. This was largely due to the benefit from R&D tax credits in Fiscal 2002. The Company had income from extraordinary item of $59,005, or $.01 per share, basic and diluted, in Fiscal 2002 as compared to no such income in the prior year. This was due to the sale in Fiscal 2002 of a product line that the Company had no interest in pursuing. The Company had net income for Fiscal 2002 of $334,762, or $.08 per share, basic and diluted. This compared to net income of $873,232 or $.22 per share-basic and $.21 per share-diluted, during Fiscal 2001. The reduction in Fiscal 2002 is primarily due to decreased sales in the Test Solutions and VCO Products Groups, the increased write-down or reserve for obsolete inventory and the write-off of goodwill during Fiscal 2002. The weighted average shares outstanding increased to 4,130,716 basic, and 4,453,647 diluted, for Fiscal 2002, as compared to 4,025,701 basic and 4,216,739 diluted, for Fiscal 2001.


    (b)  Liquidity and Capital Resources.

    On March 31, 2002, the Company's working capital was
$6,078,319 as compared with working capital of $4,931,053 at March 31, 2001. This reflects a current ratio of 5.5 to 1 at March 31, 2002, as compared to 6.5 to 1 at March 31, 2001.

    Net cash of $778,246 was provided by operating activities during Fiscal 2002 as compared to $563,365 during Fiscal 2001. Net cash used by investing activities during Fiscal 2002 was $1,699,921 as compared to net cash used by investing activities of $616,195 during Fiscal 2001. The primary purpose of this use of cash was the Company's purchase of Enon Microwave, Inc. during Fiscal 2002. Net cash provided by financing activities during Fiscal 2002 was $1,849,008 as compared to $200,923 during Fiscal 2001. This was largely due to increased debt and the issuance of shares of Common Stock to partially fund the Company's purchase of Enon Microwave, Inc. in Fiscal 2002 as compared to repayment of debt in Fiscal 2002.

    In accordance with loans from the Bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios.


ITEM 7.  Financial Statements.


    This information is contained on pages F-1 through F-20 hereof.


(a) (1) Financial Statements                                Page

    Independent Auditors' Report                             F-1

    Consolidated Balance Sheets, March 31,
    2002 and 2001                                      F-2 - F-3

    Consolidated Statements of Income For the
    Years Ended March 31, 2002 and 2001                      F-4

    Consolidated Statements of Changes in Share-
    holders' Equity For the Years Ended March 31,
    2002 and 2001                                            F-5

    Consolidated Statements of Cash Flows For the
    Years Ended March 31, 2002 and 2001                F-6 - F-7

    Notes to Consolidated Financial Statements,
    March 31, 2002 and 2001.                          F-8 - F-20


(a) (2)  Financial Statement Schedules

    Schedule 8 - Valuation and Qualifying Accounts           S-1



ITEM 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure.

        None.


                             PART III


        The information to be contained in Items 9-12 herein is incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2002.


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

        10.3 Agreement dated November 3, 2000 between the Company and Hollis Electronics Company LLC.

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

        10.6 Promissory Note dated March 25, 2002 by the Company to Banknorth, N.A.

        10.7 Agreement of Merger of Enon Microwave, Inc. with and into Vectronics Microwave Corp., a wholly-owned subsidiary of the Company dated March 26, 2002, as amended, incorporated by reference to the Company's Current Report on Form 8-K filed on April 10, 2002.

        10.8 Employment Agreement between the Company and Donald Kilduff dated March 26, 2002.

        21         List of Subsidiaries of the Company.

        23.1       Consent of Trochiano & Daszkowski, LLP dated June 12,
                   2002.


(b)     Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K on April 10, 2002 to report its acquisition of Enon on March 26, 2002.


                             SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MICRONETICS WIRELESS, INC.



Dated: June 21, 2002         By:/s/Richard S. Kalin
                                Richard S. Kalin,
                                Chairman and President



        In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                       Date



/s/Richard S. Kalin         Chairman and President     June 21, 2002
Richard S. Kalin            (principal executive
                             officer)



/s/David Siegel              Director                  June 21, 2002
David Siegel



/s/Barbara Meirisch          Director                  June 21, 2002
Barbara Meirisch



/s/Dennis Dow                Vice President - Finance  June 21, 2002
Dennis Dow                   (principal financial and
                              accounting officer)






                   TROCHIANO & DASZKOWSKI, LLP
                         1303 Clove Road
                     Staten Island, NY 10301


                   INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Micronetics Wireless, Inc.
Hudson, NH

        We have audited the accompanying balance sheets of Micronetics Wireless, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Micronetics Wireless, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. In connection with our audits of the financial statements, we have also audited the financial statement schedules as listed in the accompanying index.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micronetics Wireless, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


/s/Trochiano & Daszkowski, LLP
______________________________

Trochiano & Daszkowski, LLP
Staten Island, NY
June 12, 2002



             MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2002 AND 2001

                               ASSETS


                                                 2002         2001
                                              __________     _________

Current assets:
   Cash and cash equivalents                 $ 2,500,414    $1,573,081

  Accounts receivable, net of
   allowance for doubtful accounts
   of $69,239 and $70,538 at March 31,
   2002 and 2001, respectively                 1,579,395     1,561,157
  Inventories                                  3,078,221     2,555,172
  Prepaid expenses                                88,202        88,037
  Deferred tax asset                              64,970             -
  Other current assets                           103,401        46,311
                                               _________     _________

         Total current assets                  7,414,603     5,823,758
                                               _________     _________
Property and Equipment:
  Furniture, fixtures and equipment            3,751,574     2,635,033
  Equipment held under capital leases            603,516       146,253
  Building and improvements                      975,286       864,116
  Land                                           162,000       162,000
                                               _________     _________

                                               5,492,376     3,807,402
  Less: accumulated depreciation
    and amortization                           3,301,494     1,835,597
                                              __________    __________

                                               2,190,882     1,971,805
                                              __________    __________
Other assets:
 Security deposits                                 1,460           960
 Intangibles, net of accumulated
  amortization at March 31, 2001                       -       107,294
 Goodwill, net of accumulated
  amortization of $0 and $16,910
  at March 31, 2002 and March 31,
  2001, respectively                             988,182       320,471
                                              __________     _________

                                                 989,642       428,725
                                              __________     _________

Total assets                                 $10,595,127    $8,224,288
                                              ==========     =========


    See accompanying notes to consolidated financial statements.



             MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2002 AND 2001

                LIABILITIES AND SHAREHOLDERS' EQUITY


                                                2002           2001
                                             _________      _________
Current liabilities:
   Note payable - bank, current
    portion                                $   230,102     $   28,339
   Current portion - capital leases
    payable                                     73,207         47,693
  Other notes payable                           29,233              -
  Accounts payable                             507,534        482,295
  Accrued expenses and taxes, other
   than income taxes                           477,234        307,903
   Income taxes payable                         18,974         26,475
                                            __________     __________

         Total current liabilities           1,336,284        892,705
                                            __________     __________
Noncurrent liabilities:

  Long-term debt -- net of current
    portion                                  1,448,825        676,426
  Capitalized lease obligations                117,520         83,115
   Notes payable - other                        58,466              -
                                            __________      _________

                                             1,624,811        759,541
                                            __________      _________

Total liabilities                            2,961,095      1,652,246
                                            __________      _________
   Common stock - $.01 par value;
    authorized - 10,000,000 shares;
    issued and outstanding - 4,338,489
    and 4,088,317 shares at March 31,
    2002 and 2001, respectively                 43,385         40,883

   Additional paid - in capital              4,455,497      3,627,406
  Retained earnings                          3,238,513      2,903,753

  Less: treasury stock at cost,
    30,400 shares at March 31, 2002           (103,363)             -
                                            __________      _________

                                             7,634,032      6,572,042
Total liabilities and shareholders'
 equity                                    $10,595,127     $8,224,288
                                            ==========      =========


    See accompanying notes to consolidated financial statements.


             MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                                2002             2001
                                              _________        _________

Net sales                                    $7,566,261       $7,793,306
Cost of sales                                 4,368,130        4,688,353
                                              _________        _________

Gross profit                                  3,198,131        3,104,953
                                              _________        _________
Selling, general and administrative
 expenses                                     2,081,010        1,749,982
Research and development expenses               472,720          270,484
Legal fees - related party                       50,616           50,324
                                              _________        _________

                                              2,604,346        2,070,790
                                              _________        _________

Income from operations                          593,785        1,034,163
                                              _________        _________
Other income (expense):
   Interest income                               33,684           60,523
   Interest expense                             (66,011)         (67,782)
   Rental income                                 76,425           77,100
  Miscellaneous (expense) income                 (2,701)           7,587
  Impairment of goodwill                       (404,206)               -
  Amortization of intangibles                   (24,224)         (23,559)
  Gain on sale of asset                          14,447                -
                                              _________        _________

  Total other income (expense)                 (372,586)          53,869

Income before provision for income
 taxes and extraordinary item                   221,199        1,088,032

Provision for (benefit from) income taxes       (54,558)         214,800
                                               ________        _________

Income before extraordinary item             $  275,757       $  873,232
                                               ________        _________

Extraordinary item - net of income taxes         59,005                -

                                              _________        _________

Net income                                   $  334,762       $  873,232
                                              =========        =========
Earnings per common share:
Before extraordinary item
 Basic                                            .07             .22
 Diluted                                          .07             .21

Extraordinary item
 Basic                                            .01              -
 Diluted                                          .01              -

Net income
 Basic                                           $.08            $.22
 Diluted                                         $.08            $.21

Weighted average shares outstanding:
 Basic                                      4,130,716        4,025,701
 Diluted                                    4,453,647        4,216,739


 See accompanying notes to consolidated financial statements.



                 MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                          Common Stock
                      ____________________   Additional
                                    Par      Paid-In      Retained   Treasury
                       Shares       Value    Capital      Earnings   Stock       Total
                     ________      _______   ___________  _________  ________   _______
Balance -
 March 31, 2000     3,941,942     $ 39,419   $3,356,870  $2,030,521             $5,426,810
                    _________      _______    _________   _________
Shares issued upon
  exercise of
  options             146,375        1,464      270,536                           272,000

Net income                                                  873,232               873,232
                    _________      ________   __________  _________             _________

Balance -
 March 31, 2001     4,088,317      $ 40,883   $3,627,406  $2,903,753            $6,572,042
                    _________       _______    _________   _________             _________
Shares issued upon
  exercise of
  options              98,125           981      153,038

Shares issued in
  connection with
  Enon merger         182,447         1,824      675,053

Purchase of
  Common Stock        (30,400)         (303)                         (103,363)

Net income                                                   334,762              334,762
                   __________     _________   _________  _________   ________   _________
Balance -
 March 31, 2002     4,338,489      $ 43,385  $4,455,497 $3,238,513  $(103,363) $7,634,032


         See accompanying notes to consolidated financial statements.

              MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                                  2002          2001
                                                ________      ________
Cash flows from operating activities:
     Net income                                $ 334,762     $ 873,232
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:

     Depreciation and amortization               501,274       268,044
  Impairment of goodwill                         404,206             -
     Gain on sale of assets                       14,447             -
     Deferred tax asset                          (58,292)      185,222
  Provision for losses on accounts
   receivable                                     (1,299)       (5,670)
  Provision for losses of obsolete
   inventory                                     137,321       105,000
Changes in assets and liabilities:
     Increase in accounts receivable             (16,939)     (578,299)
     Increase in inventories                    (660,370)     (577,208)
     (Increase) decrease in prepaid
       expenses and other current assets         (57,255)       16,063
     Increase in accounts payable                 25,239       123,491
     Increase in accrued expenses and
      taxes, other than income taxes             169,331       134,404
     Increase (decrease) in income taxes
      payable                                     (7,501)       19,086
                                                ________       _______

Net cash provided by operating
     activities                                  778,246       563,365
                                                ________       _______

Cash flows from investing activities:
     Purchase of property and equipment       (1,854,804)     (619,723)
  Disposal of fixed assets                       169,830             -
  Proceeds from sale of assets                   (14,447)            -
     Proceeds from security deposits                 500         3,528
                                               _________       _______
Net cash (used for) investing
  activities                                  (1,699,921)     (616,195)
                                               _________       _______


     See accompanying notes to consolidated financial statements.

              MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                              (continued)

                                               2002           2001
                                             ________      _________
Cash flows from financing activities:
  Repayment of bank loans                  $  (25,838)    $  (60,000)
  Proceeds from new bank loan               1,000,000              -
     Net proceeds from stock options
        exercised                             153,038        270,535
  Net proceeds from issuance of
     shares in merger                         675,053              -
     Principal proceeds
     on capital lease obligations              59,917         93,797
     Other loans increase                      87,699       (104,873)
     Purchase of common stock                     981          1,464
     Shares issued - Enon Merger                1,824              -
     Shares issued to treasury stock             (303)             -

   Less: purchase of treasury stock          (103,363)             -
                                            _________       ________

Net cash provided by financing
     activities                             1,849,008        200,923
                                            _________      _________
Net increase in cash and
     cash equivalents                         927,333        148,093

Cash and cash equivalents,
        beginning of year                   1,573,081      1,424,988
                                            _________      _________
Cash and cash equivalents,
     end of year                           $2,500,414     $1,573,081
                                            =========      =========
Supplemental Disclosure of Cash Flow
     Information:

Cash paid during the years for:

     Interest                              $   62,456     $   72,633
     Income taxes                          $   35,000     $    9,896



   See accompanying notes to consolidated financial statements.

 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business:

Micronetics, Inc. changed its name in September 1995 to Micronetics Wireless, Inc. The Company, which includes its wholly-owned subsidiaries, Microwave & Video Systems, Inc. and Enon Microwave, Inc., is engaged in the design, development, manufacture and marketing of a broad range of high performance wireless components and test equipment used in digital cellular, microwave, satellite, radar and communication systems around the world. Approximately 25% of the Company's sales derive from foreign markets.

(b) Principles of Consolidation:

The consolidated financial statements include the accounts of the Company including its two wholly-owned subsidiaries, Microwave &
Video Systems, Inc. and Enon Microwave, Inc. All significant intercompany transactions are eliminated.

(c) Inventory Valuation:

Inventory is valued at the lower of cost (first-in, first-out method) or market.

(d) Depreciation and Amortization:

Fixed assets are reflected at cost.

Depreciation of fixed assets are computed by both straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their expected useful lives.

(e) Goodwill:

Until March 31, 2002, the excess of the cost of investment in subsidiaries over the carrying value of assets acquired is shown as goodwill, which is then amortized on a straight-line basis over a maximum of 40 years. See Notes 10 and 12 to Notes to Consolidated Financial Statements.

The Company wrote off $404,206 of patents, licensing agreements and goodwill prior to the adoption of FASB 142 during Fiscal 2002. See
Note 12.



1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Income taxes:

The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

(g) Research and Development Costs:

Research and development costs are charged to expense in the year incurred. The amounts expended for the years ended March 31, 2002 and 2001 were approximately $473,000 and $270,000, respectively.

(h) Net Income Per Share:

Primary and fully diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

(i) Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(j) Use of Estimates:

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

(k) Vulnerability Due to Certain Concentrations:

All of the Company's assets and operations are located in three facilities.


1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


(l) Revenue Recognition:

The Company recognizes revenues when goods are shipped.

(m) Reclassifications:

Certain reclassifications have been made to the 2001 comparative financial statements to conform to the 2002 presentation.


2--INVENTORIES

Inventories consist of the following:

                        March 31,      March 31,
                          2002           2001
                        _________     _________
    Raw materials and
      work-in-process  $2,827,581    $2,287,365

    Finished goods        492,961       372,807
                        _________     _________

                        3,320,542     2,660,172
    Less: allowance for
   obsolescence          (242,321)     (105,000)
                        _________      _________

                       $3,078,221     $2,555,172
                        =========      =========

3--ACQUISITIONS

     In March 2002, Enon Microwave, Inc., a Massachusetts corporation merged with and into Enon Microwave, Inc., a Delaware Corporation
( Enon") and wholly owned subsidiary of the Company. The acquisition of Enon is recorded under the purchase method of accounting for financial statement purposes. Because it was a tax free reorganization, the purchase price has been allocated to assets acquired and liabilities assumed based on their book value at the date of acquisition, with the balance of approximately $988,000 recorded as goodwill on the accompanying Consolidated Balance Sheet at March 31, 2002. In accordance with Statement of Financial Accounting Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically (see Note 12 of Notes to Consolidated Financial Statements - Recent
Accounting Pronouncements). Enon's year-end Balance Sheet is included in the Consolidated Balance Sheet at March 31, 2002.
Enon's results of operations and cash flows for the period March
26, 2002 through March 31, 2002 are included in the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the year ended March 31, 2002. The resources utilized to complete the Company's purchase of Enon are included as a use of cash for investing activities in the Consolidated Statement of Cash Flows for the year ended March 31, 2002. The shares of Common Stock issued in connection with the Company's purchase of Enon is included in the Statement of Changes in Shareholders' Equity for the year ended March 31, 2002.

Enon's financial statements of all assets and liabilities acquired were added to the Company's financial statements effective as of the date of acquisition. The book value as of March 31, 2002 is summarized as follows:


   Cash                                $ 80,142
   Accounts receivable (Net)            252,959
   Inventories (Net)                    762,363
   Property, plant and equipment (Net)  203,326
   Prepaid Expense                        6,724
   Liabilities                         (484,460)
                                        _______

                                       $821,054
                                        =======

     In February 2001, the Company purchased the assets relating to the portable power meter line from Giga-Tronics Incorporated for $415,000, of which it paid $215,000 at closing and the balance shortly thereafter. The assets included approximately $250,000 of equipment and approximately $100,000 of inventory.



4--LONG-TERM DEBT

The following table summarizes the Company's long-term debt:

                                       March 31,      March 31,
                                          2002         2001
                                       _________      ________
Notes
     Prime plus 1% note due
      February, 2006 (a)              $  378,943     $ 392,214
     6.763% note due March, 2016 (a)     299,983       312,551
  6.25% note due March, 2007 (a)       1,000,000          -
  6.5% promissory note due March
   2005 (b)                               87,699          -
Capital lease obligations (c)            190,728       130,808
                                       _________      ________

Total                                 $1,957,353     $ 835,573
Less current maturities                 (332,542)      (76,032)

Total long-term debt                  $1,624,811     $ 759,541
                                       =========      ========



(a) The Company borrowed $1,000,000 in March 2002. The five year note bears interest at the rate of 6.25% per year, requires $50,000 quarterly repayments of principal, with accrued interest thereon.

During the year ended March 31, 1996, the Company financed the purchase of its headquarters building with two loans, one of which was financed by the SBA Loan defined below and the other was from a bank for $440,000, which bears interest at prime plus 1% and is due in equal monthly installments with the final payment due on February 2, 2006.

These loans contain certain covenants pertaining to financial ratios and payment of dividends. At March 31, 2002, the Company is not in violation of these covenants.

The Company borrowed $365,000 from the Small Business Administration (the "SBA Loan"), and bears interest at 6.763% per annum; effective rate 7.863% at March 31, 2002. Payments are due in monthly principal and interest installments of $3,096 through March 1, 2016 when the unpaid balance of principal and interest become due.

The above loans are secured by substantially all of the assets of the Company.

(b) In March 2002, the Company issued a note for $87,699 in connection with its acquisition of Enon Microwave, Inc. The note bears interest at 6.5% per annum and requires three equal annual principal repayments, with accrued interest thereon, commencing in March 2003. The note matures in March 2005.

(c) Obligations Under Capital Leases:

Leases are reflected at their present value based upon an imputed interest rate of 9% per annum.

The assets are depreciated over their estimated productive lives.
For the years ended March 31, 2002 and 2001, depreciation of assets under capital leases is included in depreciation expense.


As of March 31, 2002 and 2001, property held under capital leases were as follows:


                                  March 31,  March 31,
                                    2002       2001
                                  ________   _________

  Machinery and equipment         $603,516   $146,253

  Less:  accumulated depreciation  362,420     33,019
                                   _______    _______

                                  $241,096   $113,234
                                   =======    =======

Annual maturities of long term debt, including capital leases, due in the next five years will approximate $332,542 (2003), $319,357
(2004), $289,168 (2005), $262,338 (2006), $248,051 (2007) and
$505,897 thereafter.

(d) The Company has been extended a $1,500,000 line of credit from Banknorth, N.A. that it has not exercised. It was issued on March 25, 2002 and matures on August 31, 2002 with a rate of .5% above the bank index.


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

The Company's deferred tax asset as of March 31, 2002 relates entirely to its net operating loss carry-forwards and tax credits. At March 31, 2002, the Company has tax credit carryovers of approximately $96,000 for Federal tax purposes.


The following sets forth the provision for income taxes:

                                      March 31,   March 31,
                                       2002        2001
                                      ________    ________

Federal tax on income                $ 65,758   $ 186,109
State tax provided for                 10,412      23,700
Stock option compensation (a)         (65,758)   (180,231)
Deferred tax benefit                        -     185,222
Business tax credits available
 for carryforward                     (64,970)          -
                                      _______     ________
Provision for (benefit from) income
 taxes                               $(54,558)   $ 214,800
                                      =======     ========


(a) With the exercise of options during the fiscal years ended March 31, 2002 and 2001, respectively, the Company derived a permanent difference for tax purposes of approximately $193,405 and $508,194 for the years ended March 31, 2002 and 2001, respectively.


6--COMMITMENTS

Leases:

Rent expense including real estate taxes, for the year ended March 31, 2002 was $84,484.

Agreements:

The Company has entered into an employment agreement with a key employee terminating March 31, 2006, which provides for a base salary of $150,000 per annum, plus three percent of the Company's pre-tax profits up to the level reported in the prior fiscal year and five percent of any such profits in excess of such amount.

Enon entered into two employment agreements; one with a key employee with a base salary of $110,000 per annum terminating March 26, 2004 and the other with an employee with a base salary of $75,000 per annum and additional incentive compensation based on meeting certain preestablished criteria terminating in one year. Enon also entered into a one year consulting agreement that provides a $75,000 per annum fee.


7--MAJOR CUSTOMERS

Approximately 30% of the Company's net sales for each of the years ended March 31, 2002 and 2001, respectively, are for military applications, of which 5% in Fiscal 2002 is directly to U.S.
governmental agencies for both years.


8--CAPITAL STOCK, OPTIONS AND WARRANTS

On August 7, 1987, the Company adopted an Incentive Stock Option Plan, pursuant to which the Company was able to grant options to purchase up to 100,000 shares of Common Stock in the form of incentive stock options as defined in Section 422A of the Internal Revenue Code. In December 1989, an amendment to increase the number of shares of Common Stock which may be granted under the plan to 200,000 shares was approved by the shareholders of the Company. The Plan required that the exercise price of options granted not be less than the fair market value at the date of grant. With respect to holders of more than 10% of the Company's securities, the exercise price of the option must be equal to 110% of the fair market value at the date of grant. The maximum exercise period for any option under the plan was ten years from the date the option was granted (five years for an optionee who owns more than 10% of the Company's securities). All options granted under this Plan have been exercised, expired or cancelled at March 31, 2002 and March 31, 2001. On August 7, 1987, the Company adopted an Executive Stock Option Plan, pursuant to which the Company was able to grant options to purchase up to 100,000 shares of Common Stock. All options granted under this Plan have been exercised, expired or cancelled at March 31, 2002 and March 31, 2001.

During the year ended March 31, 1995, the Company adopted a stock option plan, the "1994 Stock Option Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock.

During the year ended March 31, 1997, the Company adopted a stock option plan, the "1996 Stock Option Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock. During the year ended March 31, 2002, the Board of Directors amended this Plan to increase the number of shares of Common Stock that may be granted under the Plan to 600,000.


The following tables summarize the activity in options under the 1994 and 1996 Stock Option Plans:

1994 Stock Option Plan:            Shares     Price Range

Outstanding at March 31, 2000     132,750   $1.41 - $5.50
Exercisable at March 31, 2000      30,750   $1.41 - $5.50
Granted                             4,000           $8.63
Exercised                          37,500   $1.41 - $2.19
Expired or Cancelled               10,250   $1.87 -$11.00
Outstanding at March 31, 2001      89,000   $1.41 - $8.63
Exercisable at March 31, 2001      29,250   $1.50 - $8.63
Granted                                 0   $     -
Exercised                             875          $1.625
Expired or Cancelled               15,000   $       2.125
Outstanding at March 31, 2002      73,125   $1.41 - $8.63
Exercisable at March 31, 2002      31,625   $1.41 - $8.63

1996 Stock Option Plan:

Outstanding at March 31, 2000     327,875   $1.41 -$11.00
Exercisable at March 31, 2000      62,750   $1.41 -$11.00
Granted                           102,860   $4.63 -$11.00
Exercised                          56,125   $1.41 -$ 2.20
Expired or Cancelled               49,800   $1.88 -$11.00
Outstanding at March 31, 2001     324,810   $1.41 -$11.00
Exercisable at March 31, 2001      63,600   $1.50 -$11.00
Granted                           134,500   $3.50 - $4.37
Exercised                          22,250   $1.50 - $2.00
Expired or Cancelled                    0   $     -
Outstanding at March 31, 2002     437,060   $1.32 -$11.00
Exercisable at March 31, 2002     140,715   $1.32 -$11.00

The following sets forth information concerning other outstand-ing options to purchase Common Stock:

Other Options:                    Shares     Price Range
Outstanding at March 31, 2000     232,500   $1.32 - $2.31
Exercisable at March 31, 2000     232,500   $1.32 - $2.31
Granted                            50,000           $8.63
Exercised                          50,000           $2.25
Outstanding at March 31, 2001     232,500   $1.32 - $8.63
Exercisable at March 31, 2001     168,125   $1.32 - $2.31
Granted                            69,000   $4.25 - $4.37
Exercised                          75,000   $1.50 - $2.00
Outstanding at March 31, 2002     226,500   $1.32 - $8.63
Exercisable at March 31, 2002     157,500   $1.32 - $8.63

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

Pro forma net income had Statement 123 been applied would have resulted in a number not materially different than under APB 25.


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


10--INTANGIBLES

Intangible assets at March 31, 2001 are as follows:

                                 2001
                                _______

Licensing agreements           $100,000
Patents                          86,426
                                _______

                                186,426
Less accumulated amortization    79,132
                                _______

                               $107,294
                                =======

In Fiscal 2002, the Company identified certain conditions, including an overall weakness in markets in which the Company participates in generally, the age of certain of the designs and products and the status of development of certain products that were developed over the last few years, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time these assets were acquired or developed. In accordance with the Company's policy, management assessed the recoverability of goodwill based on future anticipated performance. Based on this projection, it was determined that the current prospects were insufficient to recover the remaining unamortized goodwill. As a result, the Company recognized full impairment of this goodwill and recorded a non-cash expense of $404,206 for FY2002.


11--RELATED PARTY TRANSACTIONS

Related party legal fees of $50,616 and $50,324 for the years ended March 31, 2002 and March 31, 2001, respectively, were to a firm of which a member is an officer and significant shareholder of the Company. In addition, the Company also reimbursed this officer and shareholder for $24,000 of rent which is included in rent expense on the accompanying financial statements.


12--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of Statement No. 141 as of July 1, 2001. The adoption of Statement No. 141 did not have a material impact on the Company's financial position or results of operations. The Company will adopt the provisions of Statement No. 142 effective April 1, 2002.

In connection with the adoption of SFAS 142, Micronetics is required to assess goodwill for impairment within six months of adoption, and will complete its assessment on or before the second quarter of Fiscal 2003. An annual impairment test will be performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

Micronetics operates as a single integrated business and as such has one operating segment which is also the reportable segment as defined in SFAS 131. Within the operating segment, Micronetics identified three components as reporting units as defined under SFAS 142, the Defense Electronics Group, the Test Solutions Group and the VCO Products Group. Micronetics determined the carrying value of each reporting unit by assigning assets and liabilities to each group, including the existing goodwill and intangible assets, if any (solely due to Enon which is in the Defense Electronics Group), to those reporting units as of March 31, 2002.

In August 2001, the FASB issued Statement No. 143, Accounting For
Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company will adopt Statement No. 143 effective April 1, 2002.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No.
121. Statement No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the statement of operations, but broadens that presentation to include a component of an entity (rather than a segment of a business).
The Company will adopt the provisions of Statement No. 144 effective April 1, 2002. The impact of such adoption is not expected to have a material effect on the Company's financial position or results of operations.


                        MICRONETICS WIRELESS, INC.
              SCHEDULE 8 - VALUATION AND QUALIFYING ACCOUNTS



               Balance    Charged   Charged
               at         to Costs  to                     Balance
               Beginning  and       Other                  at End
Description    of Period  Expenses  Accounts   Deductions  of Period
___________    _________  ________  ________   __________  _________


Reserve for
 Bad Debts     $70,538        -          -       $1,299 (a)   $69,239

Reserve for
 Obsolete
 Inventory    $105,000     $248,628      -      111,307 (b)  $242,321


(a)  Write-off of accounts receivable against reserve.

(b)  Write off of inventory against reserve.




























                                   S-1




                          EXHIBIT INDEX



     10.3 Agreement dated dated November 3, 2000 between the Company and Hollis Electronics Company LLC.

     10.6       Promissory Note dated March 25, 2002 by the Company to
                Banknorth, N.A.

     10.8 Employment Agreement between the Company and Donald Kilduff dated March 26, 2002.

     21         List of Subsidiaries of the Company.

     23.1       Consent of Trochiano & Daszkowski LLP dated June 12,
                2002.


































                               -45-