Form 10QSB
period 2002-06-30
MICRONETICS WIRELESS INC
filed 2002-07-24
CIK 820097

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                             FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to              .
                              ------------  --------------
Commission file number 33-16453
                       --------

                       MICRONETICS WIRELESS, INC.
----------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

         Delaware                          22-2063614
-------------------------------       ---------------------------
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

              26 Hampshire Drive, Hudson NH  03051
----------------------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                         (603) 883-2900
----------------------------------------------------------------
       (Issuer's telephone number, including area code)

----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

     4,361,539 shares of common stock, par value $.01 per share as of July 22, 2002.

                    MICRONETICS WIRELESS, INC.

                           INDEX



                                                        Page No.
                                                        -------

Part I.  Financial Information:


     Item 1.   Financial Statements.


               Consolidated Condensed Balance
               Sheets - June 30, 2002 and March          3-4
               31, 2002


               Consolidated Condensed Statements
               of Operations - Three Months Ended
               June 30, 2002 and June 30, 2001             5


               Consolidated Condensed Statement          6-7
               of Cash Flows - Three Months Ended
               June 30, 2002 and June 30, 2001


               Notes to Consolidated Condensed             8
               Financial Statements


     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                     9-10


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.           11


Signature                                                  12

                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               Assets

                                        June 30,       March 31,
                                          2002            2002
                                       ----------      ----------
CURRENT ASSETS:
 Cash                                 $ 2,379,777     $ 2,500,414

Trade accounts receivable
 (net of allowance for
  doubtful accounts)                    1,703,501       1,579,395

Inventories (note 2)                    3,174,275       3,078,221

Prepaid expenses                           26,287          88,202

Other current assets                      122,516         168,371
                                       ----------      ----------

TOTAL CURRENT ASSETS                    7,406,356       7,414,603
                                       ----------      ----------

FIXED ASSETS

Land                                      162,000         162,000
Building & improvements                   975,286         975,286
Furniture, fixtures, and
 equipment                              3,900,737       3,751,574
Capitalized leases                        603,515         603,516
                                       ----------      ----------

 Gross fixed assets                     5,641,538       5,492,376
 Accumulated depreciation               3,382,924       3,301,494
                                       ----------      ----------

TOTAL (NET) FIXED ASSETS                2,258,614       2,190,882

OTHER ASSETS

Deposits                                    1,460           1,460
Goodwill                                  988,182         988,182
                                       ----------      ----------

TOTAL OTHER ASSETS                        989,642         989,642
                                       ----------      ----------

TOTAL ASSETS                          $10,654,612     $10,595,127
                                       ==========      ==========

See accompanying notes to consolidated condensed financial statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity




                                       June 30,        March 31,
                                         2002            2002
                                      ----------     ----------
CURRENT LIABILITIES:

 Short-term loans and capitalized
  leases                             $   331,043     $   332,542

 Accounts payable                        246,328         507,534

 Accrued expenses and taxes, other
  than income taxes                      573,871         477,234

 Income taxes payable                     24,408          18,974
                                      ----------      ----------

TOTAL CURRENT LIABILITIES              1,175,650       1,336,284
                                      ----------      ----------

LONG-TERM DEBT:

 Notes payable                         1,448,603       1,507,291

 Capitalized lease obligations           102,564         117,520
                                      ----------      ----------

TOTAL LONG-TERM DEBT                   1,551,167       1,624,811
                                      ----------      ----------

TOTAL LIABILITIES                      2,726,817       2,961,095
                                      ----------      ----------

SHAREHOLDERS' EQUITY:

 Common stock                             43,564          43,385
 Additional paid - in capital          4,517,583       4,455,497
 Retained earnings                     3,505,667       3,238,513
 Less: Treasury stock at cost,
 42,700 shares at June 30, 2002
 and 30,400 shares at March 31,
 2002                                   (139,019)       (103,363)
                                      ----------      ----------

TOTAL SHAREHOLDERS' EQUITY             7,927,795       7,634,032
                                      ----------      ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $10,654,612     $10,595,127
                                      ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                      MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                     Three Months Ended June 30,
                                        2002            2001
                                     ----------      ----------


Operating revenues                   $2,341,649      $1,784,025

Cost of operations                    1,277,906       1,013,700
                                      ---------       ---------

Gross profit                          1,063,743         770,325

Selling, general and
 administrative expenses                612,450         515,299

Research & development                  154,882          94,468
                                      ---------       ---------


Operating income                        296,411         160,558

Other income (expense):
 Rental income                           14,000          12,462
 Interest income                         11,158           8,880
 Interest (expense)                     (30,856)        (15,874)
 Other income (expense)                   6,123             841
                                      ---------       ---------

        Total other income (expense)        425           6,309
                                      ---------       ---------

Income before provision
 for income taxes                       296,836         166,867

Provision for income taxes               29,684          29,202
                                      ---------       ---------

Net income                           $  267,152      $  137,665
                                      =========       =========

Net income per share                 $     0.06      $     0.03
                                      =========       =========

Diluted weighted average number
 of shares outstanding                4,450,282       4,216,739
                                      =========       =========

See accompanying notes to consolidated condensed financial statements.

              MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                        Three Months Ended June 30,
                                          2002              2001
                                       ---------        ----------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from operating
 activities:

Net income                              $267,152          $137,665

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization             81,430            55,493

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets     (112,390)          (15,188)

(Increase) decrease in security
 deposits and other assets                     -             3,019

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                            (160,634)          (17,922)
                                         -------            ------

Net cash provided
 by operating activities                $ 75,558          $163,067
                                         -------           -------

See accompanying notes to consolidated condensed financial statements.

                  MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)




                                   Three Months Ended June 30,
                                      2002             2001
                                    ---------       ----------


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from investing
 activities:
  (Additions) to fixed assets      $ (149,162)      $  (59,397)
                                    ---------        ---------

Net cash provided by (used for)
 investing activities              $ (149,162)      $  (59,397)
                                    ---------        ---------

Cash flows from financing
 activities:
  (Repayments) increase of debt
    and capitalized leases            (73,642)         (25,464)
 Proceeds from stock options
   exercised                           62,265                -
 Purchase of treasury stock           (35,656)           1,511
                                    ---------        ---------

Net cash provided by (used for)
 financing activities              $  (47,033)      $  (23,953)
                                    ---------        ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS               $ (120,637)      $   79,717

Cash and cash equivalents, at
 beginning of year                  2,500,414        1,573,081
                                    ---------        ---------

CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $2,379,777       $1,652,798
                                    =========        =========

See accompanying notes to consolidated condensed financial statements.

           MICRONETICS, WIRELESS, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of June 30, 2002 and 2001, the results of operations for the three month periods ended
          June 30, 2002 and 2001 and cash flows for the three month periods ended June 30, 2002 and 2001.

          While the Company believes that the
          disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2002.

          The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results of the full year.



Note 2.   Inventories are summarized below:



                                June 30, 2002   March 31, 2002
                                -------------   --------------

Raw materials and
 work-in-process                  $2,988,679      $2,827,581
Finished goods                       392,917         492,961
                                   ---------       ---------

                                   3,381,596       3,320,542

Less: allowance for obsolescence    (207,321)       (242,321)
                                   ---------       ---------

                   Total          $3,174,275      $3,078,221
                                   =========       =========

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.


     Results of Operations

     The Company had revenues of $2,341,649 and $1,784,025 for the three months ended June 30, 2002 and 2001, respectively, an increase of $557,624 or 31% in the current period. A large percentage of this increase was due to the inclusion of sales from Enon Microwave, Inc. that was acquired by the Company in March 2002. Gross profit as a percent of net sales increased to 45.4% in the current period from 43.2% during the corresponding period of the prior fiscal year. This was due primarily to significant improvement in our Defense Electronics Group. Selling, general and administrative expenses as a percent of net sales for the current period decreased to 26.2% from 28.9% during the corresponding period a year ago. This was due primarily to the impact of controlled increases against a larger sales base. Research and development expenses increased to 6.6% of net sales during the current period as compared to 5.3% of net sales a year ago. The Company maintained increased new product development activities during the current period.

     The Company had net income of $267,152, or $.06 per share, as compared to net income of $137,665, or $.03 per share, for the three month periods ended June 30, 2002 and 2001, respectively. The weighted average shares outstanding for the three months ended June 30, 2002 and 2001, were 4,450,282 and 4,216,739, respectively.


     Financial Condition

     The Company's working capital at June 30, 2002 was $6,230,706, an increase of $152,387 from $6,078,319, the working capital at March 31, 2002. The Company's current ratio was approximately 6.30 to 1.0 at June 30, 2002; it was approximately 5.55 to 1.0 at March 31, 2002.

     Net cash of $75,558 was provided by operating activities during the three months ended June 30, 2002 as compared to $163,067 that was provided by operating activities during the year earlier period. This was primarily due to increased inventory and increased reduction of payables in the current period. Net cash used by investing activities during the three months ended June 30, 2002 was $149,162 as compared to $59,397 during the year earlier period. This was due to the purchase of new equipment during the current period. Net cash used by financing activities during the three months ended June 30, 2002 was $47,033 as compared to $23,953 during the year earlier period. This was largely due to increased debt reduction and the purchase of treasury stock in the current period. As a result of these activities, the Company's cash position decreased $120,637 during the current three months as compared to a increase of $79,717 in the year ago period.

     Safe Harbor Statement

     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2002.

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

     (b)  Reports on Form 8-K.


     During the quarter ended June 30, 2002, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                   (Registrant)



Dated:  July 24, 2002              By:/s/Richard S. Kalin
                                      -------------------
                                      Richard S. Kalin,
                                      President (Principal
                                      Executive Officer)