Form 10QSB
period 2002-09-30
MICRONETICS WIRELESS INC
filed 2002-10-22
CIK 820097

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                          FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  ---------------

Commission file number 33-16453
                       --------

                       MICRONETICS WIRELESS, INC.
-------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          Delaware                          22-2063614
-------------------------------       -----------------------------
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

              26 Hampshire Drive, Hudson NH  03051
-------------------------------------------------------------------
         (Address of principal executive offices)

                         (603) 883-2900
------------------------------------------------------------------
         (Issuer's telephone number, including area code)

------------------------------------------------------------------
(Former name, former address and former fiscal year, if change since last report)

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

     4,378,764 shares of common stock, par value $.01 per share as of October 17, 2002.

                    MICRONETICS WIRELESS, INC.

                             INDEX

                                                        Page No.
                                                        --------
Part I.  Financial Information:

     Item 1.   Financial Statements.

               Consolidated Condensed Balance
               Sheets - September 30, 2002 and March
               31, 2002                                     3-4

               Consolidated Condensed Statements
               of Operations - Three and Six Months
               Ended September 30, 2002 and 2001            5-6

               Consolidated Condensed Statement
               of Cash Flows - Six Months Ended
               September 30, 2002 and 2001                  7-8

               Notes to Consolidated Condensed
               Financial Statements                           9


     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                      10-11


     Item 3.   Controls and Procedures                       12


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.             13


     Signature                                               14


     Certifications                                       15-18


                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               Assets

                                      September 30,     March 31,
                                          2002            2002
                                      -------------   -----------
CURRENT ASSETS:

Cash and cash equivalents             $ 2,606,456     $ 2,500,414

Accounts receivable (net of
 allowance for doubtful accounts
 of $60,366 and $69,239 at September
 30 and March 31, 2002, respectively)   1,713,825       1,579,395

Inventories                             3,093,976       3,078,221

Prepaid expenses and taxes                 66,187          88,202

Other current assets                      119,268         168,371
                                      -----------      ----------

TOTAL CURRENT ASSETS                    7,599,712       7,414,603
                                      -----------      ----------

PROPERTY AND EQUIPMENT

Land                                      162,000         162,000
Building & improvements                   975,286         975,286
Furniture, fixtures, and
 equipment                              3,973,292       3,751,574
Equipment held under capital leases       603,515         603,516
                                       ----------      ----------

                                        5,714,093       5,492,376
Less: Accumulated depreciation          3,422,740       3,301,494
                                       ----------      ----------

TOTAL PROPERTY AND EQUIPMENT            2,291,353       2,190,882

OTHER ASSETS

Security deposits                          10,335           1,460
Goodwill                                  988,182         988,182
                                       ----------      ----------

TOTAL OTHER ASSETS                        998,517         989,642
                                       ----------      ----------

TOTAL ASSETS                          $10,889,582     $10,595,127
                                      ===========     ===========

See accompanying notes to consolidated condensed financial statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity


                                     September 30,     March 31,
                                         2002             2002
                                     -------------     ---------
CURRENT LIABILITIES:
 Short-term loans and capitalized
  leases                             $   323,250     $   332,542

 Accounts payable                        275,791         507,534

 Accrued expenses and taxes, other
  than income taxes                      498,664         477,234

 Income taxes payable                     81,526          18,974
                                     -----------     -----------

TOTAL CURRENT LIABILITIES              1,179,231       1,336,284
                                     -----------     -----------

LONG-TERM DEBT:

 Notes payable                         1,331,652       1,507,291

 Capitalized lease obligations            87,317         117,520
                                     -----------      ----------

TOTAL LONG-TERM DEBT                   1,418,969       1,624,811
                                     -----------      ----------

TOTAL LIABILITIES                      2,598,200       2,961,095
                                     -----------      ----------

SHAREHOLDERS' EQUITY:

 Preferred stock - $.10 par value,
  Authorized 500,000 shares; Issued
  - none at September 30,
  2002 and March 31, 2002
 Common stock   $.01 par value,
  Authorized 10,000,000 shares; Issued
  4,447,264 shares at September 30,
  2002 and 4,368,889 shares at March
  31, 2002                                43,788          43,385
 Additional paid - in capital          4,620,047       4,455,497
 Retained earnings                     3,829,336       3,238,513
 Less: Treasury stock at cost,
 68,500 shares at September 30, 2002
 and 30,400 shares at March 31,
 2002                                   (201,789)       (103,363)
                                     -----------     -----------

TOTAL SHAREHOLDERS' EQUITY             8,291,383       7,634,032
                                     -----------     -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $10,889,582     $10,595,127
                                     ===========     ===========


See accompanying notes to consolidated condensed financial statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                                  Three Months Ended September 30,
                                        2002            2001
                                     ----------      ----------
Net sales                            $2,654,262      $1,917,574

Cost of sales                         1,480,637       1,093,641
                                     ----------      ----------

Gross profit                          1,173,625         823,933

Selling, general and
 administrative expenses                632,171         485,014

Research & development expenses         184,290         102,810
                                     ----------      ----------

Income from operations                  357,164         235,109

Other income (expense):
 Rental income                           29,992          24,963
 Interest income                         14,858           9,454
 Interest (expense)                     (27,380)        (16,831)
 Other income (expense)                   6,154         (12,342)
                                     ----------      ----------

        Total other income (expense)     23,624           5,244
                                     ----------      ----------

Income before provision
 for income taxes                       380,788         240,353

Provision for income taxes               57,118          47,241
                                     ----------      ----------

Net income                           $  323,670      $  193,112
                                     ==========      ==========

Net income per share                 $     0.07      $     0.05
                                     ==========      ==========
Diluted weighted average number
 of shares outstanding                4,434,093       4,216,550
                                     ==========      ==========

See accompanying notes to consolidated condensed financial statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                                    Six Months Ended September 30,
                                        2002            2001
                                     ----------      -----------
Net sales                            $4,995,911      $3,701,599

Cost of sales                         2,758,543       2,107,341
                                     ----------      ----------

Gross profit                          2,237,368       1,594,258

Selling, general and
 administrative expenses              1,244,621       1,001,313

Research & development expenses         339,172         197,278
                                     ----------      ----------

Income from operations                  653,575         395,667

Other income (expense):
 Rental income                           43,992          37,425
 Interest income                         26,016          18,334
 Interest (expense)                     (58,236)        (32,705)
 Other income (expense)                  12,278         (11,501)
                                     ----------      ----------

       Total other income (expense)      24,050          11,553
                                     ----------      ----------

Income before provision
 for income taxes                       677,625         407,220

Provision for income taxes               86,802          76,444
                                     ----------      ----------

Net income                           $  590,823      $  330,776
                                     ==========      ==========

Net income per share                 $     0.13      $     0.08
                                     ==========      ==========
Diluted weighted average number
 of shares outstanding                4,442,188       4,216,645
                                     ==========      ==========

See accompanying notes to consolidated condensed financial statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                     Six Months Ended September 30,
                                         2002              2001
                                      ------------     ------------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from operating
 activities:

Net income                              $590,823          $330,776

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization            121,246            95,972

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets      (79,067)         (209,095)

(Increase) decrease in security
 deposits and other assets                (8,875)          (34,451)

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                            (157,053)         (168,969)
                                        --------          --------
Net cash provided
 by operating activities                $467,074          $ 14,233
                                        --------          --------

See accompanying notes to consolidated condensed financial statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)




                                   Six Months Ended September 30,
                                      2002             2001
                                   -----------     -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from investing
 activities:
  (Additions) to fixed assets      $ (221,717)      $  (91,461)
                                   ----------       ----------

Net cash (used for)
 investing activities              $ (221,717)      $  (91,461)
                                   ----------       ----------

Cash flows from financing
 activities:
  (Repayments) increase of debt
    and capitalized leases           (205,842)          63,232
 Proceeds from stock options
   exercised                          164,953           44,718
 Purchase of treasury stock           (98,426)         (60,738)
                                   ----------        ---------

Net cash provided by (used for)
 financing activities              $ (139,315)      $   47,212
                                   ----------       ----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS               $  106,042       $  (30,016)

Cash and cash equivalents, at
 beginning of year                  2,500,414        1,573,081
                                   ----------       ----------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                     $2,606,456       $1,543,065
                                   ==========       ==========

See accompanying notes to consolidated condensed financial statements.

           MICRONETICS, WIRELESS, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1. In the opinion of the Company, the accompany-ing unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of September 30, 2002 and 2001, the results of operations for the three month periods ended September 30, 2002 and 2001 and cash flows for the three month periods ended
          September 30, 2002 and 2001.

          While the Company believes that the
          disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2002.

          The results of operations for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results of the full year.


Note 2.   Inventories are summarized below:



                              September 30, 2002   March 31, 2002
                              ------------------   --------------
Raw materials and
 work-in-process                   $2,861,477      $2,827,581
Finished goods                        437,257         492,961
                                   ----------      ----------

                                    3,298,734       3,320,542

Less: allowance for obsolescence     (204,758)       (242,321)
                                   ----------      ----------

                   Total           $3,093,976      $3,078,221
                                   ==========      ==========

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.


     Results of Operations

     The Company had revenues of $2,654,262 and $1,917,574 for the three months ended September 30, 2002 and 2001, respectively, an increase of $763,688 or 38.4% in the current period. A large percentage of this increase was due to the inclusion of sales from Enon Microwave, Inc. that was acquired by the Company in March 2002. Gross profit as a percent of net sales increased to 44.2% in the current period from 42.9% during the corresponding period of the prior fiscal year. This was due primarily to improvements in our Defense Electronics Group. Selling, general and administrative expenses as a percent of net sales for the current period decreased to 23.8% from 25.3% during the corresponding period a year ago. This was due primarily to the impact of controlled increases against a larger sales base. Research and development expenses increased to 6.9% of net sales during the current period as compared to 5.4% of net sales a year ago. The Company increased new product development activities during the current period.

     The Company had net income of $323,670, or $.07 per share, as compared to net income of $193,112, or $.05 per share, for the three month periods ended September 30, 2002 and 2001, respectively. This is an increase of $130,558 or 67.6% from a year ago. The weighted average shares outstanding for the three months ended September 30, 2002 and 2001, were 4,434,093 and 4,216,550, respectively.

     The Company had revenues of $4,995,911 and $3,701,599 for the six months ended September 30, 2002 and 2001, respectively, an increase of $1,294,312 or 35% in the current period. A large percentage of this increase was due to the inclusion of sales from Enon Microwave, Inc. that was acquired by the Company in March 2002. Gross profit as a percent of net sales increased to 44.8% in the current period from 43.1% during the corresponding period of the prior fiscal year. This was due primarily to improvements in our Defense Electronics Group. Selling, general and administrative expenses as a percent of net sales for the current period decreased to 24.9% from 27.0% during the corresponding period a year ago. This was due primarily to the impact of controlled increases against a larger sales base. Research and development expenses increased to 6.8% of net sales during the current period as compared to 5.4% of net sales a year ago. The Company increased new product development activities during the current period.

     The Company had net income of $590,823, or $.13 per share, as compared to net income of $330,776, or $.08 per share, for the six month periods ended September 30, 2002 and 2001, respectively. This is an increase of $260,047 or 78.6% as compared to the year ago six month period. The weighted average shares outstanding for the six months ended September 30, 2002 and 2001, were 4,442,188 and 4,216,645, respectively.

     Financial Condition

     The Company's working capital at September 30, 2002 was
$6,420,481, an increase of $342,162 from $6,078,319, the working capital at March 31, 2002. The Company's current ratio was approximately 6.44 to 1.0 at September 30, 2002; it was approximately 5.55 to 1.0 at March 31, 2002.

     Net cash of $467,074 was provided by operating activities during the six months ended September 30, 2002 as compared to $14,233 that was provided by operating activities during the year earlier period. This was primarily due to increased net income in the current period. Net cash used by investing activities during the six months ended September 30, 2002 was $221,717 as compared to $91,461 during the year earlier period. This was due to the purchase of more equipment during the current period. Net cash used by financing activities during the six months ended September 30, 2002 was $139,315 as compared to cash of $47,212 provided during the year earlier period. This was largely due to increased debt reduction and increased purchases of treasury stock in the current period. As a result of these activities, the Company's cash position increased $106,042 during the current six months as compared to a decrease of $30,016 in the year ago period.


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

Item 3.   Controls and Procedures.


     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K.

     During the quarter ended September 30, 2002, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                   (Registrant)



Dated: October 17, 2002            By:/s/Richard S. Kalin
                                      ----------------------
                                      Richard S. Kalin,
                                      President (Principal
                                      Executive Officer)

                CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




     I, Richard S. Kalin certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Micronetics Wireless, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a)  designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

               (c)  presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 17, 2002
                             /s/Richard S. Kalin
                             ------------------------
                             Name:  Richard S. Kalin
                             Title: President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Dennis Dow, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Micronetics Wireless, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a)  designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

               (c)  presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 16, 2002
                             /s/Dennis Dow
                             -------------------------
                             Name:  Dennis Dow
                             Title: Vice President - Finance
                                    (Principal Financial Officer)