Form 10KSB/A
period 2002-03-31
MICRONETICS WIRELESS INC
filed 2002-11-27
CIK 820097

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                             FORM 10-KSB/A
                           (Amendment No. 1)

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

     Transitional Small Business Disclosure Format: Yes     No  X
                              Part I


     This Annual Report on Form 10-KSB/A contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB/A and include statements regarding the intent, belief or current expectations of Micronetics Wireless, Inc. ( Micronetics") (together with its subsidiaries, the Company"). Investors are cautioned that any such forward-looking statements are not guaranties of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB/A, including, without limitation, the information under Management's Discussion and Analysis of Financial Condition and Results from Operations" and Description of Business" identify important factors that could cause or contribute to such differences.


ITEM 1.    Description of Business.

     Business Development

     The Company was incorporated in New Jersey in 1975 and reincorporated in Delaware in 1987. In February 2001, the Company acquired a portable power meter product line from Giga-tronics
Incorporated.

     In March 2002, Enon Microwave, Inc., a Massachusetts corporation merged with and into Enon Microwave, Inc., a Delaware Corporation ( Enon") and wholly owned subsidiary of the Company. The acquisition of Enon is recorded under the purchase method of accounting for financial statement purposes. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition, with the balance of approximately $988,000 recorded as goodwill on the accompanying Consolidated Balance Sheet at March 31, 2002. In accordance with Statement of Financial Accounting Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically (see Note 1 of Notes to the Financial Statements - Recent Accounting Pronouncements). Enon's year-end Balance Sheet is included in the Consolidated Balance Sheet at March 31, 2002. Enon's results of operations and cash flows for the period March 26, 2002 through March 31, 2002 are included in the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the year ended March 31, 2002. The resources utilized to complete the Company's purchase of Enon are included as a use of cash for investing activities in the Consolidated Statement of Cash Flows for the year ended March 31, 2002. The shares of Common Stock issued in connection with the Company's purchase of Enon is included in the Statement of Changes in Shareholders' Equity for the year ended March 31, 2002.

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

    In cases of defective products, the customer typically returns them to the Company's facility. The Company's service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's plant, and it charges its customers a fee for those service items that are not covered by warranty. It does not offer its customers any formal written service contracts. The Company establishes a reserve for these warranty repairs; it expenses immediately any cost in addition to these reserves if warranty repairs exceed these reserves.

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


               Equity Compensation Plan Information

----------------------------------------------------------------------
                  (a)                  (b)               (c)
----------------------------------------------------------------------
Plan category    Number of          Weighted-average   Number of
                 Securities to      exercise price of  securities
                 be issued          outstanding        remaining
                 upon exercise      options, warrants  available for
                 of outstanding     and rights         future issuance
                 options, warrants                     under equity
                 and rights                            compensation
                                                       plans (excluding
                                                       securities
                                                       reflected in
                                                       column (a))
-----------------------------------------------------------------------
Equity
compensation
plans approved
by security
holders            510,185           $3.71             349,065
-----------------------------------------------------------------------

Equity
compensation
plans not
approved
by security
holders            226,500           $4.09                   0
----------------------------------------------------------------------

Total              736,685           $3.83             349,065
----------------------------------------------------------------------



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

    Micronetics operates in three operating segments which are also the reportable segments as defined in SFAS 131. Within the Defense Electronics Group operating segment, Micronetics identified three components as reporting units as defined under SFAS 142, Control Components Group, Enon and MVS. Micronetics determined the carrying value of each reporting unit by assigning assets and liabilities to each group, including the existing goodwill and intangible assets, if any (solely due to Enon which is in the Defense Electronics Group), to those reporting units as of March 31, 2002.

    In Fiscal 2002, the Company identified certain conditions, including an overall weakness in markets in which the Company participates in generally, the age of certain of the designs and products and the status of development of certain products that were developed over the last few years, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time these assets were acquired or developed. In accordance with the Company's policy, management assessed the impairment of intangible assets and the recoverability of goodwill, based on future anticipated performance. Based on this projection, it was determined that the current prospects were insufficient to recover the remaining unamortized values. As a result, the Company recognized full impairment of these intangible assets and goodwill and recorded a non-cash expense of $404,206 for FY2002. This is discussed further below and in Footnote 10 to the Financial Statements.


    Recent Acquisitions

 The following summarizes the impact of the acquisition of Enon that was acquired on March 26, 2002 and added to the Defense Electronics Group and the portable power meter line that was acquired from Giga-tronics Incorporated ( Giga-tronics") on February 14, 2001 and was added to the Test Solutions Group, that affect period-to-period results. On March 26, 2002, the Company acquired Enon pursuant to a merger of Enon with and into Vectronics, with Vectronics changing its name to Enon Microwave, Inc. Enon's results of operations have been included in the Consolidated Statement of Income since March 26, 2002, the date of acquisition. For Fiscal 2002, Enon contributed $88,489 to the Company's net sales.

    On February 14, 2001, the Company purchased the assets relating to the portable power meter line from Giga-tronics. Results of operations from this product line were included in the Consolidated Statements of Income since February 14, 2001, the date of acquisition. For Fiscal 2002 and Fiscal 2001, this product line contributed $317,897 and $164,733 to the Company's net sales, respectively.


    (a)  Results of Operations.

    Net revenues for Fiscal 2002 were $7,636,297 as compared to net revenues of $7,793,306 for Fiscal 2001, a decrease of $157,009 or 2.0%. Sales in the Defense Electronics Group were up $835,000 or 23.6% primarily due to increased defense activity. Sales in the Test Solutions Group were down $687,000 or 23% due to soft sales in the telecommunications industry. Sales in the VCO Products Group were down $305,000 or 24% due to soft sales in the telecommunications industry. Decreases from soft revenues in the Test Solutions and VCO Products Groups were largely offset by increased revenues in our Defense Electronics Group.


    Gross profit as a percent of revenues increased to 42.8% in Fiscal 2002 compared to 39.8% in Fiscal 2001. This improvement was due largely to increases in our Defense Electronics Group due to increased focus on reducing our direct material and labor costs. These improvements were largely offset by the inventory reserve established upon the acquisition of Enon.

    SG&A expenses increased 41% due largely to the writeoff of goodwill as described in Significant Accounting Policies on page F-8 and the hiring of additional key resources to include a CFO and Directors of Sales and Engineering. SG&A expenses in the Defense Electronics Group were up 74.5% or $573,000 for Fiscal 2002 compared to $769,000 for Fiscal 2001 due to hiring of additional sales and engineering personnel. SG&A expenses in the Test Solutions Group were up 13.7% or $100,000 for Fiscal 2002 compared to $728,000 for Fiscal 2001 due to impairment of goodwill and increased corporate allocation from hiring a CFO. SG&A expenses in the VCO Products Group were up 22.8% or $63,000 for Fiscal 2002 compared to $276,000 for Fiscal 2001 due to additional resource requirements.

    R&D expenses increased 75% due largely to new product development in Test Solutions and Defense Electronics Groups. R&D expenses in the Defense Electronics Group were up 222% or $100,000 for Fiscal 2002 due to increased spending on new product development activities. R&D expenses in the Test Solutions Group were up 67.6% or $92,000 for Fiscal 2002 due to new product development activities. R&D expenses in the VCO Products Group were up 11.2% or $10,000 for Fiscal 2002 compared to $89,000 for Fiscal 2001 due to new product development activities.

    Income from operations decreased from $1,087,704 in Fiscal
2001 to $326,263 in Fiscal 2002. This decrease was due largely to
(i) increased R&D expenses totaling $202,236, (ii) writeoff of goodwill and other intangibles of $404,206, (iii) establishment of inventory reserves from the acquisition of Enon of $112,628 and (iv) increased SG&A expenses from the hiring of additional key resources described above in FY2002. The Company had net income of $334,762 or $.08 per share, basic and diluted, in FY2002. This compared to net income of $873,332 or $.22 per share-basic, and $.21 per share-diluted, during Fiscal 2001. The weighted average shares outstanding increased to 4,130,716 basic and 4,453,647 diluted for Fiscal 2002, as compared to 4,025,701 basic and 4,216,739 diluted for Fiscal 2001.

    The Company increased its inventory reserves by $137,321 in FY2002 from $105,000 in Fiscal 2001 to $242,321 in Fiscal 2002.
The majority of this increase was due to $112,628 of inventory reserves established shortly after the Company's acquisition of Enon. This addition related to obsolete and/or excess inventory. These reserves were established to enable the Company to write-off obsolete inventory or to devalue slow-moving inventory as necessary. If written-off inventory is later sold or devalued inventory is later sold at a larger gross profit than presently anticipated and this results in a material impact on the Company's gross profit margin, this will be identified.

    As discussed above, goodwill and other intangibles were written down by $404,206 during Fiscal 2002. This was due to management's judgment that these assets were impaired. Specific details are listed below;

   > $25,833 was written down due to the impairment of value from a licensing agreement the Company entered into in 1996. The technology under this license is largely obsolete and the parts have largely been redesigned into much smaller packages.

   > $46,653 was written down due to the impairment of value of assets acquired when the Company acquired Vectronics Microwave Corporation in January 1999. This location has been closed and activities related to these assets have been discontinued.

   > $66,377 was written down due to the impairment of value from the discontinuance of activity related to the Company's MicroCal patent and its smart antenna testing patent. The Company is not presently forecasting further revenue or expense from these two initiatives.

   > $265,343 was written down due to the impairment of value from goodwill from the Company's acquisition of Microwave & Video Systems, Danbury, CT ( MVS") in January 1999. Most of the products in place at the time of the Company's acquisition of MVS have been redesigned and a substantial portion of new development activity occurs in the Company's Hudson, NH facility.

    At March 31, 2002, only goodwill from the Company's acquisition of Enon, which occurred on March 26, 2002, remains on the Company's Balance Sheet. In accordance with SFAS 142, impairment testing of this goodwill will be done prior to March 31, 2003.


    (b)  Liquidity and Capital Resources.

    On March 31, 2002, the Company's working capital was
$6,078,319 as compared with working capital of $4,931,053 at March 31, 2001. This reflects a current ratio of 5.5 to 1 at March 31, 2002, as compared to 6.5 to 1 at March 31, 2001.

    Net cash of $778,246 was provided by operating activities during Fiscal 2002 as compared to $563,365 during Fiscal 2001. Net cash used by investing activities during Fiscal 2002 was $1,699,921 as compared to net cash used by investing activities of $616,195 during Fiscal 2001. The primary purpose of this use of cash was the purchase of Enon during Fiscal 2002. Net cash provided by financing activities during Fiscal 2002 was $1,849,008 as compared to $200,923 during Fiscal 2001. This was largely due to increased debt and the issuance of shares of Common Stock to partially fund the Company's purchase of Enon in Fiscal 2002, as compared to the repayment of debt in Fiscal 2002.

    In accordance with loans from a bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the bank in the amount of $1,500,000. As of March 31, 2002, there was no outstanding balance on this line of credit.

    We believe that cash and cash equivalents on hand, anticipated future cash receipts, and borrowings available under our line of credit will be sufficient to meet our obligations as they become due for the next twelve months. However, a decrease in our sales or demand for our products would likely adversely affect our working capital amounts. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. These potential transactions may require substantial capital resources, which, in turn, may require us to seek additional debt or equity financing. There are no assurances that we will be able to consummate any of these transactions.
There are no present plans to raise additional debt or equity capital, nor is there a projected need to raise any such capital.

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

    Consolidated Balance Sheets, March 31,
    2002 and 2001                                      F-2 - F-3

    Consolidated Statements of Income For the
    Years Ended March 31, 2002 and 2001                      F-4

    Consolidated Statements of Changes in Share-
    holders' Equity For the Years Ended March 31,
    2002 and 2001                                             F-5

    Consolidated Statements of Cash Flows For the
    Years Ended March 31, 2002 and 2001                 F-6 - F-7

    Notes to Consolidated Financial Statements,
    March 31, 2002 and 2001.                        F-8 - F-25


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

     10.3       Agreement dated November 3, 2000 between the Company
                   and Hollis Electronics Company LLC incorporated by reference to the Company's original Form 10-KSB for its fiscal year ended March 31, 2002 filed on June 21, 2002.

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

     10.6       Promissory Note dated March 25, 2002 by the Company to
                   Banknorth, N.A. incorporated by reference to the Company's original Form 10-KSB for its fiscal year ended March 31, 2002 filed on June 21, 2002.

        10.7 Agreement of Merger of Enon Microwave, Inc. with and into Vectronics Microwave Corp., a wholly-owned subsidiary of the Company dated March 26, 2002, as amended, incorporated by reference to the Company's Current Report on Form 8-K filed on April 10, 2002.


ITEM 13.  Exhibits and Reports on Form 8-K: (Continued)


     10.8       Employment Agreement between the Company and Donald
                   Kilduff dated March 26, 2002 incorporated by reference to the Company's original Form 10-KSB for its fiscal year ended March 31, 2002 filed on April 10, 2002.

     21         List of Subsidiaries of the Company incorporated by
                   reference to the Company's original Form 10-KSB for its fiscal year ended March 31, 2002 filed on June 21, 2002.

     23.1       Consent of Trochiano & Daszkowski, LLP dated November
                   26, 2002.

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


Item 14. Controls and Procedures.

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


                             MICRONETICS WIRELESS, INC.

Dated: November 26, 2002     By:/s/Richard S. Kalin
                             ----------------------
                             Richard S. Kalin,
                             Chairman and President


    In accordance with the Exchange Act this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                       Date

/s/Richard S. Kalin    Chairman and President    November 26, 2002
Richard S. Kalin       (principal executive
                       officer)



                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




        I, Richard S. Kalin, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of Micronetics Wireless, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial
statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a)    designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b)    evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the
 Evaluation Date"); and

            (c)    presented in this annual report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 26, 2002
                               /s/Richard S. Kalin
                               ---------------------
                               Name:  Richard S. Kalin
                               Title: Chief Executive Officer
                               (Principal Executive Officer)





                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, Dennis Dow, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of Micronetics Wireless, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a)    designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b)    evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the
 Evaluation Date"); and

            (c)    presented in this annual report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 26, 2002
                         /s/Dennis Dow
                         ----------------
                         Name:  Dennis Dow
                         Title: Vice President - Finance
                        (Principal Financial Officer)





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


/s/Trochiano & Daszkowski, LLP
Trochiano & Daszkowski, LLP
Staten Island, NY
June 12, 2002




             MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2002 AND 2001

                               ASSETS


                                           2002          2001
                                        ----------    ----------
Current assets:
  Cash and cash equivalents            $ 2,500,414    $1,573,081

  Accounts receivable, net of
    allowance for doubtful accounts
    of $69,239 and $70,538 at March 31,
    2002 and 2001, respectively          1,579,395     1,561,157
  Inventories                            3,078,221     2,555,172
  Prepaid expenses                          88,202        88,037
  Deferred tax asset                        64,970             -
  Other current assets                     103,401        46,311
                                        ----------     ---------

     Total current assets                7,414,603     5,823,758
                                        ----------     ---------

Property and Equipment:
  Furniture, fixtures and equipment      3,751,574     2,635,033
  Equipment held under capital leases      603,516       146,253
  Building and improvements                975,286       864,116
  Land                                     162,000       162,000
                                        ----------     ---------

                                         5,492,376     3,807,402
  Less: accumulated depreciation
    and amortization                     3,301,494     1,835,597
                                        ----------     ---------

                                         2,190,882     1,971,805
                                        ----------     ---------
Other assets:
 Security deposits                           1,460           960
 Intangibles, net of accumulated
  amortization at March 31, 2001                 -       107,294
 Goodwill, net of accumulated
  amortization of $0 and $16,910
  at March 31, 2002 and March 31,
  2001, respectively                       988,182       320,471
                                        ----------     ---------

                                           989,642       428,725
                                        ----------     ---------

Total assets                           $10,595,127    $8,224,288
                                        ==========     =========


    See accompanying notes to consolidated financial statements.


             MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2002 AND 2001

                LIABILITIES AND SHAREHOLDERS' EQUITY


                                           2002            2001
                                         ---------      ----------
Current liabilities:
   Note payable - bank, current
    portion                            $   230,102     $   28,339
   Current portion - capital leases
        payable                             73,207         47,693
  Other notes payable                       29,233              -
  Accounts payable                         507,534        482,295
  Accrued expenses and taxes, other
   than income taxes                       477,234        307,903
   Income taxes payable                     18,974         26,475
                                        ----------      ---------

         Total current liabilities       1,336,284        892,705
                                        ----------      ---------

Noncurrent liabilities:

  Long-term debt -- net of current
    portion                              1,448,825        676,426
  Capitalized lease obligations            117,520         83,115
   Notes payable - other                    58,466              -
                                        ----------       --------

                                         1,624,811        759,541
                                        ----------       --------

Total liabilities                        2,961,095      1,652,246
                                        ----------      ---------

   Common stock - $.01 par value;
    authorized - 10,000,000 shares;
    issued and outstanding - 4,338,489
    and 4,088,317 shares at March 31,
    2002 and 2001, respectively             43,385         40,883

   Additional paid - in capital          4,455,497      3,627,406
  Retained earnings                      3,238,513      2,903,753

  Less: treasury stock at cost,
    30,400 shares at March 31, 2002       (103,363)             -
                                        ----------      ---------

                                         7,634,032      6,572,042
                                        ----------      ---------
Total liabilities and shareholders'
 equity                                $10,595,127     $8,224,288
                                        ==========      =========

See accompanying notes to consolidated financial statements.


             MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                           2002            2001
                                       -----------      ----------
Net sales                               $7,636,297      $7,793,306
Cost of sales                            4,368,130       4,688,353
                                         ---------       ---------

Gross profit                             3,268,167       3,104,953
                                         ---------       ---------

Selling, general and administrative
 expenses                                2,509,440       1,773,541
Research and development expenses          472,720         270,484
Legal fees - related party                  50,616          50,324
Rental income                              (76,425)        (77,100)
Gain on sale of asset                      (14,447)              -
                                         ---------       ---------

                                         2,941,904       2,017,249
                                         ---------       ---------

Income from operations                     326,263       1,087,704
                                         ---------       ---------

Other income (expense):
  Interest income                           33,684          60,523
  Interest expense                         (66,011)        (67,782)
  Miscellaneous (expense) income            (2,701)          7,587
                                          --------        --------

  Total other income (expense)             (35,028)            328
                                          --------        --------

Income before provision for income
 taxes                                     291,235       1,088,032

Provision for (benefit from) income
 taxes                                     (43,527)        214,800
                                          --------       ---------

Net income                              $  334,762      $  873,232
                                          ========       =========


Earnings per common share:
Net income
 Basic                                        $.08            $.22
 Diluted                                      $.08            $.21

Weighted average shares outstanding:
 Basic                                   4,130,716       4,025,701
 Diluted                                 4,453,647       4,216,739


See accompanying notes to consolidated financial statements.


                 MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                      Common Stock       Additional
                                Par      Paid-In     Retained   Treasury
                     Shares     Value    Capital     Earnings   Stock        Total
                     ------     -----    ----------  --------   --------     -----
Balance -
 March 31, 2000     3,941,942   $ 39,419  $3,356,870  $2,030,521            $5,426,810
                    ---------   --------  ----------  ----------            ----------

Shares issued upon
  exercise of
  options             146,375      1,464     270,536                           272,000

Net income                                               873,232               873,232
                    ---------   --------  ----------  ----------            ----------

Balance -
 March 31, 2001     4,088,317   $ 40,883  $3,627,406  $2,903,753            $6,572,042
                    ---------   --------  ----------  ----------            ----------

Shares issued upon
  exercise of
  options              98,125        981     153,038                           154,019

Shares issued in
  connection with
  Enon merger         182,447      1,824     675,053                           676,877

Purchase of
  Common Stock        (30,400)      (303)                         (103,363)   (103,666)

Net income                                              334,762                334,762
                     --------    --------    --------  --------   --------   ---------

Balance -
 March 31, 2002      4,338,489  $ 43,385  $4,455,497 $3,238,513  $(103,363) $7,634,032
                     =========  ========  ========== ==========  =========  ==========

See accompanying notes to consolidated financial statements.


              MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                             2002           2001
                                          ---------       ---------
Cash flows from operating activities:
  Net income                                $ 334,762     $ 873,232
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:

  Depreciation and amortization               501,274       268,044
  Impairment of goodwill                      404,206             -
  Deferred tax asset                          (64,970)      185,222
  Provision for losses on accounts
   receivable                                  (1,299)       (5,670)
  Provision for losses of obsolete
   inventory                                  137,321       105,000
Changes in assets and liabilities:
  Increase in accounts receivable             (16,939)     (578,299)
  Increase in inventories                    (660,370)     (577,208)
  (Increase) decrease in prepaid
    expenses and other current assets         (57,255)       16,063
  Increase in accounts payable                 25,239       123,491
  Increase in accrued expenses and
    taxes, other than income taxes            169,331       134,404
  Increase (decrease) in income taxes
    payable                                    (7,501)       19,086
                                           ----------      --------

Net cash provided by operating
  activities                                  763,799       563,365
                                           ----------      --------

Cash flows from investing activities:
  Purchase of property and equipment       (1,854,804)     (619,723)
  Disposal of fixed assets                    169,830             -
  Proceeds from security deposits                (500)        3,528
                                           ----------      --------

Net cash (used for) investing
  activities                               (1,685,474)     (616,195)
                                           ----------      --------

See accompanying notes to consolidated financial statements.


              MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                              (continued)

                                                2002           2001
                                            ---------      -----------
Cash flows from financing activities:
  Repayment of bank loans                 $  (25,838)    $  (60,000)
  Proceeds from new bank loan              1,000,000              -
  Net proceeds from stock options
    exercised                                153,038        270,535
  Net proceeds from issuance of
    shares in merger                         675,053              -
  Principal proceeds
    on capital lease obligations              59,917         93,797
  Other loans increase                        87,699       (104,873)
  Purchase of common stock                       981          1,464
  Shares issued - Enon Merger                  1,824              -
  Shares issued to treasury stock               (303)             -

   Less: purchase of treasury stock          (103,363)            -
                                            ---------      ---------

Net cash provided by financing
  activities                                1,849,008        200,923
                                            ---------      ---------

Net increase in cash and
  cash equivalents                            927,333        148,093

Cash and cash equivalents,
  beginning of year                         1,573,081      1,424,988
                                            ---------      ---------

Cash and cash equivalents,
  end of year                              $2,500,414     $1,573,081
                                            ---------      ---------

Supplemental Disclosure of Cash Flow
  Information:

Cash paid during the years for:

  Interest                                 $   62,456     $   72,633
  Income taxes                             $   45,000     $    9,896

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


1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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


(j) Use of Estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


(k) Vulnerability Due to Certain Concentrations:

All of the Company's assets and operations are located in three facilities.


(l) Revenue Recognition:

The Company generates its revenues from the sale of products, technology development, and licensing. The Company sells its products through a direct sales force and sales representatives. The Company's products are generally hardware and occasionally bundled hardware and software that is delivered together to original equipment manufacturers (OEMs) of a variety of telecommunications and networking products that are considered end users.

Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements' ("SAB 101") when the following criteria are met: persuasive evidence of an arrangement exists, delivery of product has occurred, the price to the buyer is fixed or determinable, and collectibility is probable. The Company has no obligation to customers after the date on which products are delivered other that pursuant to warranty obligations.

Revenues from technology development contracts are recognized upon completion of milestones as set forth in a specific contract.

At this time, Micronetics does not offer a right to return any Micronetics product (other than for warranty obligations), has no post-shipment obligations, has no policy of awarding credits or discounts and currently offers no price protection or similar privileges. Unless purchasers acquire an extended warranty, which is a program we have not yet sold, Micronetics offers a one year warranty policy and establishes a warranty reserve. Micronetics also charges to expense when incurred any warranty costs not covered by the reserve. In order to return a product, Micronetics must issue a Return Material Authorization. This policy is the same for each of Micronetics' three segments (Defense Electronics Group, Test Solutions Group and VCO Products Group).


(m) Reclassifications:

Certain reclassifications have been made to the 2001 comparative financial statements to conform to the 2002 presentation.


2--INVENTORIES


Inventories consist of the following:

                                March 31,      March 31,
                                  2002           2001
                                --------       ---------
          Raw materials and
            work-in-process   $2,827,581     $2,287,365

          Finished goods         492,961        372,807
                               ---------      ---------

                               3,320,542      2,660,172
          Less: allowance for
            obsolescence        (242,321)      (105,000)
                               ---------      ---------

                              $3,078,221     $2,555,172
                               =========      =========


3--ACQUISITIONS

In February 2001, the Company purchased the assets relating to the portable power meter line from Giga-Tronics Incorporated for $415,000, of which it paid $215,000 at closing and the balance shortly thereafter. The assets included approximately $250,000 of equipment and approximately $100,000 of inventory.

In March 2002, Enon Microwave, Inc., a Massachusetts corporation, merged with and into Enon Microwave, Inc., a Delaware corporation ("Enon") and wholly owned subsidiary of the Company. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, this acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. SFAS No. 141 requires that the balance of the purchase price first be allocated to identifiable intangible assets as an asset apart from goodwill. Since there were no other intangible assets identified in the acquisition, i.e. trademark, patents, customer lists, production backlog etc., the balance of the purchase price was allocated to goodwill. The results of Enon's operations have been included in the financial statements since the date of acquisition.


The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                                                   March 31,
                                                     2002
                                                  ----------

               Cash                             $   80,142
               Accounts receivable (net)           252,959
               Inventories (net)                   762,363
               Property, plant & equipment (net)   203,326
               Prepaid expenses                      6,724
               Goodwill                            988,182
               Liabilities                        (484,460)
                                                  --------

     Net Assets Acquired                         $1,809,235
                                                  =========



The Company performed an analysis of Enon's intangibles and a determination was made that there were no identifiable patents, licenses, customer lists, or trademarks that could be assigned a value in accordance with the accounting standards. Accordingly, the excess of the purchase price over the net tangible assets acquired was assigned to goodwill. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, this amount will be tested at least annually for impairment (see Note 12).


4--LONG-TERM DEBT


The following table summarizes the Company's long-term debt:


                                        March 31,         March 31,
                                         2002               2001
                                        ---------         ---------

Notes
     Prime plus 1% note due
      February, 2006 (a)                  $  378,943      $ 392,214
     6.763% note due March, 2016 (a)         299,983        312,551
  6.25% note due March, 2007 (a)           1,000,000           -
  6.5% promissory note due March
   2005 (b)                                   87,699           -
Capital lease obligations (c)                190,728        130,808
                                           ---------        -------

Total                                     $1,957,353      $ 835,573
Less current maturities                     (332,542)       (76,032)
                                           ---------        -------

Total long-term debt                      $1,624,811      $ 759,541
                                           =========        =======


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


As of March 31, 2002 and 2001, property held under capital leases were as follows:

                                      March 31,      March 31,
                                         2002           2001
                                      --------       --------

   Machinery and equipment            $603,516       $146,253

   Less:  accumulated depreciation     362,420         33,019
                                       -------        -------

                                      $241,096       $113,234
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


The following sets forth the provision for income taxes:

                                       March 31,      March 31,
                                          2002           2001
                                       --------       ---------

Federal tax on income                 $ 75,281       $ 186,109
State tax provided for                  11,920          23,700
Stock option compensation (a)          (65,758)       (180,231)
Deferred tax benefit                         -         185,222
Business tax credits available
 for carryforward                      (64,970)              -
                                       -------        --------
Provision for (benefit from) income
 taxes                                $(43,527)      $ 214,800
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


The following tables summarize the activity in options under the 1994 and 1996 Stock Option Plans:

1994 Stock Option Plan:                      Shares     Price Range
----------------------                       -------   -------------

Outstanding at March 31, 2000                132,750   $1.41 - $5.50
                                             -------   -------------
Exercisable at March 31, 2000                 30,750   $1.41 - $5.50
                                             -------   -------------
Granted                                        4,000           $8.63
Exercised                                     37,500   $1.41 - $2.19
Expired or Cancelled                          10,250   $1.87 -$11.00
                                             -------   -------------
Outstanding at March 31, 2001                 89,000   $1.41 - $8.63
                                             -------   -------------
Exercisable at March 31, 2001                 29,250   $1.50 - $8.63
                                              ------   -------------
Granted                                            0   $     -
Exercised                                        875          $1.625
Expired or Cancelled                          15,000   $       2.125
                                              ------   -------------
Outstanding at March 31, 2002                 73,125   $1.41 - $8.63
                                              ------   -------------
Exercisable at March 31, 2002                 31,625   $1.41 - $8.63
                                              ------   -------------

1996 Stock Option Plan:
----------------------

Outstanding at March 31, 2000                327,875   $1.41 -$11.00
                                             -------   -------------
Exercisable at March 31, 2000                 62,750   $1.41 -$11.00
                                             -------   -------------
Granted                                      102,860   $4.63 -$11.00
Exercised                                     56,125   $1.41 -$ 2.20
Expired or Cancelled                          49,800   $1.88 -$11.00
                                             -------   -------------
Outstanding at March 31, 2001                324,810   $1.41 -$11.00
                                             -------   -------------
Exercisable at March 31, 2001                 63,600   $1.50 -$11.00
                                             -------   -------------
Granted                                      134,500   $3.50 - $4.37
Exercised                                     22,250   $1.50 - $2.00
Expired or Cancelled                               0   $     -
                                             -------   -------------
Outstanding at March 31, 2002                437,060   $1.32 -$11.00
                                             -------   -------------
Exercisable at March 31, 2002                140,715   $1.32 -$11.00
                                             -------   -------------

The following sets forth information concerning other outstand-ing options to purchase Common Stock:

Other Options:                                Shares     Price Range
-------------                                -------   -------------

Outstanding at March 31, 2000                232,500   $1.32 - $2.31
                                             -------   -------------
Exercisable at March 31, 2000                232,500   $1.32 - $2.31
                                             -------   -------------
Granted                                       50,000           $8.63
Exercised                                     50,000           $2.25
Outstanding at March 31, 2001                232,500   $1.32 - $8.63
                                             -------   -------------
Exercisable at March 31, 2001                168,125   $1.32 - $2.31
                                             -------   -------------
Granted                                       69,000   $4.25 - $4.37
Exercised                                     75,000   $1.50 - $2.00
Outstanding at March 31, 2002                226,500   $1.32 - $8.63
                                             -------   -------------
Exercisable at March 31, 2002                157,500   $1.32 - $8.63
                                             -------   -------------

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

Under APB 25, because the exercise price of the Company's stock options is equal to or less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma net income, had Statement 123 been applied, would not have resulted in a number materially different than under APB 25.

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation", the Company is required to disclose the effects on net income and income per share as if it had elected to use the fair value method to account for employee stock-based compensation plans. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, net income and net income per share would have been changed to the pro-forma (unaudited) amounts shown below:



Years ended
(In thousands except
  per share data)          March 31, 2002    March 31, 2001
--------------------      ----------------   ---------------

Net income
   As reported                    $335        $873
   Pro-forma                       118         700
Net income per share-basic
   As reported                     .08         .22
   Pro-forma                       .03         .17
Net income per share-diluted
   As reported                     .08         .21
   Pro-forma                       .03         .17



For purposes of computing pro-forma (unaudited) consolidated net income, the fair value of each option grant is estimated on the date of the grant using the Black Scholes option pricing model. The assumptions used to value the option grant are stated below:


Years ended              March 31, 2002    March 31, 2001
--------------          ---------------    ---------------


Volatility                     60%               60%
Risk-free interest rate      4.66%             5.47%
Dividend yield                  0                 0


As of March 31, 2002 and 2001, the expected lives of the options under the employee stock option plans were estimated at approximately one and one half years after the vesting date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The weighted average estimated fair value of employee stock options that vested during fiscal years 2002 and 2001, was $1.43 and $1.12 per share, respectively. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.


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


10--INTANGIBLES AND GOODWILL


Intangible assets, excluding goodwill, at March 31, 2001 are as follows:

                                      2001
                                    -------

Licensing agreements               $100,000
Patents                              86,426
                                    -------

                                    186,426
Less accumulated amortization        79,132
                                    -------

                                   $107,294
                                    =======


In Fiscal 2002, the Company identified certain conditions, including an overall weakness in markets in which the Company participates in generally, the age of certain of the designs and products and the status of development of certain products that were developed over the last few years, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time these assets were acquired or developed. In accordance with the Company's policy, management assessed the recoverability of these intangibles based on future anticipated performance. Based on this projection, it was determined that the current prospects were insufficient to recover the remaining unamortized intangible assets. As a result, the Company recognized full impairment of these intangibles assets and recorded a non-cash expense of $404,206 for FY2002.

In connection with its acquisition of Enon Microwave, Inc., the Company recorded new goodwill in the amount of $988,182 during Fiscal 2002.


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


12--Industry Segment Information

The Company has three reportable segments: Defense Electronics Group, Test Solutions Group and VCO Products Group. It also has a Corporate Group. The Defense Electronics Group develops and manufactures a broad line of microwave and RF components and subassemblies which are used in a wide variety of microwave products. The Test Solutions Group produces a line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, electronic defense systems and automatic testing systems. The VCO Products Group designs and manufactures a broad line of voltage controlled oscillators sold to a wide variety of commercial and military customers. The Corporate Group handles the financing and human resource needs of each segment and lends funds to each segment as required.

The accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes (pre-tax income (loss)). Segment net sales includes sales to external customers. Segment pre-tax loss includes an allocation for corporate expenses, amortization of goodwill and interest expense from borrowings from Corporate. Corporate expenses are allocated to the reportable segments based principally on their percentage of sales of the total sales. Interest expense is charged at approximately prime for cash required by each segment. Goodwill associated with acquisitions are recorded as assets of the individual segments. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses, goodwill and other long-term assets. The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller. During the periods reported there were no significant inter-segment sales or transfers.

The Company's reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different marketing strategies. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ( CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment.

        The tables below present information for Fiscal 2002 and 2001:

          Fiscal year ended March 31, 2002 (in thousands):


                    Defense       Test       VCO
                 Electronics   Solutions  Products  Corporate   Total
                 -----------   ---------  --------  ---------   ------
Net sales        $4,367        $2,304      $965         -       $ 7,636
Interest income      13             -         -      $ 20            33
Interest expense      4             -         -        62            66
Depreciation and
 amortization       363           104         8        26           501
Pre-tax income
 (loss)             341             4       (54)        -           291
Assets            6,611         2,942       192       850        10,595


Fiscal year ended March 31, 2001 (in thousands):


                Defense       Test       VCO
                Electronics   Solutions  Products  Corporate   Total
                -----------   ---------  --------  ---------   ------
Net sales        $3,532       $2,991     $1,270        -       $7,793
Interest income      18            -          -    $  42           60
Interest expense      1            -          -       67           68
Depreciation and
 amortization       142           92          8       26          268
Pre-tax income      271          644        173        -        1,088
Assets            4,202        2,816        329      877        8,224



Export sales accounted for 19% and 15% of the Company's sales in Fiscal 2002 and 2001, respectively. Export sales by geographical area are shown below:


                     Fiscal year ended    Fiscal year ended
(In thousands)         March 31, 2002       March 31, 2001
                     -----------------    -----------------

Americas                 $  277             $  174
Europe                    1,005                841
Asia                        173                129
Rest of world                37                 31
                          -----              -----

                          $1,492            $1,175


13--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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


                        MICRONETICS WIRELESS, INC.
              SCHEDULE 8 - VALUATION AND QUALIFYING ACCOUNTS


               Balance    Charged   Charged
               at         to Costs  to                      Balance
               Beginning  and       Other                   at End
Description    of Period  Expenses  Accounts Deductions     of Period
-----------    ---------  --------  -------- ----------     ---------

Reserve for
 Bad Debts     $70,538           -      -       $1,299 (a)    $69,239
              ========    ========  ========= ============  =========
Reserve for
 Obsolete
 Inventory    $105,000    $248,628      -      111,307 (b)   $242,321
              ========    ========   ========  ===========   ========


(a)  Write-off of accounts receivable against reserve.

(b)  Write-off of inventory against reserve.



                                   S-1



                          EXHIBIT INDEX



     23.1 Consent of Trochiano & Daszkowski LLP dated November 26,
          2002.


     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.













                               -56-