Form 10QSB/A
period 2002-03-31
MICRONETICS WIRELESS INC
filed 2002-11-27
CIK 820097

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                         FORM 10-QSB/A
                       (Amendment No. 1)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________.

Commission file number 33-16453

               MICRONETICS WIRELESS, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

          Delaware                          22-2063614
_______________________________         _________________________
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

              26 Hampshire Drive, Hudson NH  03051
_________________________________________________________________
             (Address of principal executive offices)
                            (Zip Code)

                         (603) 883-2900
_________________________________________________________________
         (Issuer's telephone number, including area code)

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     4,361,539 shares of common stock, par value $.01 per share as of July 22, 2002.



                   MICRONETICS WIRELESS, INC.

                              INDEX
                              -----

                                                        Page No.
                                                        --------

Part I.  Financial Information:


     Item 1.   Financial Statements.


               Consolidated Condensed Balance
               Sheets - June 30, 2002 and March             3-4
               31, 2002


               Consolidated Condensed Statements
               of Operations - Three Months Ended
               June 30, 2002 and June 30, 2001                5


               Consolidated Condensed Statement             6-7
               of Cash Flows - Three Months Ended
               June 30, 2002 and June 30, 2001


               Notes to Consolidated Condensed             8-12
               Financial Statements


     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                      12-14

     Item 3.   Controls and Procedures.                      15
Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.             11


Signature                                                    17




                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               Assets

                                         June 30,       March 31,
                                          2002            2002
                                        ---------       ---------
CURRENT ASSETS:
 Cash                                 $ 2,379,777     $ 2,500,414

Trade accounts receivable
 (net of allowance for
  doubtful accounts)                    1,703,501       1,579,395

Inventories (note 2)                    3,174,275       3,078,221

Prepaid expenses                           26,287          88,202

Other current assets                      122,516         168,371
                                       ----------      ----------

TOTAL CURRENT ASSETS                    7,406,356       7,414,603
                                       ----------      ----------
FIXED ASSETS

Land                                      162,000         162,000
Building & improvements                   975,286         975,286
Furniture, fixtures, and
 equipment                              3,900,737       3,751,574
Capitalized leases                        603,515         603,516
                                       ----------      ----------

 Gross fixed assets                     5,641,538       5,492,376
 Accumulated depreciation               3,382,924       3,301,494
                                       ----------      ----------

TOTAL (NET) FIXED ASSETS                2,258,614       2,190,882

OTHER ASSETS

Deposits                                    1,460           1,460
Goodwill                                  988,182         988,182
                                       ----------      ----------
TOTAL OTHER ASSETS                        989,642         989,642
                                       ----------      ----------

TOTAL ASSETS                          $10,654,612     $10,595,127
                                       ==========      ==========

See accompanying notes to consolidated condensed financial statements.




            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity




                                       June 30,        March 31,
                                         2002            2002
                                       --------        ---------
CURRENT LIABILITIES:

 Short-term loans and capitalized
  leases                             $   331,043     $   332,542

 Accounts payable                        246,328         507,534

 Accrued expenses and taxes, other
  than income taxes                      573,871         477,234

 Income taxes payable                     24,408          18,974
                                      ----------      ----------

TOTAL CURRENT LIABILITIES              1,175,650       1,336,284
                                      ----------      ----------
LONG-TERM DEBT:

 Notes payable                         1,448,603       1,507,291

 Capitalized lease obligations           102,564         117,520
                                      ----------      ----------
TOTAL LONG-TERM DEBT                   1,551,167       1,624,811
                                      ----------      ----------
TOTAL LIABILITIES                      2,726,817       2,961,095
                                      ----------      ----------
SHAREHOLDERS' EQUITY:

 Common stock                             43,564          43,385
 Additional paid - in capital          4,517,583       4,455,497
 Retained earnings                     3,505,667       3,238,513
 Less: Treasury stock at cost,
 42,700 shares at June 30, 2002
 and 30,400 shares at March 31,
 2002                                   (139,019)       (103,363)
                                      ----------      ----------
TOTAL SHAREHOLDERS' EQUITY             7,927,795       7,634,032
                                      ----------      ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $10,654,612     $10,595,127
                                      ==========      ==========

See accompanying notes to consolidated condensed financial statements.





           MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                     Three Months Ended June 30,
                                        2002            2001
                                      ---------       ---------
Operating revenues                   $2,341,649      $1,784,025

Cost of operations                    1,277,906       1,013,700
                                      ---------       ---------

Gross profit                          1,063,743         770,325

Selling, general and
 administrative expenses                598,450         502,837

Research & development                  154,882          94,468
                                      ---------       ---------

Operating income                        310,411         173,020

Other income (expense):
 Interest income                         11,158           8,880
 Interest (expense)                     (30,856)        (15,874)
 Other income (expense)                   6,123             841
                                      ---------       ---------
        Total other income (expense)    (13,575)         (6,153)
                                      ---------       ---------
Income before provision
 for income taxes                       296,836         166,867

Provision for income taxes               29,684          29,202
                                      ---------       ---------

Net income                           $  267,152      $  137,665
                                      =========       =========
Net income per share                 $     0.06      $     0.03
                                      =========       =========
Diluted weighted average number
 of shares outstanding                4,450,282       4,216,739
                                      =========       =========


See accompanying notes to consolidated condensed financial statements.





          MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                        Three Months Ended June 30,
                                          2002              2001
                                        -------          ---------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from operating
 activities:

Net income                              $267,152          $137,665

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization             81,430            55,493

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets     (112,390)          (15,188)

(Increase) decrease in security
 deposits and other assets                     -             3,019

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                            (160,634)          (17,922)
                                         -------           -------
Net cash provided
 by operating activities                $ 75,558          $163,067
                                         =======           =======

See accompanying notes to consolidated condensed financial statements.



            MICRONETICS WIRELESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)


                                   Three Months Ended June 30,
                                      2002             2001
                                   ----------       ----------
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


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


           MICRONETICS, WIRELESS, INC. AND SUBSIDIARIES


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


(d) Depreciation and Amortization:

Fixed assets are reflected at cost.

Depreciation of fixed assets are computed by both straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their expected useful lives.

(e) Goodwill:

Until March 31, 2002, the excess of the cost of investment in subsidiaries over the carrying value of assets acquired is shown as goodwill, which is then amortized on a straight-line basis over a maximum of 40 years. See Note 4 to Notes to Consolidated Condensed Financial Statements.

(f) Income taxes:

The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

(g) Research and Development Costs:

Research and development costs are charged to expense in the year incurred. The amounts expended for the quarter ended June 30, 2002 and 2001 were approximately $154,882 and $94,468, respectively.

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



           MICRONETICS WIRELESS, INC. AND SUBSIDIARIES

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

Revenues from products are recognized in accordance with Staff Accounting Bulletin No, 101, "Revenue Recognition in Financial Statements' ("SAB 101") when the following criteria are met: persuasive evidence of an arrangement exists, delivery of product has occurred, the price to the buyer is fixed or determinable, and collectibility is probable. The Company has no obligation to customers after the date on which products are delivered other that pursuant to warranty obligations.

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



           MICRONETICS WIRELESS, INC. AND SUBSIDIARIES

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


Note 3.   Inventories are summarized below:


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
                                     =========       =========



Note. 4.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

Results of Operations

Net revenues for Q1 FY03 were $2,341,649 as compared to net revenues of $1,784,025 for Q1 FY01, an increase of $557,624 or 31%. Decreases of $195,000 in our Test Solutions Group and $47,000 in our VCO Products Group were largely offset by increased revenues of $799,000 in our Defense Electronics Group. A large percentage of the increase in revenues of the Defense Electronics Group was due to the inclusion of revenues from our recent acquisition of Enon Microwave, Inc. ( Enon"). Total revenues for Q1 FY03 without inclusion of revenues from Enon would have been slightly higher than the same quarter last year. Revenues for the Test Solutions Group and the VCO Products Group declined primarily due to soft sales in the telecommunications industry.


FY03 Q1 gross profit margin increased to 45.4% from 43.2%. Overall margins continue to improve from our ongoing focus to maintain cost of materials and labor in support of increased revenues. Gross profit margin in the Defense Electronics Group during the quarter increased to 46% from 38% in the same quarter last year. Gross profit margin in the Test Solutions Group decreased to 43% from 51% the same period last year due to soft sales in the telecommunications industry and product mix. Gross profit margin in the VCO Products Group increased to 45% from 43% due to the impact of more careful controls and product mix.


Research and development ( R&D") expenses increased to 6.6% of net revenues in Q1 FY03 compared to 5.3% of net revenues in the same quarter last year. This was due largely to new product development activities in our Defense Electronics Group, a large portion of which came from the addition of Enon this year. R&D expenses in the Defense Electronics Group were up $81,000 or 1,013% during the quarter compared to $8,000 for the same quarter last year due to addition of Enon and other new product development activities. R&D expenses in the Test Solutions Group decreased $8,000 or 13% compared to $61,000 for the same period last year due to lower investment in new product development activities. R&D expenses in the VCO Products Group were down $12,000 or 48% compared to $25,000 for the same period last year due to reduced development activities.


Selling, general and administrative ( SG&A") expenses as a percent of net revenues decreased to 25.6% compared to 28.2% for the same period last year. These expenses grew 19% compared to the same period last year. The majority of this growth came from the addition of Enon to our Defense Electronics Group. The Company also added a Sales Manager in the Defense Electronics Group. Expenses in the Defense Electronics Group for Q1 of FY03 were up $205,000 or 103% during Q1 of FY03 compared to the same quarter last year. SG&A expenses in the Test Solutions Group decreased $82,000 or 40% compared to the same period last year due to reductions as a result of lower sales. SG&A expenses in the VCO Products Group were down $28,000 or 29% compared to the same period last year due to reductions in labor costs as a result of lower sales in Q1 of FY03.


Net income for Q1 of FY03 was $267,152, or $.06 per share, compared to $137,665, or $.03 per share during Q1 of FY02. Most of this increase was due to the growth in our Defense Electronics Group offset slightly with lower operating income from our other Groups.


Financial Condition

The Company's working capital at June 30, 2002 was $6,230,706, an increase of $152,387 from $6,078,319, the working capital at March 31, 2002. The Company's current ratio was approximately 6.30 to
1.0 at June 30, 2002; it was approximately 5.55 to 1.0 at March 31,
2002.

Net cash of $75,558 was provided by operating activities during the three months ended June 30, 2002 as compared to $163,067 that was provided by operating activities during the year earlier period. This was primarily due to net income offset by increased inventory and greater reduction of payables in the current period. Net cash used by investing activities during the three months ended June 30, 2002 was $149,162 as compared to $59,397 during the year earlier period. This was due to the purchase of new equipment during the current period. Net cash used by financing activities during the three months ended June 30, 2002 was $47,033 as compared to $23,953 during the year earlier period. This was largely due to increased debt reduction and the purchase of treasury stock in the current period. As a result of these activities, the Company's cash position decreased $120,637 during the current three months as compared to an increase of $79,717 in the year ago period.

In accordance with loans from a bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the bank in the amount of $1,500,000 million. As of March 31, 2002, there was no outstanding balance on this line of credit.


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


Safe Harbor Statement

Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for its fiscal year ended March 31, 2002.


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



                     PART II.  OTHER INFORMATION
                     ---------------------------

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





                              SIGNATURE
                              ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS WIRELESS, INC.
                                   (Registrant)


Dated: November 26, 2002           By:/s/Richard S. Kalin
                                      -----------------------
                                      Richard S. Kalin,
                                      President (Principal
                                      Executive Officer)






                     CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Richard S. Kalin, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB/A of Micronetics Wireless, Inc.;

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

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date:  November 26, 2002
                               /s/Richard S. Kalin
                               -----------------------------------
                               Name:  Richard S. Kalin
                               Title: Chief Executive Officer
                                      (Principal Executive Officer)








                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



     I, Dennis Dow, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB/A of Micronetics Wireless, Inc.;

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

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the Evaluation Date"); and

               (c)  presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date:  November 26, 2002


                               /s/Dennis Dow
                               -----------------------------------
                               Name:  Dennis Dow
                               Title: Vice President-Finance
                                      (Principal Financial Officer)