Form 10QSB
period 2002-12-31
MICRONETICS WIRELESS INC
filed 2003-02-14
CIK 820097

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                          FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to                .
                              ----------------  ----------------

Commission file number 0-17966
                       --------

                       MICRONETICS, INC.
------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          Delaware                          22-2063614
-------------------------------        ---------------------
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

              26 Hampshire Drive, Hudson NH  03051
-----------------------------------------------------------------
         (Address of principal executive offices)
                        (Zip Code)


                      (603) 883-2900
-----------------------------------------------------------------
    (Issuer's telephone number, including area code)


-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

     4,402,014 shares of common stock, par value $.01 per share, as of January 23, 2003.



                        MICRONETICS, INC.


                             INDEX

                                                        Page No.
                                                        --------

Part I.  Financial Information:

     Item 1.   Financial Statements.

               Consolidated Condensed Balance
               Sheets - December 31, 2002 and March
               31, 2002                                       3

               Consolidated Condensed Statements
               of Operations - Nine Months Ended
               December 31, 2002 and 2001                     5

               Consolidated Condensed Statements
               of Operations - Three Months Ended
               December 31, 2002 and 2001                     6

               Consolidated Condensed Statement
               of Cash Flows - Nine Months Ended
               December 31, 2002 and 2001                     7

               Notes to Consolidated Condensed
               Financial Statements                           9

     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                      14-17

     Item 3.   Controls and Procedures                       17

     Item 4.   Submission of Matters to a Vote of         17-18
               Security Holders

Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K.             19

Signature                                                    20

Certifications                                            21-24




                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               Assets

                                      December 31,      March 31,
                                          2002            2002
                                     -------------   -------------
CURRENT ASSETS:
Cash and cash equivalents             $ 3,174,527     $ 2,500,414

Accounts receivable
 (net of allowance for
  doubtful accounts)                    1,697,181       1,579,395

Inventories                             2,992,492       3,078,221

Prepaid expenses                          133,571          88,202

Other current assets                      116,318         164,460
                                       ----------      ----------

TOTAL CURRENT ASSETS                    8,114,089       7,410,692
                                       ----------      ----------

PROPERTY AND EQUIPMENT

Land                                      162,000         162,000
Building & improvements                   975,286         975,286
Furniture, fixtures, and
 equipment                              4,065,022       3,751,574
Capitalized leases                        603,516         603,516
                                      -----------      ----------

                                        5,805,824       5,492,376

Less: Accumulated depreciation          3,491,914       3,301,494
                                      -----------      ----------

TOTAL PROPERTY AND EQUIPMENT            2,313,910       2,190,882

OTHER ASSETS

Security deposits                           5,484           1,460
Goodwill                                1,117,197       1,117,197
                                      -----------      ----------

TOTAL OTHER ASSETS                      1,122,681       1,118,657
                                       ----------      ----------

TOTAL ASSETS                          $11,550,680     $10,720,232
                                       ==========      ==========


See accompanying notes to consolidated condensed financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity


                                      December 31,     March 31,
                                         2002            2002
                                     -------------    -----------
CURRENT LIABILITIES:

 Short-term loans and capitalized
  leases                             $   296,729     $   332,542

 Accounts payable                        332,374         507,534

 Accrued expenses and taxes, other
  than income taxes                      611,755         477,234

 Income taxes payable                    181,770          25,442
                                      ----------      ----------

TOTAL CURRENT LIABILITIES              1,422,628       1,342,752
                                      ----------      ----------

NONCURRENT LIABILITIES:

 Notes payable                         1,222,985       1,507,291

 Capitalized lease obligations            72,070         117,520
                                      ----------      ----------

TOTAL NONCURRENT LIABILITIES           1,295,055       1,624,811
                                      ----------      ----------

TOTAL LIABILITIES                      2,717,683       2,967,563
                                      ----------      ----------

SHAREHOLDERS' EQUITY:

 Common stock                             44,020          43,385
 Additional paid - in capital          4,667,808       4,455,497
 Retained earnings                     4,322,958       3,357,150
 Less: Treasury stock at cost,
 68,500 shares at December 31,
 2002 and 30,400 shares at
 March 31, 2002                         (201,789)       (103,363)
                                      ----------      ----------

TOTAL SHAREHOLDERS' EQUITY             8,832,997       7,752,669
                                      ----------      ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $11,550,680     $10,720,232
                                      ==========      ==========

See accompanying notes to consolidated condensed financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                  Nine Months Ended December 31,
                                        2002            2001
                                  --------------    -------------

Net sales                            $7,879,925      $5,655,711

Cost of sales                         4,318,628       3,155,186
                                      ---------       ---------

Gross profit                          3,561,297       2,500,525

Selling, general and
 administrative expenses              1,902,127       1,443,458

Research & development expenses         498,827         295,951
                                      ---------       ---------

Income from operations                1,160,343         761,116

Other income (expense):
 Interest income                         55,201          24,999
 Interest expense                       (85,393)        (49,027)
 Other income (expense)                  16,206           3,582
                                      ---------       ---------

        Total other income (expense)    (13,986)        (20,446)
                                      ---------       ---------

Income before provision
 for income taxes                     1,146,357         740,670

Provision for income taxes              180,549         128,962
                                      ---------       ---------

Net income                           $  965,808      $  611,708
                                      ---------       ---------

Net income per share                 $      .22      $      .14
                                      ---------       ---------

Diluted weighted average number
 of shares outstanding                4,453,587       4,222,909
                                      =========       =========


See accompanying notes to consolidated condensed financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                  Three Months Ended December 31,
                                        2002            2001
                                  --------------    --------------

Net sales                            $2,884,014      $1,954,112

Cost of sales                         1,560,085       1,047,845
                                      ---------       ---------

Gross profit                          1,323,929         906,267

Selling, general and
 administrative expenses                701,495         479,569

Research & development expenses         159,655          98,673
                                      ---------       ---------

Income from operations                  462,776         328,025

Other income (expense):
 Interest income                         29,185           6,665
 Interest expense                       (27,157)        (16,322)
 Other income (expense)                   3,928          15,082
                                      ---------       ---------

        Total other income (expense)      5,956           5,425
                                      ---------       ---------

Income before provision
 for income taxes                       468,732         333,450

Provision for income taxes               93,747          52,518
                                      ---------       ---------

Net income                           $  374,985      $  280,932
                                      =========       =========

Net income per share                 $      .08      $      .07
                                      =========       =========

Diluted weighted average number
 of shares outstanding                4,476,385       4,235,438
                                      =========       =========




See accompanying notes to consolidated condensed financial statements.


                 MICRONETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)





                                     Nine Months Ended December 31,
                                          2002            2001
                                     -------------     ------------
Cash flows from operating
 activities:

Net income                             $  965,808       $ 611,708

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization             190,420         148,443

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets       (29,284)         98,258

(Increase) decrease in security
 deposits and other assets                 (4,024)        (30,411)

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                               79,875        (160,283)
                                        ---------        --------
Net cash provided
 by operating activities               $1,202,797       $ 667,715
                                        ---------        --------


See accompanying notes to consolidated condensed financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)


                                  Nine Months Ended December 31,
                                      2002             2001
                                   ----------     --------------
Cash flows from investing
 activities:
  Purchase of property and
   equipment                       $ (313,448)      $ (124,093)
                                    ---------        ---------
Net cash (used for)
 investing activities              $ (313,448)      $ (124,093)
                                    ---------        ---------

Cash flows from financing
 activities:
  Repayments of debt and
    capitalized leases               (329,756)         (19,690)
 Proceeds from stock options
   exercised                          212,946          147,993
 Purchase of treasury stock           (98,426)        (103,263)
                                    ---------        ---------

Net cash provided by (used for)
 financing activities              $ (215,236)      $   25,040

NET INCREASE IN CASH AND CASH
EQUIVALENTS                        $  674,113       $  568,662

Cash and cash equivalents,
 beginning of year                  2,500,414        1,573,081
                                    ---------       ----------

CASH AND CASH EQUIVALENTS,
END OF QUARTER                     $3,174,527       $2,141,743
                                    =========        =========

See accompanying notes to consolidated condensed financial statements.



                MICRONETICS, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of December 31, 2002 and March 31, 2002, the results of operations for the three and nine month periods ended December 31, 2002 and 2001 and cash flows for the nine month periods ended December 31, 2002 and 2001.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB/A for its fiscal year ended March 31, 2002.

The results of operations for the three and month periods ended
December 31, 2002 are not necessarily indicative of the results of the full year.


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business:

Micronetics, Inc., formerly Micronetics Wireless, Inc., changed its name during the current fiscal year. The Company, which includes its wholly-owned subsidiaries, Microwave & Video Systems, Inc. and Enon Microwave, Inc., is engaged in the design, development, manufacture and marketing of a broad range of high performance wireless components and test equipment used in digital cellular, microwave, satellite, radar and communication systems around the world. Approximately 25% of the Company's sales derive from foreign markets.

(b) Principles of Consolidation:

The consolidated financial statements include the accounts of the Company including its two wholly-owned subsidiaries, Microwave &
Video Systems, Inc. and Enon Microwave, Inc. All significant intercompany transactions are eliminated.

(c) Inventory Valuation:

Inventory is valued at the lower of cost (first-in, first-out method) or market.



                MICRONETICS, INC. AND SUBSIDIARIES


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


(d) Depreciation and Amortization:

Fixed assets are reflected at cost.

Depreciation of fixed assets are computed by both straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their expected useful lives.

(e) Goodwill and Business Combinations:

Until March 31, 2002, the excess of the cost of investment in subsidiaries over the carrying value of assets acquired is shown as goodwill, which was amortized on a straight-line basis over a maximum of 40 years. Effective April 1, 2002, the Company has adopted the provisions of SFAS 142.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121.
Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of Statement No. 141 as of July 1, 2001. The adoption of Statement No. 141 did not have a material impact on the Company's financial position or results of operations. The Company adopted the provisions of Statement No. 142 effective April 1, 2002.

In connection with the adoption of SFAS 142, Micronetics was required to assess goodwill for impairment within six months of adoption and is required to conduct an annual impairment test thereafter. An annual impairment test will be performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.



                MICRONETICS, INC. AND SUBSIDIARIES

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Income taxes:

The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

(g) Research and Development Costs:

Research and development costs are charged to expense in the year incurred. The amounts expended for the three months ended December 31, 2002 and 2001 were approximately $159,655 and $98,673, respectively.  The amounts expended for the nine months ended
December 31, 2002 and 2001 were approximately $498,827 and
$295,951, respectively.

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


                MICRONETICS, INC. AND SUBSIDIARIES


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

Revenues from products are recognized in accordance with Staff Accounting Bulletin No, 101, "Revenue Recognition in Financial Statements' ("SAB 101") when the following criteria are met: persuasive evidence of an arrangement exists, delivery of product has occurred, the price to the buyer is fixed or determinable, and collectibility is probable. The Company has no obligation to customers after the date on which products are delivered other than pursuant to warranty obligations.

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


                MICRONETICS, INC. AND SUBSIDIARIES



Note 3.   Inventories are summarized below:



                                 December 31, 2002   March 31, 2002
                                 ----------------    --------------
Raw materials and
 work-in-process                    $2,759,277       $2,714,953
Finished goods                         403,344          492,961
                                     ---------        ---------

                                     3,162,621        3,207,914

Less: allowance for obsolescence      (170,129)        (129,693)
                                    ----------       ----------

                   Total            $2,992,492       $3,078,221
                                     =========        =========


Note 4.   Subsequent Event.


     On January 20, 2003, the Company acquired substantially all of the assets and assumed certain defined liabilities of Microwave Concepts, Inc., a New Jersey corporation, based in Fairfield, NJ ("Micro-Con"). Micro-Con manufactures integrated microwave assemblies, which include up and down converters, phase shifters, filters, attenuators and amplifiers. Prior to January 20, 2003, the Company was a customer of Micro-Con.


Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

Results of Operations

Operating revenues for Q3 FY03 were $2,884,014 as compared to operating revenues of $1,954,112 for Q3 FY02, an increase of $929,902 or 47.6%. Decreases of $147,367 in our Test Solutions Group were largely offset by increased revenues of $1,066,595 in our Defense Electronics Group. A large percentage of the increase in revenues of the Defense Electronics Group was due to the inclusion of revenues from our recent acquisition of Enon Microwave, Inc. ("Enon"). Total revenues for Q3 FY03 without inclusion of revenues from Enon would have been $283,824 or 15% higher than the same quarter last year. Revenues for the Test Solutions Group declined primarily due to soft sales in the telecommunications industry.

Gross profit margin company wide remained at 46% for Q3 FY02.
Gross profit margin in the Defense Electronics Group during the quarter increased to 47% from 38% last year. Gross profit margin in the Test Solutions Group decreased to 43% from 59% last year due to soft sales in the telecommunications industry and product mix. Gross profit margin in the VCO Products Group decreased to 43% from 48% last year due to establishing inventory reserves due to obsolescence.

Research and development ("R&D") expenses increased to 5.5% of revenues in Q3 FY03 compared to 5.0% of revenues in the same quarter last year. This was due largely to new product development activities in our Defense Electronics Group. R&D expenses in the Defense Electronics Group were up $82,487 during the quarter compared to $21,550 for the same quarter last year due to addition of Enon and other new product development activities. R&D expenses in the Test Solutions Group decreased $14,445 or 28% compared to $51,881 for the same period last year. R&D expenses in the VCO Products Group were down $7,060 or 28% compared to $25,242 for the same period last year due to reduced development activities.

Selling, general and administrative ("SG&A") expenses as a percent of revenues 24.3% of revenues for the current period as compared to 24.5% of revenues in the corresponding period last year. These expenses grew 48% compared to the same period last year. The majority of this growth came from the addition of Enon to our Defense Electronics Group. Expenses in the Defense Electronics Group for Q3 FY03 were up $249,606 or 103% during Q3 FY03 compared to the same quarter last year. SG&A expenses in the Test Solutions Group decreased $20,497 or 12% compared to the same period last year due to reductions as a result of lower sales. SG&A expenses in the VCO Products Group increased $3,828 or 5% compared to the same period last year due to additional marketing expenses during the quarter.
Net income for Q3 FY03 was $374,985, or $.08 per share, compared to $280,932, or $.07 per share during Q3 FY02. Most of this increase was due to income growth in the Defense Electronics Group offset by lower operating income from the two other Groups.

Operating revenues for the nine months ended December 31, 2002 were $7,879,925 as compared to operating revenues of $5,655,711 for the comparable period last year, an increase of $2,224,214 or 39%. Decreases of $421,861 in our Test Solutions Group and $103,725 in our VCO Products Group were largely offset by increased revenues of $2,749,802 in our Defense Electronics Group. A large percentage of the increase in revenues of the Defense Electronics Group was due to the inclusion of revenues from our recent acquisition of Enon Microwave. Total revenues for current nine month period without inclusion of revenues from Enon would have been $367,673 or 6.5% higher than the same period last year. Revenues for the Test Solutions and VCO Products Groups declined primarily due to soft sales in the telecommunications industry.

Gross profit margin for the nine months ended December 31, 2002 increased to 45.2% versus 44.2% for the same period last year. Gross profit margin in the Defense Electronics Group increased to 46% from 39% in the same period last year. Gross profit margin in the Test Solutions Group decreased to 44% from 52% from the same period last year due to soft sales in the telecommunications industry and product mix. Gross profit margin in the VCO Products Group decreased slightly to 45% from 46% the same period last year due to establishing inventory reserves.

R&D expenses increased to 6.3% of revenues in the nine months ended December 31, 2002, as compared to 5.2% of revenues in the same period last year. R&D expenses in the Defense Electronics Group were up $268,630 compared to $50,421 for the same period last year due largely from the addition of Enon and other new product development activities. R&D expenses in the Test Solutions Group decreased $34,871 or 21% compared to $166,150 for the same period last year due to reduced development activities. R&D expenses in the VCO Products Group were down $30,880 or 39% compared to $79,380 for the same period last year due to reduced development activities.

SG&A expenses as a percent of revenues decreased to 24.1% in the nine months ended December 31, 2002 as compared to 25.5% for the same period last year. These expenses grew 32% compared to the same period last year. The majority of this growth came from the addition of Enon to our Defense Electronics Group. Expenses in the Defense Electronics Group for Q3 of FY03 were up $699,246 or 105% during Q3 of FY03 compared to the same quarter last year. SG&A expenses in the Test Solutions Group decreased $180,325 or 32% compared to the same period last year due to reductions as a result of lower sales. SG&A expenses in the VCO Products Group decreased $41,195 or 16% compared to the same period last year due to reduced spending from lower sales.

Net income for the nine months ended December 31, 2002 was $965,808, or $.22 per share, compared to $611,708, or $.14 per share during same period last year. Most of this increase was due to the growth in our Defense Electronics Group offset by lower operating income from our other Groups.


Financial Condition

The Company's working capital at December 31, 2002 was $6,691,461, an increase of $623,521 from $6,067,940, the working capital at March 31, 2002. The Company's current ratio was approximately 5.7 to 1 at December 31, 2002; it was approximately 5.5 to 1 at March 31, 2002.

Net cash of $1,202,797 was provided by operating activities during the nine months ended December 31, 2002 as compared to $667,715 that was provided by operating activities during the year earlier period. This was primarily due to net income and reduction of payables in the current period. Net cash used by investing activities during the nine months ended December 31, 2002 was $313,448 as compared to $124,093 during the year earlier period. This was due to the purchase of new equipment during the current period. Net cash used by financing activities during the nine months ended December 31, 2002 was $215,236 as compared to cash provided of $25,040 during the year earlier period. This was largely due to increased debt reduction and the purchase of treasury stock in the current period. As a result of these activities, the Company's cash position increased $674,113 during the current nine months as compared to an increase of $568,662 in the year ago period.

In accordance with loans from a bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the bank in the amount of $1,500,000 million. As of December 31, 2002, there was no outstanding balance on this line of credit.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

     On October 30, 2002, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the Company's shareholders voted on the election of three directors. The shareholders voted for the election of Richard S. Kalin, David Siegel and Emanuel Kramer to serve as Directors of the Company until the next annual meeting of shareholders and until their successors are duly elected and qualify.

     At the Meeting, the Company's shareholders also voted on a proposal to change the Company's name to "Micronetics, Inc." The following table sets forth the results of such vote:


 Proposal            Affirmative Votes        Negative Votes
 --------            -----------------        ---------------

Approval of Name Change    3,950,766                4,324



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

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     On November 27, 2002, the registrant filed an amendment to its Current Report on Form 8-K dated April 10, 2002.



                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   MICRONETICS, INC.
                                   (Registrant)



Dated:  February 14, 2003          By:/s/Richard S. Kalin
                                      ---------------------
                                      Richard S. Kalin,
                                      President (Principal
                                      Executive Officer)





                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




     I, Richard S. Kalin, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Micronetics, Inc.;

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


Date:   February 14, 2003
                               /s/Richard S. Kalin
                               -----------------------------------
                               Name:  Richard S. Kalin
                               Title: Chief Executive Officer
                                      (Principal Executive Officer)




                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Dennis Dow, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Micronetics, Inc.;

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


Date:  February 14, 2003


                               /s/Dennis Dow
                               ----------------------------------
                               Name:  Dennis Dow
                               Title: Vice President-Finance
                                      (Principal Financial Officer)