Form 10KSB/A
period 2002-03-31
MICRONETICS WIRELESS INC
filed 2003-02-18
CIK 820097

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                             FORM 10-KSB/A
                           (Amendment No. 2)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ___________.

     Commission File Number 0-17966

                         MICRONETICS, INC.
---------------------------------------------------------------------------
            (Name of small business issuer in its charter)

           Delaware                          22-2063614
--------------------------------            ----------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

26 Hampshire Drive, Hudson, NH                       03051
----------------------------------------       ----------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (603) 883-2900
                          --------------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
                Common Stock, par value $.01 per share
                           (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $7,636,297.

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

     Transitional Small Business Disclosure Format: Yes     No  X
                              Part I


     This Annual Report on Form 10-KSB/A contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB/A and include statements regarding the intent, belief or current expectations of Micronetics, Inc. ("Micronetics") (together with its subsidiaries, the "Company"). Investors are cautioned that any such forward-looking statements are not guaranties of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB/A, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results from Operations" and "Description of Business" identify important factors that could cause or contribute to such differences.


ITEM 1.    Description of Business.

     Business Development

     The Company was incorporated in New Jersey in 1975 and reincorporated in Delaware in 1987. In February 2001, the Company acquired a portable power meter product line from Giga-tronics
Incorporated.

     In March 2002, Enon Microwave, Inc., a Massachusetts corporation merged with and into Enon Microwave, Inc., a Delaware Corporation ("Enon") and wholly owned subsidiary of the Company.
The acquisition of Enon is recorded under the purchase method of accounting for financial statement purposes. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition, with the balance of approximately $1,117,197 recorded as goodwill on the accompanying Consolidated Balance Sheet at March 31, 2002. In accordance with Statement of Financial Accounting Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically (see Note 1 of Notes to the Financial Statements - Recent Accounting Pronouncements). Enon's year-end Balance Sheet is included in the Consolidated Balance
Sheet at March 31, 2002. Enon's results of operations and cash flows for the period March 26, 2002 through March 31, 2002 are included in the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the year ended March 31, 2002. The resources utilized to complete the Company's purchase of Enon are included as a use of cash for investing activities in the Consolidated Statement of Cash Flows for the year ended March 31, 2002. The shares of Common Stock issued in connection with the Company's purchase of Enon are included in the Statement of Changes in Shareholders' Equity for the year ended March 31, 2002.

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

    The Company's equipment is centered around the following four platforms: Carrier-to-Noise ("CNG"); Multipath Fading Emulator
("Wave 3G"); Noise Generators and Hand-Held Power Meters. These platforms are described in more detail below:

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

    In the Company's fiscal year ended March 31, 2002 ("Fiscal 2002") and fiscal year ended March 31, 2001 ("Fiscal 2001"), the approximate mix of customer orders was 25% and 75%, respectively, for commercial applications and 75% and 25%, respectively, for MIL applications, of which approximately 5% in Fiscal 2002 is directly to the MIL.

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

    The Company has registered "Micronetics" and "Innovation For the Future" as trademarks with the U.S. Patent and Trademark Office. It has also filed applications for "Microwave & Video Systems", "Enon Microwave" and "Nobody Makes Noise Like Micronetics" with the U.S. Patent and Trademark office. There is no assurance that any of these marks will be allowed to be registered.

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

    The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 2000 until June 14, 2002 as reported by NASDAQ, were as follows:


                              Bid Prices
                           ----------------

                       High            Low
                       ----            ---
Quarter Ended


Fiscal 2001

    First Quarter     15.6875          1.5
    Second Quarter     14.875          3.0
    Third Quarter       7.25           1.5
    Fourth Quarter      6.625          1.5

Fiscal 2002

    First Quarter       4.68            3.66
    Second Quarter      4.65            2.40
    Third Quarter       4.12            2.97
    Fourth Quarter      4.54            3.25


Fiscal 2003

    First Quarter       3.80            2.45
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


Recent Sales of Unregistered Securities

         On March 26, 2002, in connection with our acquisition of Enon, we issued 182,447 shares of our common stock to the former shareholders of Enon. We issued these shares without registering them under the Securities Act of 1933 in reliance upon the exemption provided in Rule
506 promulgated under, and Section 4(2) of, that Act for transactions by an issuer not involving any public offering.



                   Equity Compensation Plan Information
-----------------------------------------------------------------------
                 (a)                  (b)                (c)
-----------------------------------------------------------------------

Plan category    Number of          Weighted-average     Number of
                 Securities to      exercise price of    securities
                 be issued          outstanding          remaining
                 upon exercise      options, warrants    available for
                 of outstanding     and rights           future issuance
                 options, warrants                       under equity
                 and rights                              compensation
                                                         plans (excluding
                                                         securities
                                                         reflected in
                                                         column (a))
------------------------------------------------------------------------
Equity
compensation
plans approved
by security
holders            510,185           $3.71                349,065
----------------------------------------------------------------------------
Equity
compensation
plans not
approved
by security
holders            226,500           $4.09                   0
----------------------------------------------------------------------------
Total              736,685           $3.83                349,065
----------------------------------------------------------------------------

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

    This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intent," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the global economy, results of financing activities, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company's products.


    New Accounting Standards

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Micronetics adopted the provisions of Statement No. 141, as of July 1, 2001 and Statement No. 142 on April 1, 2002. The adoption of SFAS No. 142 results in our discontinuation of amortization of our goodwill as of April 1, 2002. In connection with the adoption of SFAS 142, Micronetics is required to assess goodwill for impairment within six months of adoption, and will complete its assessment on or before the second quarter of Fiscal 2003. An annual impairment test will be performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

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

    In Fiscal 2002, the Company identified certain conditions, including an overall weakness in markets in which the Company participates in generally, the age of certain of the designs and products and the status of development of certain products that were developed over the last few years, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time these assets were acquired or developed. In accordance with the Company's policy, management assessed the impairment of intangible assets and the recoverability of goodwill, based on future anticipated performance. Based on this projection, it was determined that the current prospects were insufficient to recover the remaining unamortized values. As a result, the Company recognized full impairment of these intangible assets and goodwill and recorded a non-cash expense of $404,206 for FY2002. This is discussed further below and in Footnotes 3 and 10 to the Financial Statements.


    Recent Acquisitions

    The following summarizes the impact of the acquisition of Enon that was acquired on March 26, 2002 and added to the Defense Electronics Group and the portable power meter line that was acquired from Giga-tronics Incorporated ("Giga-tronics") on February 14, 2001 and was added to the Test Solutions Group, that affect period-to-period results. On March 26, 2002, the Company acquired Enon pursuant to a merger of Enon with and into Vectronics, with Vectronics changing its name to Enon Microwave, Inc. Enon's results of operations have been included in the Consolidated Statement of Income for the year ended March
31, 2002,  since March 26, 2002, the date of acquisition.
For Fiscal 2002, Enon contributed $88,489 to the Company's net sales.

  On February 14, 2001, the Company purchased the assets relating to the portable power meter line from Giga-tronics. A key reason for this purchase was to assure the Company a source of supply of a key component in certain of the equipment manufactured by the Company's Test Solutions Group. A secondary reason was to establish an additional product to be sold by the Test Solutions Group. Results of operations from sales of this product line (from sales to unaffiliated parties) were included in the Consolidated Statements of Income for the years ended March 31, 2002 and 2001, since February 14, 2001, the date of acquisition. For Fiscal 2002 and Fiscal 2001, this product line contributed $317,897 and $164,733 to the Company's net sales, respectively.


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

  Gross profit as a percent of revenues increased to 44.3% in Fiscal 2002 compared to 39.8% in Fiscal 2001. This improvement was due largely to increases in our Defense Electronics Group due to increased focus on reducing our direct material and labor costs. These improvements were offset by $136,000 of inventory reserves established during Fiscal 2002.

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

 Income from operations decreased from $1,087,704 in Fiscal
2001 to $455,277 in Fiscal 2002. This decrease was due largely to
(i) increased R&D expenses totaling $202,236, (ii) writeoff of goodwill and other intangibles of $404,206, and (iii) increased SG&A expenses from the hiring of additional key resources described above in FY2002. The Company had net income of $453,397 or $.11 per share-basic, and $.10 per share-diluted, in FY2002. This compared to net income of $873,332 or $.22 per share-basic, and $.21 per share-diluted, during Fiscal 2001. The weighted average shares outstanding increased to 4,130,716 basic and 4,453,647 diluted for Fiscal 2002, as compared to 4,025,701 basic and 4,216,739 diluted for Fiscal 2001.

    The Company increased its inventory reserves by $24,693 in FY2002 from $105,000 in Fiscal 2001 to $129,693 in Fiscal 2002.
This was after the Company wrote-off $111,307 of inventory against the reserve during Fiscal 2002. As a result, the Company established $136,000 of new reserves in FY2002. This addition related to obsolete and/or excess inventory. These reserves were established to enable the Company to write-off obsolete inventory or to devalue slow-moving inventory as necessary. If written-off inventory is later sold or devalued inventory is later sold at a larger gross profit than presently anticipated and this results in a material impact on the Company's gross profit margin, this will be identified.

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

    > $265,343 was written down due to the impairment of value from goodwill from the Company's acquisition of Microwave & Video Systems, Danbury, CT ("MVS") in January 1999. Most of the products in place at the time of the Company's acquisition of MVS have been redesigned and a substantial portion of new development activity occurs in the Company's Hudson, NH facility.

    At March 31, 2002, only goodwill from the Company's acquisition of Enon, which occurred on March 26, 2002, remains on the Company's Balance Sheet. In accordance with SFAS 142, impairment testing of this goodwill will be done prior to March 31, 2003.


    (b)  Liquidity and Capital Resources.

  On March 31, 2002, the Company's working capital was
$6,067,941 as compared with working capital of $4,931,053 at March 31, 2001. This reflects a current ratio of 5.5 to 1 at March 31, 2002, as compared to 6.5 to 1 at March 31, 2001.

    Net cash of $763,798 was provided by operating activities during Fiscal 2002 as compared to $563,365 during Fiscal 2001. Net cash used by investing activities during Fiscal 2002 was $1,685,474 as compared to net cash used by investing activities of $616,195 during Fiscal 2001. The primary purpose of this use of cash was the purchase of Enon during Fiscal 2002. Net cash provided by financing activities during Fiscal 2002 was $1,849,009 as compared to $200,923 during Fiscal 2001. This was largely due to increased debt and the issuance of shares of Common Stock to partially fund the Company's purchase of Enon in Fiscal 2002, as compared to the repayment of debt in Fiscal 2002.

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

     23.1       Consent of Trochiano & Daszkowski, LLP dated February
                   4, 2003.

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


                             MICRONETICS, INC.



Dated: February 12, 2003        By:/s/Richard S. Kalin
                                -----------------------
                                Richard S. Kalin,
                                Chairman and President



        In accordance with the Exchange Act this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                     Date
---------                    -----                     ----


/s/Richard S. Kalin        Chairman and President    February 12, 2003
-------------------        (principal executive
Richard S. Kalin            officer)

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




        I, Richard S. Kalin, certify that:

         1. I have reviewed this annual report on Form 10-
KSB/A of Micronetics, Inc.;

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

            (b)    evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the
"Evaluation Date"); and
1
            (c)    presented in this annual report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date: February 12, 2003
                         /s/Richard S. Kalin
                         --------------------------
                         Name:  Richard S. Kalin
                         Title: Chief Executive Officer
                               (Principal Executive Officer)



               CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



        I, Dennis Dow, certify that:

         1. I have reviewed this annual report on Form 10-
KSB/A of Micronetics, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements,
and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
2
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a)    designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b)    evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the
"Evaluation Date"); and

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


Date: February 12, 2003
                         /s/Dennis Dow
                         ----------------------------------
                         Name:  Dennis Dow
                         Title: Vice President - Finance
                                (Principal Financial Officer)

                    TROCHIANO & DASZKOWSKI, LLP
                          1303 Clove Road
                      Staten Island, NY 10301


                    INDEPENDENT AUDITORS' REPORT



    To the Board of Directors and Shareholders
 Micronetics, Inc.
    Hudson, NH

        We have audited the accompanying balance sheets of Micronetics , Inc. and Subsidiaries as of March 31, 2002 and 2001, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Micronetics , Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. In connection with our audits of the financial statements, we have also audited the financial statement schedules as listed in the accompanying index.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micronetics , Inc. and Subsidiaries as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


/s/Trochiano & Daszkowski, LLP
Trochiano & Daszkowski, LLP
Staten Island, NY
 February 4, 2003




                MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2002 AND 2001

                               ASSETS
                                                 2002         2001
                                               ---------    --------
Current assets:
   Cash and cash equivalents                 $ 2,500,414    $1,573,081

  Accounts receivable, net of
        allowance for doubtful accounts
        of $69,239 and $70,538 at March 31,
   2002 and 2001, respectively                 1,579,395     1,561,157
  Inventories                                  3,078,221     2,555,172
  Prepaid expenses                                88,202        88,037
  Deferred tax asset                              61,059             -
  Other current assets                           103,402        46,311
                                               ---------     ---------

         Total current assets                  7,410,693     5,823,758
                                               ---------     ---------
  Property and Equipment:
   Furniture, fixtures and equipment           3,751,574     2,635,033
  Equipment held under capital leases            603,516       146,253
  Building and improvements                      975,286       864,116
  Land                                           162,000       162,000
                                               ---------     ---------

                                               5,492,376     3,807,402
  Less: accumulated depreciation
    and amortization                           3,301,494     1,835,597
                                               ---------     ---------

                                               2,190,882     1,971,805
                                               ---------     ---------
Other assets:
 Security deposits                                 1,460           960
 Intangibles, net of accumulated
  amortization at March 31, 2001                       -       107,294
 Goodwill, net of accumulated
  amortization of $0 and $16,910
  at March 31, 2002 and March 31,
  2001, respectively                           1,117,197       320,471
                                              ----------     ---------

                                               1,118,657       428,725
                                              ----------     ---------

Total assets                                 $10,720,232    $8,224,288
                                              ==========   ===========

See accompanying notes to consolidated financial statements.


                 MICRONETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2002 AND 2001

                LIABILITIES AND SHAREHOLDERS' EQUITY


                                                2002           2001
                                             ---------     ---------
Current liabilities:
   Note payable - bank, current
    portion                                 $   230,102     $   28,339
   Current portion - capital leases
        payable                                  73,207         47,693
  Other notes payable                            29,233              -
  Accounts payable                              507,534        482,295
  Accrued expenses and taxes, other
   than income taxes                            477,234        307,903
   Income taxes payable                          25,442         26,475
                                             ----------      ---------

         Total current liabilities            1,342,752        892,705
                                             ----------      ---------
Noncurrent liabilities:

  Long-term debt -- net of current
    portion                                   1,448,825        676,426
  Capitalized lease obligations                 117,520         83,115
   Notes payable - other                         58,466              -
                                             ----------      ---------

                                              1,624,811        759,541
                                             ----------     ----------

Total liabilities                             2,967,563      1,652,246
                                             ----------     ----------

  Common stock - $.01 par value;
    authorized - 10,000,000 shares;
    issued and outstanding - 4,338,489
    and 4,088,317 shares at March 31,
    2002 and 2001, respectively                  43,385         40,883

   Additional paid - in capital               4,455,497      3,627,406
  Retained earnings                           3,357,150      2,903,753

  Less: treasury stock at cost,
    30,400 shares at March 31, 2002            (103,363)             -
                                             ----------      ---------

                                              7,752,669      6,572,042
                                             ----------      ---------
Total liabilities and shareholders'
 equity                                     $10,720,232     $8,224,288
                                             ==========      =========



    See accompanying notes to consolidated financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                           2002            2001
                                      ------------    -------------
Net sales                               $7,636,297      $7,793,306
Cost of sales                            4,255,502       4,688,353
                                         ---------       ---------

Gross profit                             3,380,795       3,104,953
                                         ---------       ---------

Selling, general and administrative
 expenses                                2,493,054       1,773,541
Research and development expenses          472,720         270,484
Legal fees - related party                  50,616          50,324
Rental income                              (76,425)        (77,100)
Gain on sale of asset                      (14,447)              -
                                         ---------       ---------

                                         2,925,518       2,017,249
                                         ---------       ---------

Income from operations                     455,277       1,087,704
                                         ---------       ---------
Other income (expense):
  Interest income                           33,684          60,523
  Interest expense                         (66,011)        (67,782)
  Miscellaneous (expense) income            (2,701)          7,587
                                         ---------       ---------

  Total other income (expense)             (35,028)            328
                                         ---------       ---------
Income before provision for income
 taxes                                     420,249       1,088,032

Provision for (benefit from) income
 taxes                                      (33,148)       214,800
                                         ----------      ---------

Net income                              $   453,397     $  873,232
                                         ==========      =========

Earnings per common share:
Net income
 Basic                                         $.11            $.22
 Diluted                                       $.10            $.21

Weighted average shares outstanding:
 Basic                                    4,130,716       4,025,701
 Diluted                                  4,453,647       4,216,739



See accompanying notes to consolidated financial statements.


                      MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2002 AND 2001





                         Common Stock
                      -------------------   Additional
                                    Par     Paid-In     Retained   Treasury
                       Shares       Value   Capital     Earnings   Stock        Total
                       ------       -----   ----------  --------   ---------    -----
Balance -
 March 31, 2000     3,941,942    $ 39,419   $3,356,870  $2,030,521             $5,426,810
                    ---------    --------   ----------  ----------             ----------

Shares issued upon
  exercise of
  options             146,375       1,464      270,536                           272,000

Net income                                                 873,232               873,232
                     ---------    --------   ---------   ---------              --------

Balance -
 March 31, 2001      4,088,317    $ 40,883  $3,627,406  $2,903,753            $6,572,042
                     ---------    --------  ----------  ----------            ----------
Shares issued upon
  exercise of
  options               98,125         981     153,038                           154,019

Shares issued in
  connection with
  Enon merger          182,447       1,824     675,053                           676,877

Purchase of
  Common Stock         (30,400)       (303)                          (103,363)  (103,666)

Net income                                                 453,397               453,397
                      --------    ---------  ----------   --------   ---------  --------

Balance -
 March 31, 2002      4,338,489    $ 43,385  $4,455,497  $3,357,150  $(103,363) $7,752,669
                     =========    ========  ==========  ==========  =========  ==========



See accompanying notes to consolidated financial statements.

                  MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 2002 AND 2001




                                                  2002          2001
                                               ----------   ----------
Cash flows from operating activities:
     Net income                                $ 453,397     $ 873,232
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:

     Depreciation and amortization               372,259       268,044
  Impairment of goodwill                         404,206             -
     Deferred tax asset                          (61,059)      185,222
  Provision for losses on accounts
   receivable                                     (1,299)       (5,670)
  Provision for losses of obsolete
   inventory                                      24,693       105,000
Changes in assets and liabilities:
     Increase in accounts receivable             (16,939)     (578,299)
     Increase in inventories                    (547,742)     (577,208)
     (Increase) decrease in prepaid
       expenses and other current assets         (57,255)       16,063
     Increase in accounts payable                 25,239       123,491
     Increase in accrued expenses and
      taxes, other than income taxes             169,331       134,404
     Increase (decrease) in income taxes
      payable                                     (1,033)       19,086
                                              ----------      --------
Net cash provided by operating
     activities                                  763,798       563,365
                                              ----------      --------

Cash flows from investing activities:
     Purchase of property and equipment       (1,854,804)     (619,723)
  Disposal of fixed assets                       169,830             -
     Proceeds from security deposits                (500)        3,528
                                              ----------      --------
Net cash (used for) investing
  activities                                  (1,685,474)     (616,195)
                                              ----------      --------



See accompanying notes to consolidated financial statements.


                  MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                              (continued)



                                              2002           2001
                                           -----------    -----------
Cash flows from financing activities:
  Repayment of bank loans                  $  (25,838)    $  (60,000)
  Proceeds from new bank loan               1,000,000              -
     Net proceeds from stock options
        exercised                             153,038        270,535
  Net proceeds from issuance of
     shares in merger                         675,053              -
     Principal proceeds
     on capital lease obligations              59,918         93,797
     Other loans increase                      87,699       (104,873)
     Purchase of common stock                     981          1,464
     Shares issued - Enon Merger                1,824              -
     Shares issued to treasury stock             (303)             -

   Less: purchase of treasury stock          (103,363)             -
                                            ---------      ---------
Net cash provided by financing
     activities                             1,849,009        200,923
                                            ---------      ---------

Net increase in cash and
     cash equivalents                         927,333        148,093

Cash and cash equivalents,
        beginning of year                   1,573,081      1,424,988
                                            ---------      ---------
Cash and cash equivalents,
     end of year                           $2,500,414     $1,573,081
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



1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(a) Description of Business:

Micronetics, Inc. changed its name in September 1995 to Micronetics, Inc. The Company, which includes its wholly-owned subsidiaries, Microwave & Video Systems, Inc. and Enon Microwave, Inc., is engaged in the design, development, manufacture and marketing of a broad range of high performance wireless components and test equipment used in digital cellular, microwave, satellite, radar and communication systems around the world. Approximately 25% of the Company's sales derive from foreign markets.


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


2--INVENTORIES

Inventories consist of the following:


                                   March 31,     March 31,
                                     2002          2001
                                  -----------   ------------
           Raw materials and
             work-in-process       $2,714,953     $2,287,365

           Finished goods             492,961        372,807
                                    ---------      ---------

                                    3,207,914      2,660,172
           Less: allowance for
             obsolescence            (129,693)      (105,000)
                                    ---------      ---------

                                   $3,078,221     $2,555,172
                                    =========      =========


3--ACQUISITIONS

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition of the portable power meter line that was acquired from Giga-Tronics on February 14, 2001.

                                           Fair
                                           Value
                                          --------

         Property, plant & equipment      $252,125
         Inventory                         170,399
                                           -------
                Purchase Price            $422,524
                                       =======

In accordance with Accounting Principles Board Opinion No. 16, Business Combinations, this acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to assets acquired based on their fair market value at the date of acquisition. There was no stock issued in this transaction, nor was goodwill recorded. The Company paid Giga-Tronics $215,000 on the date of acquisition and the balance of $165,399 within three months thereafter. In addition, the Company incurred $42,125 of costs (primarily legal and banking fees) in connection with this transaction. There were no contingent payments, options or other commitments made. The purchase price was determined in arm's length negotiations between unaffiliated parties. The Company based its determination of the purchase price on the value of the tangible assets being acquired, the need for this product as a component to certain of the Company's test equipment and the profit potential of this product line. The primary purpose for acquiring this product line was for Micronetics to acquire a key component for certain equipment manufactured by its Test Solutions Group, and secondarily, to add the power meter line as product line to be offered for sale by the Micronetics' Test Solutions Group. For Fiscal 2002 and 2001, this product line contributed $317,897 and $164,733 (from February 14, 2001 through March 31, 2001) to the Company's net sales, respectively.


On March 26, 2002, Enon Microwave, Inc., a Massachusetts corporation, merged with and into Enon Microwave, Inc., a Delaware corporation ("Enon") and wholly owned subsidiary of the Company. Enon was acquired to expand the Company's position in the high power microwave switch market of our Defense Electronics Group. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, this acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. SFAS No. 141 requires that the balance of the purchase price first be allocated to identifiable intangible assets as an asset apart from goodwill. Since there were no intangible assets identified in the acquisition, i.e. trademark, patents, customer lists, production backlog etc., the balance of the purchase price was allocated to goodwill. The results of Enon's operations for the period March 26 through March 31, 2002 have been included in the Company's financial statements.


The purchase price was determined in arm's length negotiations between unaffiliated parties. The Company based its determination of the purchase price on the current business operations of Enon, the value of its tangible assets offset by its liabilities and the profit value of Enon's operations when included with those of the Company's Defense Electronics Group.


The aggregate purchase price was $1,874,720, including $924,623 of cash, Common Stock valued at $675,053 and $275,044 of other costs of the acquisition (primarily banking and legal fees). The value of the shares issued was determined based on the closing price on NASDAQ of a share of Common Stock for ten days prior and ten days after the closing of this transaction.


Following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Enon at the March 26, 2002 acquisition date:


        Cash                               $  216,169
        Accounts receivable,
         net of allowance for doubtful
         accounts of $16,386                  164,470
        Inventories, net of reserve for
         obsolescence of $112,628             781,351
        Prepaid expenses                        6,724
        Deferred tax asset                     58,292
        Property and equipment                203,326
        Goodwill                            1,117,197
        Notes payable                        (384,501)
        Accounts payable                     (237,813)
        Accrued expenses and taxes            (50,495)
                                            ---------

        Net assets acquired                $1,874,720
                                            =========

The goodwill was assigned to the Enon unit of the Defense
Electronics Group.



As indicated above, the Company performed an analysis of Enon's intangibles and a determination was made that there were no identifiable patents, licenses, customer lists, or trademarks that could be assigned a value in accordance with applicable accounting standards. In addition, close review was given to the value of the covenants not to compete. As they were deemed to be of no value due to the small likelihood that established customers of Enon would change vendors, the limited value assigned to them in the negotiations for the purchase of Enon and the stated intentions of the holders of these covenants to retire or work for Micronetics and then retire, no intangible value was assigned to the covenants. Accordingly, the excess of the purchase price over the net tangible assets acquired was assigned to goodwill. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, this amount will be tested at least annually for impairment (see Note 12).


4--LONG-TERM DEBT


The following table summarizes the Company's long-term debt:


                                      March 31,      March 31,
                                        2002           2001
                                     ----------      ---------
Notes
  Prime plus 1% note due
   February, 2006 (a)                $  378,943      $ 392,214
  6.763% note due March, 2016 (a)       299,983        312,551
  6.25% note due March, 2007 (a)      1,000,000           -
  6.5% promissory note due March
   2005 (b)                              87,699           -
Capital lease obligations (c)           190,728        130,808
                                      ---------       --------

Total                                $1,957,353      $ 835,573
Less current maturities                (332,542)       (76,032)
                                      ---------       --------

Total long-term debt                 $1,624,811      $ 759,541
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


As of March 31, 2002 and 2001, property held under capital leases were as follows:

                                       March 31,   March 31,
                                        2002          2001
                                      ----------   ----------

Machinery and equipment               $603,516       $146,253

Less:  accumulated depreciation        362,420         33,019
                                       -------        -------

                                      $241,096       $113,234
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

The following sets forth the provision for income taxes:

                                       March 31,     March 31,
                                         2002          2001
                                       --------      ---------

Federal tax on income                  $ 79,222      $ 186,109
State tax provided for                   18,388          23,700
Stock option compensation (a)           (69,699)       (180,231)
Deferred tax benefit                          -         185,222
Business tax credits available
 for carryforward                       (61,059)             -
                                        -------        -------
Provision for (benefit from) income
 taxes                                 $(33,148)      $ 214,800
                                        =======        ========


(a) With the exercise of options during the fiscal years ended March 31, 2002 and 2001, respectively, the Company derived a permanent difference for tax purposes of approximately $192,196 and $508,194 for the years ended March 31, 2002 and 2001, respectively.


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

7--MAJOR CUSTOMERS

Approximately 30% of the Company's net sales for each of the years ended March 31, 2002 and 2001, respectively, are for military applications, of which 5% is directly to U.S. governmental agencies for both years.


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

The following tables summarize the activity in options under the 1994 and 1996 Stock Option Plans:

1994 Stock Option Plan:             Shares     Price Range
----------------------              ------     -----------

Outstanding at March 31, 2000       132,750   $1.41 - $5.50
                                    -------   -------------
Exercisable at March 31, 2000        30,750   $1.41 - $5.50
                                    -------   -------------
Granted                               4,000           $8.63
Exercised                            37,500   $1.41 - $2.19
Expired or Cancelled                 10,250   $1.87 -$11.00
                                     ------   -------------
Outstanding at March 31, 2001        89,000   $1.41 - $8.63
                                     ------   -------------
Exercisable at March 31, 2001        29,250   $1.50 - $8.63
                                     ------   -------------
Granted                                   0   $     -
Exercised                               875          $1.625
Expired or Cancelled                 15,000   $       2.125
                                     ------   -------------
Outstanding at March 31, 2002        73,125   $1.41 - $8.63
                                     ------   -------------
Exercisable at March 31, 2002        31,625   $1.41 - $8.63
                                     ------   -------------

1996 Stock Option Plan:
----------------------

Outstanding at March 31, 2000       327,875   $1.41 -$11.00
                                    -------   -------------
Exercisable at March 31, 2000        62,750   $1.41 -$11.00
                                    -------   -------------
Granted                             102,860   $4.63 -$11.00
Exercised                            56,125   $1.41 -$ 2.20
Expired or Cancelled                 49,800   $1.88 -$11.00
                                    -------   -------------
Outstanding at March 31, 2001       324,810   $1.41 -$11.00
                                    -------   -------------
Exercisable at March 31, 2001        63,600   $1.50 -$11.00
                                    -------   -------------
Granted                             134,500   $3.50 - $4.37
Exercised                            22,250   $1.50 - $2.00
Expired or Cancelled                      0   $     -
                                    -------   -------------
Outstanding at March 31, 2002       437,060   $1.32 -$11.00
                                    -------   -------------
Exercisable at March 31, 2002       140,715   $1.32 -$11.00
                                    -------   -------------

The following sets forth information concerning other outstand-ing options to purchase Common Stock:

Other Options:                           Shares     Price Range
-------------                            ------     -----------

Outstanding at March 31, 2000            232,500   $1.32 - $2.31
                                         -------   -------------
Exercisable at March 31, 2000            232,500   $1.32 - $2.31
                                         -------   -------------
Granted                                   50,000           $8.63
Exercised                                 50,000           $2.25
Outstanding at March 31, 2001            232,500   $1.32 - $8.63
                                         -------   -------------
Exercisable at March 31, 2001            168,125   $1.32 - $2.31
                                         -------   -------------
Granted                                   69,000   $4.25 - $4.37
Exercised                                 75,000   $1.50 - $2.00
Outstanding at March 31, 2002            226,500   $1.32 - $8.63
                                         -------   -------------
Exercisable at March 31, 2002            157,500   $1.32 - $8.63
                                         -------   -------------

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


In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company is required to disclose the effects on net income and income per share as if it had elected to use the fair value method to account for employee stock-based compensation plans. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, net income and net income per share would have been changed to the pro-forma (unaudited) amounts shown below:

------------------------------------------------------------------------
Years ended
(In thousands except per share data)    March 31, 2002    March 31, 2001
------------------------------------------------------------------------

Net income
   As reported                             $453             $873
   Pro-forma                                118              700
Net income per share-basic
   As reported                              .11              .22
   Pro-forma                                .03              .17
Net income per share-diluted
   As reported                              .10              .21
   Pro-forma                                .03              .17



For purposes of computing pro-forma (unaudited) consolidated net income, the fair value of each option grant is estimated on the date of the grant using the Black Scholes option pricing model. The assumptions used to value the option grant are stated below:


Years ended                      March 31, 2002    March 31, 2001
-----------------------------------------------------------------


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

                                   2001
                                 --------

Licensing agreements             $100,000
Patents                            86,426
                                  -------

                                  186,426
Less accumulated amortization      79,132
                                  -------

                                 $107,294
                                  =======


In Fiscal 2002, the Company identified certain conditions, including an overall weakness in markets in which the Company participates in generally, the age of certain of the designs and products and the status of development of certain products that were developed over the last few years, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time these assets were acquired or developed. In accordance with the Company's policy, management assessed the recoverability of these intangibles based on future anticipated performance. Based on this projection, it was determined that the current prospects were insufficient to recover the remaining unamortized intangible assets. As a result, the Company recognized full impairment of $107,294 of intangible assets and $296,912 of goodwill, and recorded a non-cash expense of $404,206 for FY2002.


In connection with its acquisition of Enon, the Company recorded additional goodwill in the amount of $1,117,197 during Fiscal 2002.


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

The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes (pre-tax income (loss)). Segment net sales includes sales to external customers. Segment pre-tax loss includes an allocation for corporate expenses, amortization of goodwill and interest expense from borrowings from Corporate. Corporate expenses are allocated to the reportable segments based principally on their percentage of sales of the total sales. Interest expense is charged at approximately prime for cash required by each segment. Goodwill associated with acquisitions are recorded as assets of the individual segments. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses, goodwill and other long-term assets. The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller. During the periods reported there were no significant inter-segment sales or transfers.

The Company's reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different marketing strategies. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment.


The tables below present information for Fiscal 2002 and 2001:

Fiscal year ended March 31, 2002 (in thousands):


                    Defense       Test       VCO
                  Electronics   Solutions  Products  Corporate     Total
                  -----------   ---------  --------  ---------     -----

Net sales              $4,367      $2,304      $965         -       $ 7,636
Interest income            14          -          -      $ 20            34
Interest expense            4          -          -        62            66
Depreciation and
 amortization             234         104         8        26           372
Pre-tax income
 (loss)                   503           4       (54)        -           453
Assets                  6,736       2,942       192       850        10,720



Fiscal year ended March 31, 2001 (in thousands):


                     Defense       Test       VCO
                     Electronics   Solutions  Products  Corporate    Total
                     -----------   ---------  --------  ---------    -----

Net sales                $3,532     $2,991     $1,270       -       $7,793
Interest income              18         -          -     $ 42           60
Interest expense              1         -          -       67           68
Depreciation and
 amortization               142         92         8       26          268
Pre-tax income              271        644       173        -        1,088
Assets                    4,202      2,816       329      877        8,224


Export sales accounted for 19% and 15% of the Company's sales in Fiscal 2002 and 2001, respectively. Export sales by geographical area are shown below:


                           Fiscal year ended    Fiscal year ended
(In thousands)               March 31, 2002       March 31, 2001
--------------             ------------------   -----------------

Americas                       $  277             $  174
Europe                          1,005                841
Asia                              173                129
Rest of world                      37                 31
                                -----              -----

                               $1,492             $1,175



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

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. Statement No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the statement of operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company will adopt the provisions of Statement No. 144 effective April 1, 2002. The impact of such adoption is not expected to have a material effect on the Company's financial position or results of operations.

                             MICRONETICS, INC.
              SCHEDULE 8 - VALUATION AND QUALIFYING ACCOUNTS



                     Balance    Charged   Charged
                        at      to Costs    to                    Balance
                     Beginning    and     Other                   at End
Description          of Period  Expenses  Accounts Deductions     of Period
-----------         ----------  --------  -------- ----------    ----------


Reserve for
 Bad Debts            $70,538      -         -       $1,299 (a)    $69,239
                     ========   ========   ========  ==========   ========

Reserve for
 Obsolete
 Inventory           $105,000   $136,000      -     111,307 (b)   $129,693
                     ========   ========   ======== ===========   ========


(a)  Write-off of accounts receivable against reserve.

(b)  Write-off of inventory against reserve.





























                                   S-1





                          EXHIBIT INDEX



     23.1  Consent of Trochiano & Daszkowski LLP dated February 4,
           2003.


     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.