Form 10QSB/A
period 2002-06-30
MICRONETICS WIRELESS INC
filed 2003-02-19
CIK 820097

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                         FORM 10-QSB/A
                       (Amendment No. 2)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to              .
                               -----------  --------------

Commission file number 0-17966
                       -------

                         MICRONETICS, INC.
-------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


          Delaware                        22-2063614
-------------------------------         -------------
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)


      26 Hampshire Drive, Hudson NH  03051
-------------------------------------------------------
(Address of principal executive offices) (Zip Code)

                         (603) 883-2900
---------------------------------------------------------
   (Issuer's telephone number, including area code)

---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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


                      MICRONETICS, INC.


                             INDEX


                                                        Page No.
                                                        --------


Part I.  Financial Information:

     Item 1.   Financial Statements.

               Consolidated Condensed Balance
               Sheets - June 30, 2002 and March             3-4
               31, 2002

               Consolidated Condensed Statements
               of Operations - Three Months Ended
               June 30, 2002 and June 30, 2001                5

               Consolidated Condensed Statement             6-7
               of Cash Flows - Three Months Ended
               June 30, 2002 and June 30, 2001

               Notes to Consolidated Condensed             8-12
               Financial Statements

     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                      12-14

     Item 3.   Controls and Procedures                       15


Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K.             11

Signature                                                    17






                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               Assets


                                        June 30,       March 31,
                                          2002            2002
                                       ----------      ----------
CURRENT ASSETS:
 Cash and cash equivalents            $ 2,379,777     $ 2,500,414

Accounts receivable
 (net of allowance for
  doubtful accounts)                    1,703,501       1,579,395

Inventories                             3,174,275       3,078,221

Prepaid expenses                           26,287          88,202

Other current assets                      118,605         164,460
                                       ----------      ----------

TOTAL CURRENT ASSETS                    7,402,445       7,410,692
                                       ----------      ----------

PROPERTY AND EQUIPMENT

Land                                      162,000         162,000
Building & improvements                   975,286         975,286
Furniture, fixtures, and
 equipment                              3,900,737       3,751,574
Capitalized leases                        603,515         603,516
                                       ----------      ----------

                                        5,641,538       5,492,376

Less: Accumulated depreciation          3,382,924       3,301,494
                                       ----------      ----------

TOTAL PROPERTY AND EQUIPMENT            2,258,614       2,190,882

OTHER ASSETS

Security Deposits                           1,460           1,460
Goodwill                                1,117,197       1,117,197
                                       ----------      ----------

TOTAL OTHER ASSETS                      1,118,657       1,118,657
                                       ----------      ----------

TOTAL ASSETS                          $10,779,716     $10,720,232
                                       ==========      ==========


See accompanying notes to consolidated condensed financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity




                                     June 30,        March 31,
                                       2002            2002
                                    ---------       -----------

CURRENT LIABILITIES:

 Short-term loans and capitalized
  leases                             $   331,043     $   332,542

 Accounts payable                        246,328         507,534

 Accrued expenses and taxes, other
  than income taxes                      573,871         477,234

 Income taxes payable                     30,876          25,442
                                      ----------      ----------

TOTAL CURRENT LIABILITIES              1,182,118       1,342,752
                                      ----------      ----------

NONCURRENT LIABILITIES:

 Notes payable                         1,448,603       1,507,291

 Capitalized lease obligations           102,564         117,520
                                      ----------      ----------

TOTAL NONCURRENT LIABILITIES           1,551,167       1,624,811
                                      ----------      ----------

TOTAL LIABILITIES                      2,733,285       2,967,563
                                      ----------      ----------

SHAREHOLDERS' EQUITY:

 Common stock                             43,564          43,385
 Additional paid - in capital          4,517,583       4,455,497
 Retained earnings                     3,624,303       3,357,150
 Less: Treasury stock at cost,
 42,700 shares at June 30, 2002
 and 30,400 shares at March 31,
 2002                                   (139,019)       (103,363)
                                      ----------      ----------

TOTAL SHAREHOLDERS' EQUITY             8,046,431       7,752,669
                                      ----------      ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $10,779,716     $10,720,232
                                      ==========      ==========


See accompanying notes to consolidated condensed financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                                     Three Months Ended June 30,
                                        2002            2001
                                     -----------   --------------

Net sales                            $2,341,649      $1,784,025

Cost of sales                         1,277,906       1,013,700
                                      ---------       ---------

Gross profit                          1,063,743         770,325

Selling, general and
 administrative expenses                598,450         502,837

Research & development expenses         154,882          94,468
                                      ---------        --------

Income from operations                  310,411         173,020

Other income (expense):
 Interest income                         11,158           8,880
 Interest expense                       (30,856)        (15,874)
 Other income (expense)                   6,123             841
                                       --------        --------

        Total other income (expense)    (13,575)         (6,153)
                                       --------        --------

Income before provision
 for income taxes                       296,836         166,867

Provision for income taxes               29,684          29,202
                                       --------        --------

Net income                           $  267,152      $  137,665
                                       ========        ========

Net income per share                 $     0.06      $     0.03
                                       ========        ========

Diluted weighted average number
 of shares outstanding                4,450,282       4,216,739
                                      =========       =========



See accompanying notes to consolidated condensed financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)





                                        Three Months Ended June 30,
                                          2002              2001
                                       ---------        -----------
Cash flows from operating
 activities:

Net income                              $267,152          $137,665

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization             81,430            55,493

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets     (112,390)          (15,188)

(Increase) decrease in security
 deposits and other assets                     -             3,019

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                            (160,634)          (17,922)
                                        --------           -------

Net cash provided
 by operating activities               $  75,558         $ 163,067
                                        --------           -------


See accompanying notes to consolidated condensed financial statements.


                 MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)



                                   Three Months Ended June 30,
                                      2002             2001
                                  -----------      ----------
Cash flows from investing
 activities:
  Purchase of property and
   equipment                       $ (149,162)      $  (59,397)
                                    ---------        ---------

Net cash (used for)
 investing activities              $ (149,162)      $  (59,397)
                                    ---------        ---------

Cash flows from financing
 activities:
  Repayments of debt and
   capitalized leases                 (73,642)         (25,464)
 Proceeds from stock options
   exercised                           62,265                -
 Purchase of treasury stock           (35,656)           1,511
                                     --------         --------
Net cash (used for)
 financing activities              $  (47,033)      $  (23,953)
                                     --------         --------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS               $ (120,637)      $   79,717

Cash and cash equivalents,
 beginning of year                  2,500,414        1,573,081
                                    ---------        ---------

CASH AND CASH EQUIVALENTS,
END OF QUARTER                     $2,379,777       $1,652,798
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


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business:

Micronetics, Inc. changed its name in September 1995 to Micronetics Wireless, Inc. and changed its name back to Micronetics, Inc. in November 2002. The Company, which includes its wholly-owned subsidiaries, Microwave & Video Systems, Inc. and Enon Microwave, Inc., is engaged in the design, development, manufacture and marketing of a broad range of high performance wireless components and test equipment used in digital cellular, microwave, satellite, radar and communication systems around the world. Approximately 25% of the Company's sales derive from foreign markets.

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

                MICRONETICS, INC. AND SUBSIDIARIES


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

                MICRONETICS, INC. AND SUBSIDIARIES

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

also charges to expense when incurred any warranty costs not covered by the reserve. In order to return a product, Micronetics must issue a Return Material Authorization. This policy is the same for each of Micronetics' three segments (Defense Electronics Group, Test Solutions Group and VCO Products Group).

(m) Reclassifications:

Certain reclassifications have been made to the 2001 comparative financial statements to conform to the 2002 presentation.


Note 3.   Inventories are summarized below:

                                  June 30, 2002   March 31, 2002
                                  -------------   --------------
Raw materials and
 work-in-process                    $2,876,051      $2,714,953
Finished goods                         392,917         492,961
                                     ---------       ---------

                                    3,268,968       3,207,914

Less: allowance for obsolescence      (94,693)       (129,693)
                                    ---------       ---------

                  Total            $3,174,275      $3,078,221
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

Results of Operations
---------------------

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

Research and development ("R&D") expenses increased to 6.6% of net revenues in Q1 FY03 compared to 5.3% of net revenues in the same quarter last year. This was due largely to new product development activities in our Defense Electronics Group, a large portion of which came from the addition of Enon this year. R&D expenses in the Defense Electronics Group were up $81,000 or 1,013% during the quarter compared to $8,000 for the same quarter last year due to addition of Enon and other new product development activities. R&D expenses in the Test Solutions Group decreased $8,000 or 13% compared to $61,000 for the same period last year due to lower investment in new product development activities. R&D expenses in the VCO Products Group were down $12,000 or 48% compared to $25,000 for the same period last year due to reduced development activities.

Selling, general and administrative ("SG&A") expenses as a percent of net revenues decreased to 25.6% compared to 28.2% for the same period last year. These expenses grew 19% compared to the same period last year. The majority of this growth came from the addition of Enon to our Defense Electronics Group. The Company also added a Sales Manager in the Defense Electronics Group. Expenses in the Defense Electronics Group for Q1 of FY03 were up $205,000 or 103% during Q1 of FY03 compared to the same quarter last year. SG&A expenses in the Test Solutions Group decreased $82,000 or 40% compared to the same period last year due to reductions as a result of lower sales. SG&A expenses in the VCO Products Group were down $28,000 or 29% compared to the same period last year due to reductions in labor costs as a result of lower sales in Q1 of FY03.

Net income for Q1 of FY03 was $267,152, or $.06 per share, compared to $137,665, or $.03 per share during Q1 of FY02. Most of this increase was due to the growth in our Defense Electronics Group offset slightly with lower operating income from our other Groups.


Financial Condition
-------------------

The Company's working capital at June 30, 2002 was $6,230,706, an increase of $152,387 from $6,067,940, the working capital at March 31, 2002. The Company's current ratio was approximately 6.30 to
1.0 at June 30, 2002; it was approximately 5.55 to 1.0 at March 31,
2002.

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


Safe Harbor Statement
---------------------

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



                                   MICRONETICS, INC.
                                   (Registrant)



Dated: February 18, 2003           By:/s/Richard S. Kalin
                                      --------------------
                                      Richard S. Kalin,
                                      President (Principal
                                      Executive Officer)





                    CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




     I, Richard S. Kalin, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB/A of Micronetics, Inc.;

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


Date: February 18, 2003
                               /s/Richard S. Kalin
                               ---------------------------
                               Name:  Richard S. Kalin
                               Title: Chief Executive Officer
                                      (Principal Executive Officer)



            CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



     I, Dennis Dow, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB/A of Micronetics, Inc.;

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


Date: February 18, 2003


                               /s/Dennis Dow
                               ------------------------
                               Name:  Dennis Dow
                               Title: Vice President-Finance
                                      (Principal Financial Officer)