Form 10QSB/A
period 2002-09-30
MICRONETICS WIRELESS INC
filed 2003-02-19
CIK 820097

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                         FORM 10-QSB/A
                        (Amendment No. 1)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from             to              .
                              ------------    -------------

Commission file number   0-17966
                         -----------


                         MICRONETICS, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          Delaware                          22-2063614
-------------------------------         -------------------------
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)


              26 Hampshire Drive, Hudson NH  03051
-----------------------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                         (603) 883-2900
-----------------------------------------------------------------
         (Issuer's telephone number, including area code)

-------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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



                        MICRONETICS, INC.



                              INDEX
                              -----

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





                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                 MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               Assets

                                      September 30,     March 31,
                                          2002            2002
                                      -----------      ----------
CURRENT ASSETS:

Cash and cash equivalents             $ 2,606,456     $ 2,500,414

Accounts receivable (net of
 allowance for doubtful accounts
 of $60,366 and $69,239 at September
 30 and March 31, 2002, respectively)   1,713,825       1,579,395

Inventories                             3,093,976       3,078,221

Prepaid expenses                           66,187          88,202

Other current assets                      115,357         164,460
                                        ---------       ---------

TOTAL CURRENT ASSETS                    7,595,801       7,410,692
                                        ---------       ---------
PROPERTY AND EQUIPMENT

Land                                      162,000         162,000
Building & improvements                   975,286         975,286
Furniture, fixtures, and
 equipment                              3,973,292       3,751,574
Equipment held under capital leases       603,515         603,516
                                        ---------       ---------

                                        5,714,093       5,492,376
Less: Accumulated depreciation          3,422,740       3,301,494
                                        ---------       ---------

TOTAL PROPERTY AND EQUIPMENT            2,291,353       2,190,882

OTHER ASSETS

Security deposits                          10,335           1,460
Goodwill                                1,117,197       1,117,197
                                        ---------       ---------

TOTAL OTHER ASSETS                      1,127,532       1,118,657
                                       ----------      ----------

TOTAL ASSETS                          $11,014,686     $10,720,232
                                       ==========      ==========



See accompanying notes to consolidated condensed financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                Liabilities and Shareholders' Equity


                                     September 30,     March 31,
                                         2002             2002
                                     -------------    ----------
CURRENT LIABILITIES:
 Short-term loans and capitalized
  leases                             $   323,250     $   332,542

 Accounts payable                        275,791         507,534

 Accrued expenses and taxes, other
  than income taxes                      498,664         477,234

 Income taxes payable                     87,994          25,442
                                      ----------      ----------

TOTAL CURRENT LIABILITIES              1,185,699       1,342,752
                                      ----------      ----------

NONCURRENT LIABILITIES:

 Notes payable                         1,331,652       1,507,291

 Capitalized lease obligations            87,317         117,520
                                      ----------      ----------

TOTAL NONCURRENT LIABILITIES           1,418,969       1,624,811
                                      ----------      ----------

TOTAL LIABILITIES                      2,604,668       2,967,563
                                      ----------      ----------
SHAREHOLDERS' EQUITY:

 Preferred stock - $.10 par value,
  Authorized 500,000 shares; Issued
  - none at September 30,
  2002 and March 31, 2002
 Common stock   $.01 par value,
  Authorized 10,000,000 shares; Issued
  4,447,264 shares at September 30,
  2002 and 4,368,889 shares at March
  31, 2002                                43,788          43,385
 Additional paid - in capital          4,620,047       4,455,497
 Retained earnings                     3,947,972       3,357,150
 Less: Treasury stock at cost,
 68,500 shares at September 30, 2002
 and 30,400 shares at March 31,
 2002                                   (201,789)       (103,363)
                                      ----------      ----------

TOTAL SHAREHOLDERS' EQUITY             8,410,018       7,752,669
                                      ----------      ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $11,014,686     $10,720,232
                                      ==========      ==========


See accompanying notes to consolidated condensed financial statements.



               MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                                  Three Months Ended September 30,
                                        2002            2001
                                     ----------      ----------
Net sales                            $2,654,262      $1,917,574

Cost of sales                         1,480,637       1,093,641
                                      ---------       ---------

Gross profit                          1,173,625         823,933

Selling, general and
 administrative expenses                602,179         460,051

Research & development expenses         184,290         103,810
                                      ---------       ---------

Income from operations                  387,156         260,072

Other income (expense):
 Interest income                         14,858           9,454
 Interest (expense)                     (27,380)        (16,831)
 Other income (expense)                   6,154         (12,342)
                                      ---------       ---------

        Total other income (expense)     (6,368)        (19,719)
                                      ---------       ---------

Income before provision
 for income taxes                       380,788         240,353

Provision for income taxes               57,118          47,241
                                      ---------       ---------
Net income                           $  323,670      $  193,112
                                      =========       =========

Net income per share                 $     0.07      $     0.05
                                      =========       =========

Diluted weighted average number
 of shares outstanding                4,434,093       4,216,550
                                      =========       =========


See accompanying notes to consolidated condensed financial statements.


          MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)




                                    Six Months Ended September 30,
                                        2002            2001
                                      ---------       ---------
Net sales                            $4,995,911      $3,701,599

Cost of sales                         2,758,543       2,107,341
                                      ---------       ---------

Gross profit                          2,237,368       1,594,258

Selling, general and
 administrative expenses              1,200,629         963,888

Research & development expenses         339,172         197,278
                                      ---------       ---------

Income from operations                  697,567         433,092

Other income (expense):
 Interest income                         26,016          18,334
 Interest expense                       (58,236)        (32,705)
 Other income (expense)                  12,278         (11,501)
                                      ---------       ---------

        Total other income (expense)    (19,942)        (25,872)
                                      ---------       ---------
Income before provision
 for income taxes                       677,625         407,220

Provision for income taxes               86,802          76,444
                                      ---------       ---------

Net income                           $  590,823      $  330,776
                                      =========       =========

Net income per share                 $     0.13      $     0.08
                                      =========       =========
Diluted weighted average number
 of shares outstanding                4,442,188       4,216,645
                                      =========       =========

See accompanying notes to consolidated condensed financial statements.



               MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                     Six Months Ended September 30,
                                         2002              2001
                                      ----------         ---------

Cash flows from operating
 activities:

Net income                              $590,823          $330,776

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization            121,246            95,972

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets      (79,067)         (209,095)

(Increase) decrease in security
 deposits and other assets                (8,875)          (34,451)

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                            (157,053)         (168,969)
                                         -------           -------
Net cash provided
 by operating activities                $467,074          $ 14,233
                                         -------           -------


See accompanying notes to consolidated condensed financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            (UNAUDITED)






                                   Six Months Ended September 30,
                                      2002             2001
                                   ----------       -----------
Cash flows from investing
 activities:
  Purchase of property and
   equipment                       $ (221,717)      $  (91,461)
                                    ---------        ---------
Net cash (used for)
 investing activities              $ (221,717)      $  (91,461)
                                    ---------        ---------
Cash flows from financing
 activities:
  (Repayments) increase of debt
    and capitalized leases           (205,842)          63,232
 Proceeds from stock options
   exercised                          164,953           44,718
 Purchase of treasury stock           (98,426)         (60,738)
                                    ---------        ---------
Net cash provided by (used for)
 financing activities              $ (139,315)      $   47,212
                                    ---------        ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS               $  106,042       $  (30,016)

Cash and cash equivalents,
 beginning of year                  2,500,414        1,573,081
                                    ---------        ---------
CASH AND CASH EQUIVALENTS,
END OF QUARTER                     $2,606,456       $1,543,065
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

(g) Research and Development Costs:

Research and development costs are charged to expense in the year incurred. The amounts expended for the quarter ended September 30, 2002 and 2001 were approximately $184,290 and $108,810, respectively.

(h) Net Income Per Share:

Primary and fully diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.


                MICRONETICS, INC. AND SUBSIDIARIES


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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



                MICRONETICS, INC. AND SUBSIDIARIES

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(m) Reclassifications:

Certain reclassifications have been made to the 2001 comparative financial statements to conform to the 2002 presentation.


Note 3.   Inventories are summarized below:


                              September 30, 2002   March 31, 2002
                              ------------------   --------------

Raw materials and
 work-in-process                   $2,748,849      $2,714,953
Finished goods                        437,257         492,961
                                    ---------       ---------
                                    3,186,106       3,207,914

Less: allowance for obsolescence      (92,130)       (129,693)
                                    ---------       ---------
                   Total           $3,093,976      $3,078,221
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


Item 2.   Management's Discussion and Analysis or Plan of
          Operation.


Results of Operations

The Company had revenues of $2,654,262 and $1,917,574 for the three months ended September 30, 2002 and 2001, respectively, an increase of $763,688 or 38.4% in the current period. A large percentage of this increase was due to the inclusion of sales from Enon Microwave, Inc. that was acquired by the Company in March 2002. Gross profit as a percent of net sales increased to 44.2% in the current period from 42.9% during the corresponding period of the prior fiscal year. This was due primarily to improvements in our Defense Electronics Group. Selling, general and administrative expenses as a percent of net sales for the current period decreased to 22.7% from 24.0% during the corresponding period a year ago. This was due primarily to the impact of controlled increases against a larger sales base. Research and development expenses increased to 6.9% of net sales during the current period as compared to 5.4% of net sales a year ago. The Company increased new product development activities during the current period.

The Company had net income of $323,670, or $.07 per share, as compared to net income of $193,112, or $.05 per share, for the three month periods ended September 30, 2002 and 2001, respectively. This is an increase of $130,558 or 67.6% from a year ago. The weighted average shares outstanding for the three months ended September 30, 2002 and 2001, were 4,434,093 and 4,216,550, respectively.

The Company had revenues of $4,995,911 and $3,701,599 for the six months ended September 30, 2002 and 2001, respectively, an increase of $1,294,312 or 35% in the current period. A large percentage of this increase was due to the inclusion of sales from Enon Microwave, Inc. that was acquired by the Company in March 2002. Gross profit as a percent of net sales increased to 44.8% in the current period from 43.1% during the corresponding period of the prior fiscal year. This was due primarily to improvements in our Defense Electronics Group. Selling, general and administrative expenses as a percent of net sales for the current period decreased to 24.0% from 26.0% during the corresponding period a year ago. This was due primarily to the impact of controlled increases against a larger sales base. Research and development expenses increased to 6.8% of net sales during the current period as compared to 5.4% of net sales a year ago. The Company increased new product development activities during the current period.

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


Financial Condition

The Company's working capital at September 30, 2002 was $6,420,481, an increase of $342,162 from $6,067,940, the working capital at March 31, 2002. The Company's current ratio was approximately 6.44 to 1.0 at September 30, 2002; it was approximately 5.55 to 1.0 at March 31, 2002.

Net cash of $467,074 was provided by operating activities during the six months ended September 30, 2002 as compared to $14,233 that was provided by operating activities during the year earlier period. This was primarily due to increased net income in the current period. Net cash used for investing activities during the six months ended September 30, 2002 was $221,717 as compared to $91,461 during the year earlier period. This was due to the purchase of more equipment during the current period. Net cash used for financing activities during the six months ended September 30, 2002 was $139,315 as compared to cash of $47,212 provided during the year earlier period. This was largely due to increased debt reduction and increased purchases of treasury stock in the current period. As a result of these activities, the Company's cash position increased $106,042 during the current six months as compared to a decrease of $30,016 in the year ago period.


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


Date: February 18, 2003
                             /s/Richard S. Kalin
                             -----------------------------------
                             Name:  Richard S. Kalin
                             Title: President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




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


Date: February 18, 2003
                             /s/Dennis Dow
                             -----------------------------------
                             Name:  Dennis Dow
                             Title: Vice President - Finance
                                    (Principal Financial Officer)