Form 10KSB
period 2003-03-31
MICRONETICS  INC
filed 2003-06-18
CIK 820097

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ----------------

     Commission File Number 0-17966
                            -------


                          MICRONETICS, INC.
-----------------------------------------------------------------------
            (Name of small business issuer in its charter)


           Delaware                          22-2063614
-----------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)


26 Hampshire Drive, Hudson, NH                       03051
-----------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number: (603) 883-2900
                           --------------------------------------------

Securities registered under Section 12(b) of the Exchange Act: None
                                                               --------

Securities registered under Section 12(g) of the Exchange Act:


                Common Stock, par value $.01 per share
-----------------------------------------------------------------------
                           (Title of Class)


Check whether the issuer (1) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check  if  there is no disclosure of delinquent filers in  response  to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $10,676,348.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $17,981,116 based on the closing price of $6.06 of the issuer's Common Stock, par value $.01 share, as reported by NASDAQ on May 22, 2003.

On May 22, 2003, there were 4,436,626 shares of the issuer's Common Stock outstanding.

The Proxy Statement of the registrant to be filed on or before July 29, 2003 is incorporated by reference to Part III herein.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]







                             Part I
                             ------


      This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Micronetics, Inc. ("Micronetics") (together with its subsidiaries, the "Company"). Investors are cautioned that any such forward-looking statements are not guaranties of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Analysis or Plan of Operation" and "Description of Business" identify important factors that could cause or contribute to such differences.


ITEM 1.    Description of Business.

     Business Development

      The Company was incorporated in New Jersey in 1975 and reincorporated in Delaware in 1987. In January 2003, Microwave Concepts, Inc., a Delaware corporation and wholly owned subsidiary of Micronetics ("Micro-Con"), acquired substantially all of the assets of Microwave Concepts, Inc., a New Jersey corporation ("MCI"). The acquisition is recorded under the purchase method of accounting for financial statement purposes. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition. Micro-Con's year-end Balance Sheet is included in the Consolidated Balance Sheet of the Company at March 31, 2003. Micro-Con's results of operations and cash flows for the period January 20, 2003 through March 31, 2003 are included in the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the year ended March 31, 2003
("Fiscal   2003").   The  resources  utilized  to  complete   the
Company's purchase of MCI are included as a use of cash for investing activities in the Consolidated Statement of Cash Flows for Fiscal 2003.

      In March 2002, Enon Microwave, Inc., a Massachusetts corporation ("EMI"), merged with and into Enon Microwave, Inc., a Delaware Corporation and wholly owned subsidiary of the Company ("Enon"). The acquisition of EMI is recorded under the purchase method of accounting for financial statement purposes. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition, with the balance of approximately $1,117,197 recorded as goodwill on the accompanying Consolidated Balance Sheet at March 31, 2003. In accordance with Statement of Financial Accounting Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically. Enon's year-end Balance Sheets are included in the Consolidated Balance Sheet at March 31, 2002 and 2003. Enon's results of operations and cash flows for the period March 26, 2002 through March 31, 2002 and Fiscal 2003 are included in the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the year ended March 31, 2002 ("Fiscal 2002") and for Fiscal 2003. The resources utilized to complete the Company's purchase of EMI are included as a use of cash for investing activities in the Consolidated Statement of Cash Flows for Fiscal 2002. The shares of Common Stock issued in connection with the Company's purchase of EMI are included in the Statement of Changes in Shareholders' Equity for Fiscal 2002.

     Business of Issuer

       Headquartered in Hudson, NH, Micronetics manufactures microwave and radio frequency (RF) components and integrated subassemblies used in a variety of commercial wireless and defense and aerospace products, including satellite communications, electronic warfare and electronic counter-measures. It also manufactures and designs test equipment, sub-assemblies and components that are used to test the strength, durability and integrity of signals in communications equipment.

      Micronetics  operates  in  three Business  Groups:  Defense
Electronics, Test Solutions and VCO Products.

      Enon, which is part of the Defense Electronics Group, designs and manufactures high power, solid state microwave switches, attenuators, limiters, phase shifters, filters and control devices and assemblies. Enon's power capabilities range from 10 watts to 10,000 watts, with average power capabilities as high as 1,600 watts. Enon's customer base includes Lockheed Martin, Northrop Grumman and Raytheon.

      Micro-Con,  which  is also part of the Defense  Electronics
Group, designs and manufactures individual RFIC/MMIC chips to complete broadband, RF/Microwave integrated converter subsystem assemblies.

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

     Micronetics' overall strategy in this market is to:

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

          - PURSUE STRATEGIC ACQUISITIONS. Micronetics intends to continue to augment its existing technological base by acquiring or partnering with companies that complement or expand its product offerings and market strategies. Micronetics believes that expansion of its core competencies through the acquisition of or partnering with technology companies, when combined with its current technological and manufacturing skills, will provide it with improved levels of horizontal and vertical integration, enabling it to manufacture integrated subassemblies and ultimately complete system products.

          - PURSUE SELECTIVE COMMERCIAL OPPORTUNITIES. Micronetics intends to seek to identify and pursue selected commercial applications for its products and technologies where it can add value based on its microwave expertise or the expertise in its Test Solutions Group.

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

      Products:   Micronetics' products may  be  classified  into
three   groups:  (1)  Defense  Electronics;  (2)  Test  Solutions
Products;  and (3) Voltage Controlled Oscillators (VCOs).   These
products are described in more detail below:

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

      (2) Test Solutions Products: Equipment. Micronetics offers several broadband test solution platforms specifically designed to serve the wireless telecommunications and satellite communication markets employing such application standards as TDMA, CDMA, GSM, PCS, and other markets employing cable modem transmission and other internet infrastructure applications. Instruments based on these platforms perform a variety of tests which are used in performance verification and the emulation of impairments in cellular/PCN/PCS, satellite and cable modem communication systems.

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

      Test Solutions Products: Components. Micronetics test components are generally employed in testing and measuring sophisticated radar and communications systems to determine the quality of the reception and transmission of information being transmitted. The widest application for the Company's noise-based test components are as reference standards in test instruments which measure unwanted noise in devices and components. This is accomplished by comparing a known noise reference to the unwanted noise found in the radar or communication system being tested. By generating a random noise signal, in combination with a live transmission signal, a noise generator simulates signals the receiver will encounter in the real world and allows a manufacturer to determine if its product is performing to specifications. Noise source testing is often more cost-efficient, faster and more accurate than alternative methods using discrete signal generators.

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

       Another important application for the Company's test components is in integrated subassemblies for applications such as automated test equipment. Increasingly, analog or mixed signal integrated circuits require testing of noise figure. To respond to this requirement, the Company has developed several noise figure subassemblies for use in analog and mixed signal automated test equipment.
      (3) Voltage Controlled Oscillators ("VCOs"). Micronetics designs, manufactures and markets a line of VCOs which provide a precise signal source within a given frequency range. The output frequency of the oscillator is determined by a direct current ("DC") control voltage. This applied voltage tunes the oscillator over a specified range. The Company's products generate sinusoidal signals in frequency ranges from 100MHz to over 5GHz, utilizing packaged silicon bipolar transistors which are controlled by an input voltage signal. Most of the uses of those frequency ranges are identified with wireless applications including some MIL communications and satellite voice/messaging. Products are offered in a series of narrow-band, wide-band and selective octave tuning bandwidths. Depending on the series, packaging configurations for MIL and commercial applications include PIN types, SMT, hermetic and miniature packages.

     Manufacturing

      The Company's components that require automated assembly equipment are generally manufactured by third parties and tested by the Company for quality assurance. The length of the production process for these products is usually completed within two to three weeks. Manufacturing of the Company's other products, which involve less automated assembly equipment, takes place at its Hudson, NH, Danbury, CT, Topsfield, MA or Fairfield, NJ facilities. The length of the production process for these products ranges from one to twenty-four weeks. The Company generally maintains inventory of the raw materials required for production of its products for a period of up to one year or more.

     Suppliers

      The Company has approximately 300 suppliers, a few of which are a sole source for some raw materials. Over the past ten years, the Company has experienced limited supply problems and does not anticipate any material increase in these problems in the foreseeable future. The Company does not believe there would be any significant business disruption if it were to lose one of its sole suppliers because it generally has sufficient inventory to give it time to develop an alternative supplier.

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

      The Company also uses various methods to promote its products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website. The Company increased its advertising expenditures during Fiscal 2003 and intends to continue these activities in its current fiscal year.

      During Fiscal 2003 and Fiscal 2002, the approximate mix of customer orders was 25% for commercial applications and 75% for MIL applications, of which approximately 13% of sales in Fiscal
2003 were directly to the US Government or its agencies.

     Customers

       The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or MIL marketplace. Many of those customers are prime contractors for MIL work or larger Fortune 500 companies with world-wide operations. Other than the US Government or its agencies, two customers, Northrop Grumman and Raytheon, accounted for more than ten percent of the Company's consolidated sales in Fiscal 2003. Northrop Grumman accounted for 12.4% and Raytheon accounted for 12.8% of the Company's consolidated sales in Fiscal 2003. The loss of either or both of these customers would be difficult to replace but it would not result in a material adverse effect on the Company.

      Other customers of the Company include Aerosat, Alcatel, Boeing, BAE Systems, Ericsson, ITT, L-3 Communications, Lockheed Martin, Lucent Technologies, Motorola, NEC, Southwest Research, Tektronix, Teradyne and Thales. The Company's customers generally buy products from the Company on the basis of purchase orders, rather than long-term supply contracts.

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

      In  the  Defense Electronics market, the Company's  primary competitors  are  Herley Microwave, M/A Com,  Remec,  Filtronics,
American   Microwave,   Signal   Technology,   Advanced   Control
Components and GT Microwave Corp.

       In  its  Test  Solutions  market,  the  Company's  primary
competitors   are   Wireless   Telecom   Group,   Inc.,   Spirent
Communications and DBM Microwave, Inc.

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

     Research and Development

     The Company maintains an engineering staff of 12 individuals as of March 31, 2003, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation. These expenses were approximately $730,000 and $473,000 for Fiscal 2003 and Fiscal 2002, respectively.

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

     Employees

     As of March 31, 2003, the Company had 91 full-time employees including 19 engaged in management and administration, 12 in engineering, 49 in production and testing and 11 in sales. It also periodically engages consultants to assist it in various engineering-related activities. The Company believes that its employee relations are good.

     Patents and Trademarks

      The Company has been granted U.S. patents on certain of its designs, including its MicroCal test components, its SmartAntenna Test instrument and a VCO design. In the absence of patents, the Company relies upon trade secret laws to protect its confidential and proprietary information.

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

     The Company has registered "Micronetics" and "Innovation For the Future" as trademarks with the U.S. Patent and Trademark Office. It has also filed applications for "Microwave & Video Systems", "Enon Microwave," "Nobody Makes Noise Like Micronetics," and "Wave 3G" with the U.S. Patent and Trademark office. There is no assurance that any of these marks will be allowed to be registered.

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

     Risk Factors

      This annual report on form 10-K contains forward-looking information that is subject to important risks and uncertainties. The results or events predicted in these statements may differ materially from actual results or events. Results or events could differ from current expectations as a result of a wide range of risk factors. For information regarding some of the risk factors involved in our business and operations, see "Forward-looking statements" contained in "Management's Discussion and Analysis or Plan of Operation below."


ITEM 2.   Description of Property.

     The Company's principal manufacturing facility and corporate offices are located in 19,000 square feet of general office, warehouse and manufacturing space situated in a 32,000 square foot building that it owns. This facility is located in Hudson, NH in an industrial park. The Company leases out the remaining portion of this facility pursuant to a lease with an unaffiliated entity.

      MVS operates out of a 5,000 square foot facility located in Danbury, CT, which it leases from an unaffiliated entity.

      Enon operates out of an 11,000 square foot facility located in Topsfield, MA. Half of this facility was acquired by the Company in March 2003 and the other half is leased from an unaffiliated entity.

      Micro-Con operates out of a 2,500 square foot facility located in Fairfield, NJ, which is leased from an unaffiliated entity.


ITEM 3.   Legal Proceedings.

       The   Company  is  not  a  party  to  any  material  legal
proceedings.


ITEM 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.


                            PART II
                            -------


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

     The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 2001 until May 22, 2003 as reported by NASDAQ, were as follows:


                                        Bid Prices
                                   --------------------
                                   High            Low
                                   ----            ----
Quarter Ended
-------------

Fiscal 2002

     First Quarter                 4.68            3.66
     Second Quarter                4.65            2.40
     Third Quarter                 4.12            2.97
     Fourth Quarter                4.54            3.25

Fiscal 2003

     First Quarter                 3.65            2.05
     Second Quarter                3.22            2.01
     Third Quarter                 4.41            2.34
     Fourth Quarter                4.69            3.25

Fiscal 2004

     First Quarter                 7.18            4.28
      (through May 22, 2003)


      These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      (b) The number of holders of record of the Common Stock as of May 23, 2003 was 318. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in "street" name.

      (c) The Company has not paid any cash dividends during its two most recent fiscal years, nor any subsequent interim period. Under the Company's loan agreement with Banknorth, N.A. (the "Bank"), it is restricted from paying dividends without the consent of the Bank.


Recent Sales of Unregistered Securities

     During the fourth quarter of Fiscal 2003, the Company issued an aggregated of 29,000 unregistered shares of Common Stock to an officer, director and key employee of the Company pursuant to the exercise of previously granted stock options, the exercise prices of which ranged from $1.625 to $2.313 per share. In March 2003 the Company granted an option to purchase 25,000 unregistered shares of Common Stock to such officer, director and key employee of the Company at an exercise price of $3.85 per share.

     On October 16, 2002, the Company entered into a Financial Advisory and Investment Banking Agreement (the "Agreement") with an entity. Pursuant to the Agreement, the Company agreed to grant three year warrants to purchase 50,000 shares of Common Stock to this entity (or its designees) exercisable at $3.00 per share (the "Warrant"). No underwriters were involved in the transaction. The securities were not sold for cash. The securities were being issued to this entity as part of the consideration for this entity entering into the
Agreement  and  providing  the  services  thereunder.    The
issuance of the Warrant was accomplished pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company did not engage in any public advertising or general solicitation in connection with this transaction. The Company provided this entity with disclosure of all aspects of the Company's business, including providing this entity and its management with the Company's reports filed with the Securities and Exchange Commission, the Company's press releases, access to the Company's auditors, and other financial, business, and
corporate  information.  Based  on  our  investigation,   we
believe that the management and the board of directors of this entity obtained all information regarding the Company they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities as partial consideration for their services.



                   Equity Compensation Plan Information



-------------------------------------------------------------------------
                     (a)                  (b)               (c)
-------------------------------------------------------------------------

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

-------------------------------------------------------------------------

Equity
compensation
plans approved
by security
holders            599,435           $4.12                211,315

-------------------------------------------------------------------------

Equity
compensation
plans not
approved
by security
holders            275,000           $4.14                   0

-------------------------------------------------------------------------

Total              874,435           $4.13                211,315

-------------------------------------------------------------------------


ITEM  6.   Management's  Discussion  and  Analysis  or  Plan   of
Operation.

      You should read this section in combination with the accompanying audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. This section contains forward-looking statements and should be read in conjunction with the factors described below under "Forward-looking statements". All dollar amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated. Where we say "we," "us," "our," "Company" or "Micronetics" we mean Micronetics, Inc. and its subsidiaries.

     New Accounting Standards

      In  July  2001,  the Financial Accounting  Standards  Board
(FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Micronetics adopted the provisions of Statement No. 141, as of July 1, 2001 and Statement No. 142 on April 1, 2002. The adoption of SFAS No. 142 resulted in our discontinuation of amortization of goodwill as of April 1, 2002. In connection with the adoption of SFAS 142, Micronetics assessed goodwill for annual impairment in the fourth quarter of Fiscal 2003. All future impairment of goodwill, if any, will be charged to operations.

      Micronetics operates in three operating segments which are also the reportable segments as defined in SFAS 131. Within the Defense Electronics Group operating segment, Micronetics identified four components as reporting units as defined under SFAS 142, Control Components Group, Enon, MVS and Micro-Con. Micronetics determined the carrying value of each reporting unit by assigning assets and liabilities to each group, including the existing goodwill and intangible assets, if any (solely due to Enon) to those reporting units as of March 31, 2003.

      In Fiscal 2002, the Company identified certain conditions, including an overall weakness in markets in which the Company participates in generally, the age of certain of the designs and products and the status of development of certain products that were developed over the last few years, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time these assets were acquired or developed. In accordance with the Company's policy, management assessed the impairment of intangible assets and the recoverability of goodwill, based on future anticipated performance. Based on this projection, it was determined that the prospects at that time were insufficient to recover the remaining unamortized values. As a result, the Company recognized full impairment of these intangible assets and goodwill and recorded a non-cash expense of $404,206 for FY2002. This is discussed further below and in the Footnotes to the Consolidated Financial Statements.


     Recent Acquisitions

      The following summarizes the impact of (i) the acquisition of Micro-Con that was acquired on January 20, 2003 and added to the Defense Electronics Group, and (ii) the acquisition of Enon that was acquired on March 26, 2002 and added to the Defense Electronics Group, that affect period-to-period results.

      On January 20, 2003, the Company acquired substantially all of the assets of Micro-Con. Micro-Con's results of operations have been included in the Consolidated Statement of Income for Fiscal 2003 since January 20, 2003, the date of acquisition. For Fiscal 2003, other than intercorporate activity, Micro-Con contributed $7,585 to the Company's net sales.

      On March 26, 2002, the Company acquired Enon pursuant to a merger of Enon with and into Vectronics, with Vectronics changing its name to Enon Microwave, Inc. Enon's results of operations have been included in the Consolidated Statements of Income for Fiscal 2002 since March 26, 2002, the date of acquisition and for all of Fiscal 2003. For Fiscal 2002, Enon contributed $88,489 to the Company's net sales. For Fiscal 2003, Enon contributed $2,599,230 to the Company's net sales.


     (a)  Results of Operations.

     Net revenues for Fiscal 2003 were $10,676,348 as compared to net revenues of $7,636,297 for Fiscal 2002, an increase of $3,040,051 or 39.8%. Sales in the Defense Electronics Group were up $3,557,156 or 81%, primarily due to increased defense activity. Combined sales from Enon and Micro-Con represented
$2,518,616 and 71% of such increase. Sales of Micro-Con represented less than 1% of the increase. Sales in the Test Solutions Group were down $435,174 or 19% due to soft sales in the telecommunications industry. Sales in the VCO Products Group were down $81,930 or 8% due to soft sales in the telecommunications industry. Decreases from soft revenues in our Test Solutions and VCO Products Groups were more than offset by increased revenues in our Defense Electronics Group.

      Gross profit as a percent of revenues decreased slightly to 44.1% in Fiscal 2003 compared to 44.3% in Fiscal 2002. Improvements in our Defense Electronics and VCO Products Groups were more than offset by reductions in our Test Solutions Group.

       Selling, general and administrative ("SG&A") expenses decreased to 24.0% from 32.6% due largely to the write-off of intangibles and goodwill in Fiscal 2002 as described in
Significant Accounting Policies and Notes to Consolidated Financial Statement as well as reductions in our Test Solutions Group during Fiscal 2003. SG&A expenses in the Defense Electronics Group were up 35% or $473,000 for Fiscal 2003 compared to $1,342,000 for Fiscal 2002, due to the addition of Enon. SG&A expenses in the Test Solutions Group decreased 39% or $326,000 for Fiscal 2003 compared to $828,000 for Fiscal 2002, due to workforce reduction due to soft sales in Fiscal 2003. SG&A expenses in the VCO Products Group were down 10% or $33,000 for Fiscal 2003 compared to $339,000 for Fiscal 2002, due to expense reductions to offset lower revenues experienced in Fiscal 2003.

      Research and development ("R&D") expenses increased 54.3% due largely to new product development in our Defense Electronics Group. R&D expenses in the Defense Electronics Group were up 220% or $319,000 for Fiscal 2003 due to increased spending on new product development activities. Our Enon acquisition accounted for 64% of this increase. R&D expenses in the Test Solutions Group were down 14% or $33,000 for Fiscal 2003 due to reduced labor to offset a decline in FY2003 revenues. R&D expenses in the VCO Products Group were down 30% or $30,000 for Fiscal 2003 compared to $99,000 for Fiscal 2002 due to soft revenues in FY2003.

      Income from operations increased to $1,410,444 in Fiscal 2003 from $455,277 in Fiscal 2002. This increase was due largely to (i) increased net sales, especially due to those from a full year of Enon operations in Fiscal 2003; and (ii) the absence of write-off of goodwill and other intangibles of $404,206 that occurred in Fiscal 2002. The Company had net income of $1,189,049 or $.27 per share-basic and share-diluted, in FY2003. This compared to net income of $453,397, or $.11 per share-basic and $.10 per share-diluted, during Fiscal 2002. The weighted average shares outstanding increased to 4,387,309 (basic) and 4,468,262 (diluted) for Fiscal 2003, as compared to 4,130,716 (basic) and 4,453,647 (diluted) for Fiscal 2002.

      The Company decreased its inventory reserves by $71,902 in FY2003 as compared to $129,693 in Fiscal 2002. In addition, the Company provided 146,500 of additional reserves in FY2003 while writing-off/devaluing $329,413 of inventory in FY2003. In addition, the Company wrote-down the inventory it acquired when it acquired Micro-Con by $94,807. These reserves and write-offs were established to enable the Company to remove obsolete inventory or to devalue slow-moving inventory as necessary. If written-off inventory is later sold or devalued inventory is later sold at a larger gross profit than presently anticipated and this results in a material impact on the Company's gross profit margin, this will be identified.

      As  discussed  above, goodwill and other  intangibles  were written  down by $404,206 during Fiscal 2002.  This  was  due  to
management's judgment that these assets were impaired.   Specific
details are listed below:

          - $25,833 was written down due to the impairment of value from a licensing agreement the Company entered into in 1996. The technology under this license is largely obsolete and the parts have largely been redesigned into much smaller packages.

          - $46,653 was written down due to the impairment of value of assets acquired when the Company acquired Vectronics Microwave Corporation in January 1999. This location has been closed and activities related to these assets have been discontinued.

          - $66,377 was written down due to the impairment of value from the discontinuance of activity related to the Company's MicroCal patent and its smart antenna testing patent. The Company is not presently forecasting further revenue or expense from these two initiatives.

          - $265,343 was written down due to the impairment of value from goodwill from the Company's acquisition of Microwave & Video Systems, Danbury, CT (?MVS") in January 1999. Most of the products in place at the time of the Company's acquisition of MVS have been redesigned and a substantial portion of new development activity occurs in the Company's Hudson, NH facility.

     At March 31, 2003 and 2002, only goodwill from the Company's acquisition of Enon, which occurred on March 26, 2002, remains on the Company's Balance Sheet. In accordance with SFAS 142, impairment testing of this goodwill was done in the fourth quarter of Fiscal 2003 and will be done annually.


     (b)  Liquidity and Capital Resources.

      On  March  31,  2003,  the Company's  working  capital  was
$6,569,753 as compared with working capital of $6,067,941 at March 31, 2002. This reflects a current ratio of 5.4 to 1 at March 31, 2003, as compared to 5.5 to 1 at March 31, 2002.

      Net cash of $1,113,142 was provided by operating activities during Fiscal 2003 as compared to $763,798 during Fiscal 2002. Net cash used by investing activities during Fiscal 2003 was $1,108,755 as compared to net cash used by investing activities of $1,685,474 during Fiscal 2002. The primary purpose of this use of cash was the purchase of Micro-Con and 50% of the Company's Enon facility during Fiscal 2003, as compared with the purchase of Enon in Fiscal 2002. Net cash provided by financing activities during Fiscal 2003 was $124,411 as compared to $1,849,009 during Fiscal 2002. This was largely due to increased debt and the issuance of shares of Common Stock to partially fund the Company's purchase of Enon in Fiscal 2002, as compared to the reduction of debt during Fiscal 2003 offset by a new mortgage on the Enon facility incurred upon the purchase of such facility at the end of Fiscal 2003.

      In accordance with loans from the Bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the Bank in the amount of $1,500,000. As of March 31, 2003, there was no outstanding balance on this line of credit.

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


Forward-looking statements

      Certain statements in this Annual Report on Form 10-KSB, contain words such as "could," "expects," "may," "anticipates," "believes," "intends," "estimates," "plans," "envisions," and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described below. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     We have restructured our Test Solutions Group to respond to industry and market conditions.

     We continue to restructure our business to realign resources and achieve desired cost savings. We have based our restructuring efforts on certain assumptions regarding the cost structure of our business and the nature, severity and duration of the industry downturn which may or may not be correct. Our restructuring efforts may not be sufficient for us to achieve profitability and meet the changes in industry and market conditions. We must be able to successfully implement our work plan and refine, expand or extend it if necessary, if we are to reduce our cost structure appropriately to respond to changing market conditions. We must also manage the potentially higher growth areas of our business, as well as the non-core areas, in order for us to achieve a return to profitability.

      While restructuring, we have made, and will continue to make, judgments as to whether we should reduce our workforce or exit, or dispose of, certain businesses. These workforce reductions may impair our ability to achieve our current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by management to limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and a return to profitability.

     We may be materially and adversely affected by reductions in spending by certain of our customers.

      The significant slowdown in capital spending by certain of our customers, coupled with existing economic and geopolitical uncertainties and the potential impact on customer demand, has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of changes in industry and market conditions, many of our customers have significantly reduced their capital spending. Our revenues and operating results in our Test Solutions and VCO
Products Group have been and may continue to be materially and adversely affected by reductions in capital spending by our customers.

     Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate.

      Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

  - our ability to successfully implement programs to stimulate sales by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their products;
  -    our  ability  to successfully complete programs on  a  timely basis,  to reduce our cost structure, including fixed  costs, to streamline our operations and to reduce product costs;
  - our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;
  -    increased price and product competition in our markets;
  - the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities and other items in our consolidated financial statements;
  - our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality products at competitive prices, the maintenance of technological leadership, the effectiveness
    of   our   internal  processes  and  organizations  and   the
    retention of qualified personnel;
  -    fluctuations in our gross margins;
  - the development, introduction and market acceptance of new technologies;
  - variations in sales channels, product costs and the mix of products sold;
  -    the size and timing of customer orders and shipments;
  -    our ability to maintain appropriate inventory levels;
  -    the impact of acquired businesses and technologies;
  - the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products;
  -    changes in legislation, regulation and/or accounting rules;
  - the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage; and
  - acts of terrorism or the outbreak of hostilities or armed conflict between countries.

       Economic conditions in the United States, Europe and globally affecting our markets, as well other trends and factors affecting our markets, are beyond our control and may result in reduced demand and pricing pressure on our products.

      There are trends and factors affecting our markets that are beyond our control and may affect our operations. Such trends and factors include:

  - adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;
  - adverse changes in our current credit condition or the credit quality of our customers and suppliers;
  -    adverse changes in the market conditions in our markets;
  -    the trend towards the sale of integrated products;
  - visibility to, and the actual size and timing of, capital expenditures by our customers;
  - inventory practices, including the timing of product and service deployment, of our customers;
  - policies of our customers regarding utilization of single or multiple vendors for the products they purchase;
  -    the   overall   trend   toward  industry  consolidation   and
    rationalization   among   our  customers,   competitors   and
    suppliers;
  -    conditions   in   the  broader  market   for   military   and
    communications products;
  -    governmental   regulation  or  intervention   affecting   our
    products; and
  -    the   effects  of  war  and  acts  of  terrorism,   such   as
    disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

      Economic conditions affecting the industry, which affect market conditions in the military and communication infrastructure industry in the United States, Europe and globally, affect our business. Reduced capital spending and/or negative economic conditions in these and/or other areas of the world have resulted in, and could continue to result in, reduced demand for or increased pricing pressures on our products.

     Our  gross margins may be negatively affected, which in turn
would   negatively  affect  our  operating  results   and   could
contribute to volatility in the market price of our Common Stock.

      Our gross margins may be negatively affected as a result of a number of factors, including:
  -    increased price competition;
  -    excess capacity or excess fixed assets;
  -    customer and contract settlements;
  -    higher product, material or labor costs;
  - increased inventory provisions or contract and customer settlement costs;
  -    warranty costs;
  -    obsolescence charges;
  - loss of cost savings on future inventory purchases as a result of high inventory levels;
  - introductions of new products and costs of entering new markets;
  -    increased levels of customer services;
  -    Changes in distribution channels; and
  -    Changes in product and geographic mix.
      Lower than expected gross margins would negatively affect our operating results and could contribute to volatility in the market price of our Common Stock.

     We may not be able to attract or retain the specialized technical and managerial personnel necessary to achieve our business objectives.

      Competition for certain key positions and specialized technical personnel in the high-technology industry remain strong, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel in a timely manner, particularly in key senior management positions and in our key areas of potential growth. An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans. We may also find it more difficult to attract or retain qualified employees because of our size. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. If we are not successful in attracting, retaining or recruiting qualified employees, including members of senior management, in the future, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

     Future cash flow fluctuations may affect our ability to fund
our   working  capital  requirements  or  achieve  our   business
objectives in a timely manner.

     Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms and supplier terms and conditions. We believe our cash on hand will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, a greater than expected slow down in capital spending by our customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

     Our business may be materially and adversely affected by increased levels of debt.

      In order to finance our business we may incur significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit and/or support facilities and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business and the operation of our business.

     Other effects of a high level of debt include the following:

  - we may have difficulty borrowing money in the future or accessing sources of funding;
  -    we  may  need  to use a large portion of our cash  flow  from
    operations   to   pay   principal   and   interest   on   our
    indebtedness,   which  would  reduce  the  amount   of   cash
    available  to  finance  our  operations  and  other  business activities;
  -    A   high  debt  level,  arduous  or  restrictive  terms   and
    conditions, or lower than expected cash flows would  make  us
    more   vulnerable   to   economic   downturns   and   adverse
    developments in our business; and
  - if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

     We have made, and may continue to make, strategic acquisitions in order to enhance our business. If we are not successful in operating or integrating these acquisitions, our business, results of operations and financial condition may be materially and adversely affected.

      In the past, we acquired companies to enhance the expansion of our business and products. We may consider selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional strengths to help fulfill our vision of our marketplace. Acquisitions involve significant risks and uncertainties.

     These risks and uncertainties include:

  - the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;
  -    the  risk  that future valuations of acquired businesses  may
    decrease   from   the  market  price  we   paid   for   these
    acquisitions;
  -    the   generation   of  insufficient  revenues   by   acquired
    businesses to offset increased operating expenses associated with these acquisitions;
  -    the  potential difficulties in completing in-process research
    and   development  projects  and  delivering   high   quality
    products to our customers;
  - the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;
  - the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;
  -    the   potential  loss  of  key  employees  of  the   acquired
    businesses;
  - the risk that acquired businesses will divert the attention of our senior management from the operation of our business; and
  - the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

      Our inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of further growth in demand for products in our marketplace, as well as on our revenues, gross margins and expenses.

     We   operate  in  highly  dynamic  and  volatile  industries
characterized   by   changing  technologies,  evolving   industry
standards, frequent new product introductions and relatively short product life cycles.

      The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of high quality, new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to operate with products of other suppliers, to address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others. The development of new, technologically advanced products, including 3G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in such development may result in expenses growing at a faster rate than revenues, particularly since the initial investment to bring a product to market may be high. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.

      The success of new or enhanced products, including 3G wireless networks, depends on a number of other factors, including the timely introduction of such products, market acceptance of new technologies and industry standards, the quality and robustness of new or enhanced products, competing product offerings, the pricing and marketing of such products and the availability of funding for such networks. Products and technologies developed by our competitors may render our products obsolete. If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry, and our sales, market share and customer relationships could be materially and adversely affected.

     We face significant competition and may not be able to increase or maintain our market share and may suffer from competitive pricing practices.

      We operate in an industry that is characterized by industry rationalization and consolidation, vigorous competition for market share and rapid technological development. Competition is heightened in periods of slow overall market growth. These factors could result in aggressive pricing practices and growing competition from niche companies, established competitors, as well as well-capitalized companies, which, in turn, could have a material adverse effect on our gross margins.

      We  expect  that  we will face additional competition  from existing competitors and from a number of companies that have entered or may enter our existing and future markets. Some of our current and potential competitors have greater marketing, technical and financial resources, including access to capital markets and/or the ability to provide customer financing in connection with the sale of products. Many of our current and potential competitors have also established, or may in the future establish, relationships with our current and potential customers. Other competitive factors include the ability to provide new technologies and products, end-to-end solutions, and new product features, as well as conformance to industry standards. Increased competition could result in price reductions, negatively affecting our operating results, reducing profit margins and potentially leading to a loss of market share.

     We may become involved in disputes regarding intellectual property rights that could materially and adversely affect our business if we do not prevail.

     Our industry is subject to uncertainty over adoption of industry standards and protection of intellectual property rights. Our success is often dependent on our proprietary technology, which we rely on patent, copyright, trademark and trade secret laws to protect. While our business is global in nature, the level of protection of our proprietary technology provided by such laws varies by country. Our issued patents may be challenged, invalidated, or circumvented, and our rights under issued patents may not provide us with competitive advantages. Patents may not be issued from pending applications, and claims in patents issued in the future may not be sufficiently broad to protect our proprietary technology. In addition, claims of intellectual property infringement or trade secret misappropriation may be asserted against us or our customers in connection with their use of our products and the outcome of any such claims are uncertain. A failure by us to react to changing industry standards, the lack of broadly-accepted industry standards, successful claims of intellectual property infringement or other intellectual property claims against us or our customers, or a failure by us to protect our proprietary technology, could have a material adverse effect on our business, results of operations and financial condition. In addition, if others infringe on our intellectual property rights, we may not be able to successfully contest such challenges.

     Declines  in  the  market  price of  our  Common  Stock  may
negatively   impact   our  ability  to  make   future   strategic
acquisitions, raise capital, issue debt or retain employees.

     The stock markets have experienced extreme price fluctuations that have affected the market price and trading volumes of many technology and telecommunications companies in particular, with potential consequential negative effects on the trading of securities of such companies. A major decline in the capital markets generally, or an adjustment in the market price or trading volumes of our Common Stock may negatively impact our ability to raise capital, issue debt, retain employees or make future strategic acquisitions. These factors, as well as general economic and political conditions, and continued negative events within the technology sector, may in turn have a material adverse effect on the market price of our Common Stock.


ITEM 7.  Financial Statements.


     This information is contained on pages F-1 through F-20 hereof.

(a) (1) Financial Statements                          Page
        --------------------                          ----

     Independent Auditors' Report                     F-1

     Independent Auditors' Report                     F-2

     Consolidated Balance Sheets, March 31,
     2003 and 2002                                    F-3 - F-4

     Consolidated Statements of Income For the
     Years Ended March 31, 2003 and 2002              F-5

     Consolidated Statements of Changes in Share-
     holders' Equity For the Years Ended March 31,
     2003 and 2002                                    F-6

     Consolidated Statements of Cash Flows For the
     Years Ended March 31, 2003 and 2002              F-7 - F-8

     Notes to Consolidated Financial Statements,
     March 31, 2003 and 2002.                         F-9 - F-27


(a) (2)  Financial Statement Schedules
         -----------------------------

     Schedule 8 - Valuation and Qualifying Accounts   S-1


ITEM 8.      Changes  In  and  Disagreements With Accountants  on
             Accounting and Financial Disclosure.

     None.


                            PART III
                            --------

      The information to be contained in Items 9-12 herein is incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2003.


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

             10.9 Asset Purchase Agreement between the Company and Microwave Concepts, Inc. and Anthony Pospishil dated December 26, 2002.

             10.10  Employment Agreement between the Company  and
             Anthony Pospishil dated January 20, 2003.

             10.11  Purchase and Sale Agreement between Harold S.
             Maddix and Donald F. Kilduff, as Trustees of Enon Nominee Trust u/d/t dated April 22, 1994 and Enon Microwave, Inc. dated as of February 28, 2003.

             10.12  Commercial Promissory Note dated March
             27,  2003  by    Enon  Microwave, Inc.  in  favor  of
             Massachusetts Development Finance Agency.

             21     List of Subsidiaries of the Company.

             23.1    Consent of Trochiano & Daszkowski, LLP dated
             June 11, 2003.

             23.2    Consent of Goldstein Golub Kessler LLP dated
             June 17, 2003.

             99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002.

             99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002.


(b)  Reports on Form 8-K.

     The  Company filed a Current Report on Form 8-K on  February
     24, 2003 to report a change in its certifying accountants.



Item 14.     Controls and Procedures.


      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. While the Company continues to implement procedures to increase the effectiveness of its internal controls, there were no significant changes in these internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


      Notwithstanding management's conclusions, the effectiveness of a system of disclosure controls and procedures is subject to certain inherent limitations, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, and fraud.





                            SIGNATURES
                            ----------


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MICRONETICS, INC.



Dated: June 10, 2003               By:/s/Richard S. Kalin
                                      --------------------------
                                      Richard S. Kalin,
                                      Chairman and President



      In accordance with the Exchange Act this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



Signature                     Title                     Date
---------                     -----                     ----


/s/Richard S. Kalin      Chairman and President      June 10, 2003
-------------------      (principal executive
Richard S. Kalin          officer)



/s/David Siegel          Director                    June 10, 2003
-------------------
David Siegel



/s/Emanuel Kramer        Director                    June 10, 2003
-------------------
Emanuel Kramer



/s/Dennis Dow            Vice President - Finance    June 10, 2003
-------------------      (principal financial and
Dennis Dow                accounting officer)




                     CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




     I, Richard S. Kalin, certify that:

              1. I have reviewed this annual report on Form 10-KSB of Micronetics, Inc.;

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

              4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date: June 10, 2003
                               /s/Richard S. Kalin
                               --------------------------------
                               Name:  Richard S. Kalin
                               Title: Chief Executive Officer
                                      (Principal Executive
                                       Officer)







                     CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002





     I, Dennis Dow, certify that:

              1. I have reviewed this annual report on Form 10-KSB of Micronetics, Inc.;

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

              4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date:   June 10, 2003
                               /s/Dennis Dow
                               ---------------------------------
                               Name:  Dennis Dow
                               Title: Vice President - Finance
                                      (Principal Financial
                                       Officer)








                   INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Shareholders
Of Micronetics, Inc.


     We have audited the accompanying consolidated balance sheet of Micronetics, Inc. and Subsidiaries as of March 31, 2003 and the related consolidated statement of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronetics, Inc. and Subsidiaries as of March 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                  /s/GOLDSTEIN GOLUB KESSLER LLP
                                  ------------------------------
                                  GOLDSTEIN GOLUB KESSLER LLP

New York, New York
April 25, 2003






                    TROCHIANO & DASZKOWSKI, LLP
                          1303 Clove Road
                      Staten Island, NY 10301



             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Micronetics, Inc.
Hudson, NH


     We have audited the accompanying consolidated balance sheet of Micronetics, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 2002 and the related consolidated statement of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronetics, Inc. and Subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                  /s/TROCHIANO & DASZKOWSKI LLP
                                  -----------------------------
                                  TROCHIANO & DASZKOWSKI LLP
Staten Island, NY
February 4, 2003




                 MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2003 AND 2002

                              ASSETS
                               ------

                                             2003         2002
                                          ---------    ----------
Current assets:
  Cash and cash equivalents             $ 2,629,212   $ 2,500,414

  Accounts receivable, net of
   allowance for doubtful accounts
   of $41,891 and $69,239 at March 31,
   2003 and 2002, respectively            1,870,442     1,579,395
  Inventories                             3,456,739     3,078,221
  Prepaid expenses                          114,076        88,202
  Deferred tax asset                              -        61,059
  Other current assets                        2,241       103,402
                                         ----------    ----------
     Total current assets                 8,072,710     7,410,693
                                         ----------    ----------
Property and Equipment:
  Furniture, fixtures and equipment       4,432,203     3,751,574
  Equipment held under capital leases       579,130       603,516
  Building and improvements               1,428,775       975,286
  Land                                      162,000       162,000
                                         ----------    ----------
                                          6,602,108     5,492,376
  Less: accumulated depreciation
   and amortization                       3,645,892     3,301,494
                                         ----------    ----------
     Total net fixed assets               2,956,216     2,190,882
                                         ----------    ----------
Other assets:
 Security deposits                              484         1,460
 Goodwill                                 1,117,197     1,117,197
                                         ----------    ----------
Total other assets                        1,117,681     1,118,657
                                         ----------    ----------
Total assets                            $12,146,607   $10,720,232
                                         ==========    ==========


   See accompanying notes to consolidated financial statements.

                MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2003 AND 2002

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

                                             2003           2002
                                           --------     ----------
Current liabilities:
  Note payable - bank, current
   portion                              $   260,006    $   230,102
  Current portion - capital leases
   payable                                   70,832         73,207
  Unearned revenue                           48,995         29,233
  Accounts payable                          345,244        507,534
  Accrued expenses and taxes, other
   than income taxes                        626,950        477,234
  Income taxes payable                      150,929         25,442
                                         ----------     ----------
     Total current liabilities            1,502,956      1,342,752
                                         ----------     ----------
Noncurrent liabilities:

  Long-term debt -- net of current
   portion                                1,489,284      1,448,825
  Capitalized lease obligations              70,392        117,520
  Notes payable - other                           -         58,466
                                         ----------     ----------
                                          1,559,676      1,624,811
                                         ----------     ----------
Total liabilities                         3,062,632      2,967,563
                                         ----------     ----------
  Common stock - $.01 par value;
   authorized - 10,000,000 shares;
   issued and outstanding - 4,434,001
   and 4,338,489 shares at March 31,
   2003 and 2002, respectively               44,340         43,385

  Additional paid - in capital            4,493,435      4,455,497
  Retained earnings                       4,546,200      3,357,150

  Less: treasury stock at cost,
   30,400 shares at March 31, 2002             -          (103,363)
                                         ----------     ----------
                                          9,083,975      7,752,669
Total liabilities and shareholders'      ----------     ----------
 equity                                 $12,146,607    $10,720,232
                                         ==========     ==========


   See accompanying notes to consolidated financial statements.


                MICRONETICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED MARCH 31, 2003 AND 2002



                                            2003            2002
                                         ----------       ---------
Net sales                               $10,676,348      $7,636,297
Cost of sales                             5,964,934       4,255,502
                                         ----------       ---------
Gross profit                              4,711,414       3,380,795
                                         ----------       ---------
Selling, general and administrative
 expenses                                 2,565,492       2,493,054
Research and development expenses           729,566         472,720
Legal fees - related party                   86,380          50,616
Rental income                               (80,468)        (76,425)
Gain on sale of asset                             -         (14,447)
                                         ----------       ---------
                                          3,300,970       2,925,518
                                         ----------       ---------
Income from operations                    1,410,444         455,277
                                         ----------       ---------
Other income (expense):
  Interest income                            67,958          33,684
  Interest expense                         (111,745)        (66,011)
  Miscellaneous (expense) income             56,095          (2,701)
                                         ----------       ---------
  Total other income (expense)               12,308         (35,028)
                                         ----------       ---------
Income before provision for income
 taxes                                    1,422,752         420,249

Provision for (benefit from) income
 taxes                                      234,804         (33,148)
                                         ----------       ---------
Net income                              $ 1,189,049      $  453,397
                                         ==========       =========
Earnings per common share:
Net income
 Basic                                         $.27            $.11
 Diluted                                       $.27            $.10

Weighted average shares outstanding:
 Basic                                    4,387,309       4,130,716
 Diluted                                  4,468,262       4,453,647


See accompanying notes to consolidated financial statements.



                     MICRONETICS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2003 AND 2002




                     Common Stock
                   -----------------    Additional
                                Par     Paid-In     Retained    Treasury
                   Shares       Value   Capital     Earnings    Stock      Total
                   ---------   -------  ----------  ----------  --------   ---------
Balance -
 March 31, 2001    4,088,317   $40,883  $3,627,406  $2,903,753            $6,572,042
                   ---------   -------  ----------  ----------  --------   ---------

Shares issued upon
  exercise of
  options             98,125       981     153,038                           154,019

Shares issued in
  connection with
  Enon merger        182,447     1,824     675,053                           676,877

Purchase of
  Common Stock       (30,400)     (303)                         (103,363)   (103,666)

Net income                                             453,397               453,397
                   ---------   -------  ----------  ----------  --------   ---------
Balance -
 March 31, 2002    4,338,489   $43,385  $4,455,497  $3,357,150 $(103,363) $7,752,669
                   ---------   -------  ----------  ----------  --------   ---------

Shares issued upon
  exercise of
  options            132,500     1,325     239,726                           241,051

Purchase of
  Common Stock       (36,988)     (370)                          (98,425)    (98,795)

Retirement of
  Treasury Stock                          (201,788)              201,788           -

Net income                                           1,189,049             1,189,049
                   ---------   -------  ----------  ----------  --------   ---------
Balance -
 March 31, 2003    4,434,001   $44,340  $4,493,435  $4,553,254  $   -     $9,083,975
                   =========   =======  ==========  ==========  ========   =========



         See accompanying notes to consolidated financial statements.


                  MICRONETICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 2003 AND 2002




                                                 2003          2002
                                               --------      --------
Cash flows from operating activities:
 Net income                                 $ 1,189,049     $ 453,397
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:

 Depreciation and amortization                  344,398       372,259
 Impairment of goodwill                               -       404,206
 Deferred tax asset                              61,059       (61,059)
 Provision for losses on accounts
   receivable                                   (27,348)       (1,299)
 Provision for losses of obsolete
   inventory                                    (71,902)       24,693
Changes in assets and liabilities:
 Increase in accounts receivable               (263,699)      (16,939)
 Increase in inventories                       (306,616)     (547,742)
 (Increase) decrease in prepaid
       expenses and other current assets         75,287       (57,255)
 Increase (decrease) in accounts payable       (162,291)       25,239
 Increase in accrued expenses and
      taxes, other than income taxes            149,716       169,331
 Increase (decrease) in income taxes
      payable                                   125,487        (1,033)
                                              ---------     ---------
Net cash provided by operating
 activities                                   1,113,142       763,798
                                              ---------     ---------
Cash flows from investing activities:
 Purchase of property and equipment          (1,109,731)   (1,854,804)
 Disposal of fixed assets                             -       169,830
 Proceeds from security deposits                    976          (500)
                                              ---------     ---------
Net cash (used for) investing
  activities                                 (1,108,755)   (1,685,474)
                                              ---------     ---------



     See accompanying notes to consolidated financial statements.


                  MICRONETICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
                             (continued)

                                                2003           2002
                                             ---------      ---------
Cash flows from financing activities:
 Repayment of bank loans                   $ (282,387)     $  (25,838)
 Proceeds from new bank loan                  352,750       1,000,000
 Net proceeds from stock options
      exercised                                37,938         153,038
 Net proceeds from issuance of
      shares in merger                              -         675,053
 Principal proceeds
      on capital lease obligations            (49,504)         59,918
 Other notes/unearned revenue                 (38,704)         87,699
 Purchase of common stock                         955             981
 Shares issued - Enon Merger                        -           1,824
 Shares issued to treasury stock                    -            (303)

   Less: (purchase) retirement of
      treasury stock                          103,363        (103,363)
                                            ---------       ---------
Net cash provided by financing
      activities                              124,411       1,849,009
                                            ---------       ---------
Net increase in cash and
      cash equivalents                        128,798         927,333

Cash and cash equivalents,
      beginning of year                     2,500,414       1,573,081
                                            ---------       ---------
Cash and cash equivalents,
      end of year                          $2,629,212      $2,500,414
                                            =========       =========
Supplemental Disclosure of Cash Flow
 Information:

Cash paid during the years for:

 Interest                                  $  109,614      $   62,456
 Income taxes                              $   10,000      $   45,000




    See accompanying notes to consolidated financial statements.



1--PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Micronetics, Inc. and Subsidiaries (collectively the "Company") are engaged in the design, development, manufacturing and marketing of a broad range of high performance wireless components and test equipment used in cellular, microwave, satellite, radar and communication systems around the world.

The consolidated financial statements include the accounts of Micronetics, Inc. and its wholly owned subsidiaries, Microwave & Video Systems, Inc., Enon Microwave, Inc. and Microwave Concepts, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The Company generates its revenues from the sale of products, technology development and licensing. The Company sells its products through a direct sales force and sales representatives. The Company's products are generally hardware and occasionally bundled hardware and software that are delivered together to original equipment manufacturers (OEMs) of a variety of telecommunications and networking products that are considered end users.

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

At this time, Micronetics does not offer a right to return any Micronetics product (other than for warranty obligations), has no post-shipment obligations, has no policy of awarding credits or discounts and currently offers no price protection or similar privileges. Unless purchasers acquire an extended warranty, which is a new program, Micronetics offers a one year warranty policy and establishes a warranty reserve. Micronetics charges to expense when incurred any warranty costs not covered by the reserve. In order to return a product, Micronetics requires a customer to obtain a Return Material Authorization. This policy is the same for each of Micronetics' three segments (Defense Electronics Group, Test Solutions Group and VCO Products Group).

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Depreciation of property, plant and equipment ("PPE") is computed by both straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their expected useful lives.

The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

Research  and development costs are charged to expense in  the  year incurred. The amounts expended for the years ended March 31, 2003 and 2002 were approximately $729,566 and $472,720, respectively.

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Basic and diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

The Company measures employee stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by SFAS No. 123, Accounting for Stock-Based Compensation.

Pro forma information regarding net income (loss) and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2003 and 2002: risk-free interest rates 5.42% and 4.66%, respectively; no dividend yield; volatility factors of the expected market price of the Company's common stock of 60% and 60%, respectively, and expected lives of the options were estimated at approximately one and one half years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.


Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:



March 31,                                        2003       2002
----------------------------------------------------------------
                          (in thousands)

Net income (loss) - as reported                $1,196       $453
----------------------------------------------------------------

Net income (loss) - pro forma                  $1,105       $118
================================================================

Basic income (loss) per share - as reported       .27        .11
----------------------------------------------------------------

Basic income (loss) per share - pro forma         .25        .03
----------------------------------------------------------------

Diluted income (loss) per share - as reported     .27        .10
----------------------------------------------------------------

Diluted income (loss) per share - pro forma       .25        .03
----------------------------------------------------------------





2--INVENTORIES

Inventories consist of the following:


                                     March 31,      March 31,
                                       2003           2002
                                     ---------      ---------
          Raw materials and
            work-in-process         $2,795,616     $2,714,953

          Finished goods               718,914        492,961
                                     ---------      ---------
                                     3,514,530      3,207,914
          Less: allowance for
            obsolescence               (57,791)      (129,693)
                                     ---------      ---------
                                    $3,456,739     $3,078,221
                                     =========      =========


3--ACQUISITIONS

On January 20, 2003 the Company acquired substantially all of the assets of Microwave Concepts, Inc., ("Micro-Con") New Jersey Corporation. In accordance with Statement of Financial Accounting Standards #141 ("SFAS 141"), Business Combinations, this acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The results of operations have been included from the date of acquisition through March 31, 2003.

The aggregate purchase price was $541,069, which was comprised entirely of liabilities assumed.


Following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Micro-Con at the January 20, 2003 acquisition date:


      Accounts receivable,
       net of allowance for doubtful
       accounts of $3,840                      $ 72,969
      Inventory                                 168,441
      Plant and equipment                       288,176
      Prepaid expenses                           11,483
      Accounts payable                         (379,392)
      Accrued expenses                          (28,928)
      Long-term debt                           (132,749)


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

Following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Enon at the March 26, 2002 acquisition date:

      Cash                                     $  216,169
      Accounts receivable,
       net of allowance for doubtful
       accounts of $16,386                        164,470
      Inventories, net of reserve for
       obsolescence of $112,628                   781,351
      Prepaid expenses                              6,724
      Deferred tax asset                           58,292
      PPE                                         203,326
      Goodwill                                  1,117,197
      Notes payable                              (384,501)
      Accounts payable                           (237,813)
      Accrued expenses and taxes                  (50,495)
                                                ---------
      Net assets acquired                      $1,874,720
                                                ---------

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


4--LONG-TERM DEBT

The following table summarizes the Company's long-term debt:

                                     March 31,      March 31,
                                       2003           2002
                                     ---------      ---------
Notes
 Prime plus 1% note due
  February 2006 (a)                 $  360,001     $  378,943
 6.763% note due March 2016 (a)        286,539        299,983
 6.25% note due March 2007 (a)         750,000      1,000,000
 6.5% promissory note due March
  2005 (b)                                -            87,699
 6.5% note due March 2013 (c)          352,750           -
Capital lease obligations (d)          141,224        190,728
                                     ---------      ---------
Total                               $1,890,514     $1,957,353
Less current maturities               (330,838)      (332,542)
                                     ---------      ---------
Total long-term debt                $1,559,676     $1,624,811
                                     =========      =========

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

(b) In March 2002, the Company issued a note for $87,699 in connection with its acquisition of Enon Microwave, Inc. The note accrued interest at 6.5% per annum and was fully repaid during Fiscal 2003.

(c) In March 2003, in connection with the purchase of a commercial condominium housing a portion of the Company's Enon Division, the Company issued a note for $352,750. The note bears interest at 6.5% per annum, is due in equal monthly installments until March 2013 when the balance is due.

(d) Obligations Under Capital Leases:

Leases are reflected at their present value based upon an imputed interest rate of 9% per annum.

The assets are depreciated over their estimated productive lives. For the years ended March 31, 2003 and 2002, depreciation of assets under capital leases is included in depreciation expense.

As of March 31, 2003 and 2002, property held under capital leases were as follows:

                                     March 31,      March 31,
                                       2003           2002
                                     --------       --------
 Machinery and equipment            $579,130        $603,516

 Less:  accumulated depreciation     383,967         362,420
                                     -------         -------
                                    $195,163        $241,096
                                     =======         =======

Annual maturities of long term debt, including capital leases, due in the next five years will approximate $332,542 (2003), $319,357
(2004),  $289,168  (2005),  $262,338  (2006),  $248,051  (2007)  and
$505,897 thereafter.

(e) The Company has been extended a $1,500,000 line of credit from a bank that it has not exercised. It was issued on March 25, 2002 and matures on August 31, 2002 with a rate of .5% above the bank index.


5--PROPERTY, PLANT AND EQUIPMENT:

PPE, at cost, consists of:

                                    March 31,
                              --------------------   Estimated
                                  2003     2002      Useful Life
-----------------------------------------------------------------

Land                         $  162,000 $  162,000         -
Buildings                     1,428,775    975,286 20 to 40 years
Machinery and equipment       5,119,537  4,228,097   5 to 7 years
Furniture and fixtures          126,993    126,993        7 years
-----------------------------------------------------------------
                              6,837,305  5,492,376

Less accumulated depreciation 3,881,090  3,301,494
-----------------------------------------------------------------

                             $2,956,215 $2,190,882
=================================================================

PPE includes amounts acquired under capital leases of approximately $579,130 at March 31, 2003 with related accumulated depreciation of approximately $383,967.


6--INCOME TAXES

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

The Company's deferred tax asset as of March 31, 2002 relates entirely to its net operating loss carry-forwards and tax credits. At March 31, 2002, the Company had tax credit carryovers of approximately $96,000 for Federal tax purposes.

The Company had no net operating loss carryforwards or tax credit carryforwards remaining at March 31, 2003.


The following sets forth the provision for income taxes:

                                             March 31,
                                     ------------------------
                                        2003           2002
                                     ---------      ---------
Federal tax on income                 $130,129       $ 79,222
State tax provided for                  70,522         18,388
Stock option compensation (a)          (26,906)       (69,699)
Deferred tax benefit                         -              -
Business tax credits available
 for carryforward                            -        (61,059)
                                       -------        -------
Provision for (benefit from) income
 taxes                                $173,745       $(33,148)
                                       =======        =======

(a) With the exercise of options during the fiscal years ended March 31, 2003 and 2002, respectively, the Company derived a permanent difference for tax purposes of approximately $79,134 and $192,196 for the years ended March 31, 2003 and 2002, respectively.


The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:


                                             March 31,
                                     ------------------------
                                        2003           2002
                                     ---------      ---------

Taxes computed at the federal
 statutory rate                       $483,736       $142,885
State taxes                             70,522         18,288
Permanent differences                  (26,906)       (69,699)
Utilization of net operating loss
 carryforwards and tax credits        (353,607)      (124,622)
                                       -------        -------
                                      $173,745       $(33,148)
                                       =======        =======


7--COMMITMENTS

Leases:

Rent expense including real estate taxes, for the year ended March 31, 2003 was $210,015.

Agreements:

The Company has entered into an employment agreement with a key employee terminating March 31, 2006, which provides for a base salary of $150,000 per annum, plus three percent of the Company's pre-tax profits up to the level reported in the prior fiscal year and five percent of any such profits in excess of such amount.

Enon entered into an employment agreement with a key employee with a base salary of $110,000 per annum terminating March 26, 2004. It also provides for additional incentive compensation based on meeting certain preestablished criteria.

Micro-Con entered into a three year employment agreement with a key employee with a base salary of $110,000 per annum terminating January 20, 2006. It also provides for additional incentive compensation based on meeting certain preestablished criteria.


8--MAJOR CUSTOMERS

Approximately 12.6% of the Company's net sales for Fiscal 2003 were to its top two non-governmental customers and 13.5% of such revenues were directly to U.S. governmental agencies.


9--CAPITAL STOCK, OPTIONS AND WARRANTS

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

During the year ended March 31, 2003, the Company agreed to grant three year warrants to purchase 50,000 shares of Common Stock to an entity exercisable at $3.00 per share.

The following tables summarize the activity in options under the 1994 and 1996 Stock Option Plans:

1994 Stock Option Plan:                 Shares       Price Range
----------------------                  -------     -------------

Outstanding at March 31, 2001            89,000     $1.41 - $8.63
                                        -------     -------------
Exercisable at March 31, 2001            29,250     $1.50 - $8.63
                                        -------     -------------
Granted                                       0     $     -
Exercised                                   875            $1.625
Expired or Cancelled                     15,000     $       2.125
                                        -------     -------------
Outstanding at March 31, 2002            73,125     $1.41 - $8.63
                                        -------     -------------
Exercisable at March 31, 2002            31,625     $1.41 - $8.63
                                        -------     -------------
Granted                                  19,000     $2.96 - $3.85
Exercised                                10,375     $1.62 - $1.78
Expired or Cancelled                      1,250     $1.65
Outstanding at March 31, 2003            80,500     $1.41 - $8.63
Exercisable at March 31, 2003            55,875     $1.41 - $8.63


1996 Stock Option Plan:
----------------------

Outstanding at March 31, 2001           324,810     $1.41 -$11.00
                                        -------     -------------
Exercisable at March 31, 2001            63,600     $1.50 -$11.00
                                        -------     -------------
Granted                                 134,500     $3.50 - $4.37
Exercised                                22,250     $1.50 - $2.00
Expired or Cancelled                          0     $     -
                                        -------     -------------
Outstanding at March 31, 2002           437,060     $1.32 -$11.00
                                        -------     -------------
Exercisable at March 31, 2002           140,715     $1.32 -$11.00
                                        -------     -------------
Granted                                 245,500     $2.20 - $4.07
Exercised                                38,125     $1.41 - $2.71
Expired or Cancelled                    121,500
Adjustment                               (5,000)
Outstanding at March 31, 2003           517,935     $1.32 -$11.00
Exercisable at March 31, 2003           159,455     $1.32 -$11.00


The following sets forth information concerning other outstanding options to purchase Common Stock:


Other Options:                          Shares       Price Range
-------------                           -------     -------------

Outstanding at March 31, 2001           232,500     $1.32 - $8.63
                                        -------     -------------
Exercisable at March 31, 2001           168,125     $1.32 - $2.31
                                        -------     -------------
Granted                                  69,000     $4.25 - $4.37
Exercised                                75,000     $1.50 - $2.00
Outstanding at March 31, 2002           226,500     $1.32 - $8.63
                                        -------     -------------
Exercisable at March 31, 2002           157,500     $1.32 - $8.63
                                        -------     -------------
Granted                                  92,500     $2.20 - $3.85
Exercised                                49,000     $1.62 - $2.31
Adjustment                                5,000
Outstanding at March 31, 2003           275,000     $1.32 -$11.00
Exercisable at March 31, 2003           230,000     $1.32 -$11.00



10--PREFERRED STOCK

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



11--INTANGIBLES AND GOODWILL

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

In connection with its acquisition of Enon, the Company recorded goodwill in the amount of $1,117,197 during Fiscal 2002.


12--RELATED PARTY TRANSACTIONS

Related party legal fees of $86,380 and $50,616 for Fiscal 2003 and Fiscal 2002, respectively, were to a firm of which a member is an officer and significant shareholder of the Company. In addition, the Company also reimbursed this officer and shareholder for $24,000 of rent during each year which is included in rent expense on the accompanying financial statements.


13--Industry Segment Information

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




The tables below present information for Fiscal 2003 and 2002:

Fiscal year ended March 31, 2003 (in thousands):


                     Defense       Test       VCO
                     Electronics   Solutions  Products  Corporate  Total
                     -----------   ---------  --------- ---------  -----

Net sales               7,924        1,869        883         0   10,676
Interest income            31            0          0        37       68
Interest expense            2            0          0       110      112
Depreciation and
 amortization             224          108         16         5      353
Pre-tax income          1,326           56         35         5    1,422
Assets                  8,864        1,871        435      1060   12,230


Fiscal year ended March 31, 2002 (in thousands):


                    Defense       Test       VCO
                  Electronics   Solutions   Products   Corporate   Total
                  -----------   ---------   --------   ---------   -----

Net sales              $4,367      $2,304      $965         -    $ 7,636
Interest income            14          -          -      $ 20         34
Interest expense            4          -          -        62         66
Depreciation and
 amortization             234         104         8        26        372
Pre-tax income
 (loss)                   503           4       (54)        -        453
Assets                  6,736       2,942       192       850     10,720



Export sales accounted for 24.1% and 19% of the Company's sales in Fiscal 2003 and 2002, respectively. Export sales by geographical area are shown below:



                          Fiscal year ended    Fiscal year ended
(In thousands)              March 31, 2003       March 31, 2002
-------------             -----------------    -----------------

Americas                       $  360               $  277
Europe                          1,980                1,005
Asia                              161                  173
Rest of world                      75                   37
                                -----                -----
                               $2,576               $1,492



14--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In connection with the adoption of SFAS 142, Micronetics assessed goodwill for impairment and determined there was no impairment. In addition, it completed its annual impairment test in the fourth quarter and found no impairment. In addition, in the fourth quarter of each fiscal an impairment test will be conducted. All impairment of goodwill will be charged to operations.

Micronetics operates in three operating segments which are also the reportable segments as defined in SFAS 131. Within the Defense Electronics Group operating segment, Micronetics identified three components as reporting units as defined under SFAS 142, Control Components Group, Enon and MVS. Micronetics determined the carrying value of each reporting unit by assigning assets and liabilities to each group, including the existing goodwill and intangible assets, if any (solely due to Enon which is in the Defense Electronics Group) to those reporting units as of March 31, 2003.

In August 2001, the FASB issued Statement No. 143, Accounting For Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted Statement No. 143 effective April 1, 2002. It did not have a material effect on the Company's financial position or results of operations during Fiscal 2003.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. Statement No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the statement of operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of Statement No. 144 effective April 1, 2002. It did not have a material effect on the Company's financial position or results of operations during Fiscal 2003.




                            MICRONETICS, INC.
              SCHEDULE 8 - VALUATION AND QUALIFYING ACCOUNTS






                Balance     Charged   Charged
                at          to Costs  to                      Balance
                Beginning   and       Other                   at End
Description     of Period   Expenses  Accounts  Deductions    of Period
-----------     ---------  ---------- --------  ------------- ---------

Reserve for
 Bad Debts       $69,239   $15,608        -     $42,956(a)      $41,891
                ========   ========== ========  ============= =========

Reserve for
 Obsolete
 Inventory      $129,693  $257,511(c)     -    $329,413(b)(d)   $57,791
                ========   ========== ========  ============= =========



(a)   Write-off of accounts receivable against reserve.

(b)   Write-off of inventory against reserve.

(c)   Includes $111,011 established upon acquisition of Micro-Con.

(d) Includes $94,807 adjustments to Micro-Con opening inventory upon acquisition.









                                   S-1






                         EXHIBIT INDEX
                         -------------


  10.9 Asset Purchase Agreement between the Company and Microwave Concepts, Inc. and Anthony Pospishil dated December 26, 2002.

  10.10   Employment  Agreement between the Company  and  Anthony
          Pospishil dated January 20, 2003.

  10.11   Purchase and Sale Agreement between
          Harold S. Maddix and Donald F. Kilduff, as Trustees of Enon Nominee Trust u/d/t dated April 22, 1994 and Enon Microwave, Inc. dated as of February 28, 2003.

  10.12   Commercial Promissory Note dated March
          27, 2003 by Enon Microwave, Inc. in favor of Massachusetts Development Finance Agency.

  21      List of Subsidiaries of the Company.

  23.1    Consent of Trochiano & Daszkowski LLP dated
          June 11, 2003

  23.2    Consent of Goldstein Golub Kessler LLP dated
          June 17, 2003.

  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





                               -62-