Form 10QSB
period 2003-06-30
MICRONETICS  INC
filed 2003-08-05
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                               OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------.

Commission file number 0-17966
                       -------

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

4,482,766 shares of common stock, par value $.01 per share as of June 30, 2003.



                       MICRONETICS, INC.


                             INDEX

                                                        Page No.
                                                        --------

Part I.  Financial Information:


     Item 1.   Financial Statements.


               Consolidated Condensed Balance
               Sheets - June 30, 2003 and March             3-4
               31, 2003


               Consolidated Condensed Statements
               of Operations - Three Months Ended
               June 30, 2003 and June 30, 2002                5


               Consolidated Condensed Statement             6-7
               of Cash Flows - Three Months Ended
               June 30, 2003 and June 30, 2002


               Notes to Consolidated Condensed                8
               Financial Statements


     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                       9-10


     Item 3.   Controls and Procedures                       11


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.             12


Signature                                                    13


Certifications                                               14




                 PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

                MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)
                              Assets


                                        June 30,       March 31,
                                          2003            2003
                                       ----------      ----------

CURRENT ASSETS:
 Cash                                 $ 2,367,586     $ 2,629,212

Trade accounts receivable
 (net of allowance for
  doubtful accounts)                    1,779,859       1,870,442

Inventories (note 2)                    3,626,484       3,456,739

Prepaid expenses                          206,394         114,076

Other current assets                        1,079           2,241
                                       ----------      ----------
TOTAL CURRENT ASSETS                    7,981,402       8,072,710
                                       ----------      ----------
FIXED ASSETS

Land                                      162,000         162,000
Building & improvements                 1,442,415       1,428,775
Furniture, fixtures, and
 equipment                              4,564,863       4,432,203
Capitalized leases                        579,130         579,130
                                       ----------      ----------
 Gross fixed assets                     6,748,408       6,602,108
 Accumulated depreciation               3,733,750       3,645,892
                                       ----------      ----------
TOTAL (NET) FIXED ASSETS                3,014,658       2,956,216

OTHER ASSETS

Deposits                                    5,335             484
Goodwill                                1,117,197       1,117,197
                                       ----------      ----------
TOTAL OTHER ASSETS                      1,122,532       1,117,681
                                       ----------      ----------
TOTAL ASSETS                          $12,118,592     $12,146,607
                                       ==========      ==========


See   accompanying  notes  to  consolidated  condensed  financial statements.

                MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)
               Liabilities and Shareholders' Equity



                                       June 30,        March 31,
                                         2003            2003
                                      ----------       ----------
CURRENT LIABILITIES:

 Short-term loans and capitalized
  leases                              $  325,440       $  330,838

 Accounts payable                        401,320          345,244

 Accrued expenses and taxes, other
  than income taxes                      677,117          675,945

 Income taxes payable                     39,898          150,929
                                      ----------       ----------
TOTAL CURRENT LIABILITIES              1,443,775        1,502,956
                                      ----------       ----------
NONCURRENT LIABILITIES

 Notes payable                         1,127,308        1,489,284

 Capitalized lease obligations            57,122           70,392
                                      ----------       ----------
TOTAL NONCURRENT LIABILITIES           1,184,430        1,559,676
                                      ----------       ----------
TOTAL LIABILITIES                      2,628,205        3,062,632
                                      ----------       ----------
SHAREHOLDERS' EQUITY:

 Common stock                             44,834           44,340
 Additional paid - in capital          4,587,516        4,493,435
 Retained earnings                     4,860,931        4,546,200
 Less: Treasury stock at cost,
 360 shares at June 30, 2003
 and 0 shares at March 31, 2003           (2,894)               -
                                      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY             9,490,387        9,083,975
                                      ----------       ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $12,118,592      $12,146,607
                                      ==========       ==========


See   accompanying  notes  to  consolidated  condensed  financial statements.



                 MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)





                                     Three Months Ended June 30,
                                        2003            2002
                                      ----------     ----------

Operating revenues                    $3,025,895     $2,341,649

Cost of operations                     1,762,255      1,277,906
                                       ---------      ---------
Gross profit                           1,263,640      1,063,743

Selling, general and
 administrative expenses                 701,823        598,450

Research & development expense           193,955        154,882
                                       ---------      ---------
Operating income                         367,862        310,411

Other income (expense):
 Interest income                          15,839         11,158
 Interest (expense)                      (22,612)       (30,856)
 Other income (expense)                    9,183          6,123
                                       ---------      ---------
        Total other income (expense)       2,410        (13,575)
                                       ---------      ---------
Income before provision
 for income taxes                        370,272        296,836

Provision for income taxes                55,541         29,684
                                       ---------      ---------
Net income                               314,731        267,152
                                       =========      =========
Net income per share                  $     0.07     $     0.06
                                       =========      =========
Diluted weighted average number
 of shares outstanding                 4,505,380      4,450,282
                                       =========      =========



See accompanying notes to consolidated condensed financial statements.


                MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                      Three Months Ended June 30,
                                           2003        2002
                                         --------    --------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from operating
 activities:

Net income                                314,731    $267,152

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization              87,857      81,430

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable, inventories, prepaid
  expenses and other current assets      (170,318)   (112,390)

(Increase) decrease in security
 deposits and other assets                 (4,851)          -

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                              (59,181)   (160,634)
                                          -------     -------
Net cash provided
 by operating activities                  168,238    $ 75,558
                                          -------     -------


See accompanying notes to consolidated condensed financial statements.



                MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                           (UNAUDITED)




                                    Three Months Ended June 30,
                                       2003            2002
                                     ---------      ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:

Cash flows from investing
 activities:
  (Additions) to fixed assets       $ (146,300)     $ (149,162)
                                     ---------       ---------
Net cash provided by (used for)
 investing activities               $ (146,300)     $ (149,162)
                                     ---------       ---------
Cash flows from financing
 activities:
  (Repayments) increase of debt
    and capitalized leases            (375,245)        (73,642)
 Proceeds from stock options
   exercised                            94,575          62,265
 Purchase of treasury stock             (2,894)        (35,656)
                                     ---------       ---------
Net cash provided by (used for)
 financing activities               $ (283,564)     $  (47,033)
                                     ---------       ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                $ (261,626)     $ (120,637)

Cash and cash equivalents, at
 beginning of year                   2,629,212       2,500,414
                                     ---------       ---------
CASH AND CASH EQUIVALENTS, AT
END OF QUARTER                      $2,367,586      $2,379,777
                                     =========       =========

See accompanying notes to consolidated condensed financial statements.



               MICRONETICS, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   In   the   opinion   of  the   Company,   the
          accompanying   unaudited  consolidated   con-
          densed   financial  statements  contain   all
          adjustments   (consisting  of   only   normal
          recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of June 30, 2003 and 2002, the results of operations for the three month periods ended
          June 30, 2003 and 2002 and cash flows for the three month periods ended June 30, 2003 and 2002.

          While   the   Company   believes   that   the
          disclosures  presented are adequate  to  make
          the   information  not  misleading,   it   is
          suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-
          KSB for its fiscal year ended March 31, 2003.

          The results of operations for the three month
          period   ended   June  30,   2003   are   not
          necessarily indicative of the results of the full year.

Note 2.   Inventories are summarized below:


                                  June 30, 2003   March 31, 2003
                                  -------------   --------------
Raw materials and
 work-in-process                    $3,238,538      $2,795,616
Finished goods                         496,295         718,914
                                     ---------       ---------
                                    $ (108,349)     $  (57,791)
Less: allowance for obsolescence     ---------       ---------

                   Total            $3,626,484      $3,456,739
                                     =========       =========



Item 2.   Management's  Discussion  and  Analysis  or   Plan   of
          Operation.


Results of Operations


Operating  revenues for Q1 FY04 were $3,025,895  as  compared  to operating revenues of $2,341,649 for Q1 FY03, an increase of $684,246 or 29.2%. A decrease of $104,750 in our Test Solutions Group was offset by increased revenues of $727,175 in our Defense Electronics Group. 17% of this increase was due to the inclusion of revenues from our recent acquisition of Microwave Concepts, Inc. ("MicroCon"). Total revenues for Q1 FY04 without inclusion of revenues from MicroCon would have been $2,900,575 or 23.8% higher than the same quarter last year. Revenues for the Test Solutions Group declined primarily due to soft sales in the telecommunications industry. Revenues for the VCO Products Group were up 52.2% over Q1 of FY03.

Gross profit margin company-wide was 41.8% for Q1 FY04 as compared to 45.4% for Q1 FY03. Gross profit margin in the Defense Electronics Group during the quarter decreased to 40.4% from 46.3% last year. Gross profit margin in the Test Solutions Group increased to 33.7% from 31% last year due to cost reductions due to product mix. Gross profit margin in the VCO Products Group decreased to 43.3% from 45.5% last year due to establishing inventory reserves due to some inventory obsolescence.

Research and development ("R&D") expenses declined to 6.4% of revenues in Q1 FY04 compared to 6.6% of revenues in the same quarter last year. R&D expenses in the Defense Electronics Group were up $46,118 during the quarter compared to $89,225 for the same quarter last year due to the addition of MicroCon and other new product development activities. R&D expenses in the Test Solutions Group decreased $26,165 or 66% compared to $39,839 for the same period last year. R&D expenses in the VCO Products Group were up $9,661 or 73% compared to $13,149 for the same period last year due to increased development activities.

Selling, general and administrative ("SG&A") expenses as a percent of revenues were 23.2% for the current period as compared to 25.6% of revenues in the corresponding period last year.
These expenses grew 17% compared to the same period last year. The majority of this growth came from the addition of MicroCon to our Defense Electronics Group. Expenses in the Defense Electronics Group for Q1 FY04 were up $85,259 or 21% compared to the same quarter last year. SG&A expenses in the Test Solutions Group increased $10,064 or 12% compared to the same period last year. SG&A expenses in the VCO Products Group decreased $4,616 or 7% compared to the same period last year due to reductions in marketing expense during the quarter.

Net income for Q1 FY04 was $314,731, or $.07 per share, compared to $267,152, or $.06 per share during Q1 FY03. Most of this increase was due to operating income growth in the Defense Electronics and VCO Products Groups, offset by lower operating income from the Test Solutions Group.


Financial Condition

The Company's working capital at June 30, 2003 was $6,537,627, as compared to $6,569,754, the working capital at March 31, 2003.
The  Company's current ratio was approximately 5.5 to 1  at  June
30, 2003; it was approximately 5.4 to 1 at March 31, 2003.

Net cash of $168,238 was provided by operating activities during the three months ended June 30, 2003 as compared to $75,558 that was provided by operating activities during the year earlier period. This was primarily due to increased profit, increased inventory and increased reduction of payables in the current period. Net cash used by investing activities during the three months ended June 30, 2003 was $146,300 as compared to $149,162 during the year earlier period. This was due to the purchase of new equipment during the both periods. Net cash used by financing activities during the three months ended June 30, 2003 was $283,564 as compared to $47,033 during the year earlier period. This was largely due to increased debt reduction during the current period. As a result of these activities, the Company's cash position decreased $261,626 during the current three months as compared to a decrease of $120,637 in the year ago period.

In accordance with loans from a bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the bank in the amount of $1,500,000. As of June 30, 2003, there was no outstanding balance on this line of credit.

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

     (b)  Reports on Form 8-K.


      On June 12, 2003, the registrant filed a Current Report  on
Form 8-K to disclose the issuance of a press release announcing its results of operations for its fiscal year ended March 31, 2003.

                           SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS, INC.
                                   (Registrant)



Dated:  July 28, 2003              By:/s/Richard S. Kalin
                                      ---------------------------
                                      Richard S. Kalin,
                                      President (Principal
                                      Executive Officer)





                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




     I, Richard S. Kalin, certify that:

           1.   I have reviewed this quarterly report on Form 10-
QSB of Micronetics, Inc.;

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



Date: July 28, 2003
                              /s/Richard S. Kalin
                              -----------------------------------
                              Name:  Richard S. Kalin
                              Title: Chief Executive Officer
                                     (Principal Executive Officer)




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


Date: July 28, 2003


                              /s/Dennis Dow
                              -----------------------------------
                              Name:  Dennis Dow
                              Title: Vice President-Finance
                                     (Principal Financial Officer)