Form 10QSB
period 2003-09-30
MICRONETICS  INC
filed 2003-11-14
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB



[X]    QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF   THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

                               OR

[ ]   TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF   THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to               .
                               ------------    --------------

Commission file number: 0-17966
                        -------

                        MICRONETICS, INC.
----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

          Delaware                       22-2063614
-------------------------------         ------------------------
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

              26 Hampshire Drive, Hudson NH  03051
----------------------------------------------------------------
            (Address of principal executive offices)

                         (603) 883-2900
----------------------------------------------------------------
                  (Issuer's telephone number)

----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      As of November 11, 2003, there were 4,549,901 shares of common stock, par value $.01 per share outstanding.







                       MICRONETICS, INC.



                             INDEX


                                                        Page No.
                                                        -------

Part I.  Financial Information:

     Item 1.   Financial Statements.

               Consolidated Condensed Balance
               Sheets - September 30, 2003 and March
               31, 2003                                     3-4

               Consolidated Condensed Statements
               of Operations - Three and Six Months
               Ended September 30, 2003 and 2002            5-6

               Consolidated Condensed Statements
               of Cash Flows - Six Months Ended
               September 30, 2003 and 2002                  7-8

               Notes to Consolidated Condensed
               Financial Statements                        9-14


     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                      15-17


               Item 3.   Controls and Procedures
               17-18


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.             19


     Signature                                               20





                 PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

                    MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                              Assets
                                      September 30,     March 31,
                                          2003            2003
                                       (Unaudited)       Audited
                                      ------------     ----------
CURRENT ASSETS:
Cash and cash equivalents             $ 1,786,171     $ 1,191,022
Marketable securities                     896,011       1,438,190
Accounts receivable (net of
 allowance for doubtful accounts
 of $66,642 and $41,891 at September
 30, 2003 and March 31, 2003,
 respectively)                          1,928,364       1,870,442

Inventories                             3,572,652       3,456,739

Prepaid expenses                          269,283         114,076

Other current assets                            -           2,241
                                       ----------      ----------
TOTAL CURRENT ASSETS                    8,452,481       8,072,710
                                       ==========      ==========
PROPERTY AND EQUIPMENT
Land                                      162,000         162,000
Building & improvements                 1,449,331       1,428,775
Furniture, fixtures, and equipment      5,057,794       4,432,203
Equipment held under capital leases       225,488         579,130
                                       ----------      ----------
Gross fixed assets                      6,894,613       6,602,108
Less: Accumulated depreciation          3,838,383       3,645,892
                                       ----------      ----------
NET PROPERTY AND EQUIPMENT              3,056,230       2,956,216
                                       ----------      ----------
OTHER ASSETS
Security deposits                           5,662             484
Goodwill                                1,117,197       1,117,197

TOTAL OTHER ASSETS                      1,122,859       1,117,681
                                       ----------      ----------
TOTAL ASSETS                          $12,631,570     $12,146,607
                                       ==========      ==========

See accompanying notes to consolidated condensed financial statements.


                    MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    Liabilities and Shareholders' Equity

                                     September 30,     March 31,
                                         2003             2003
                                      (Unaudited)       Audited
                                     -------------     ---------
CURRENT LIABILITIES:
 Short-term loans and capitalized
  leases                             $   314,193     $   330,838

 Accounts payable                        378,088         345,244

 Accrued expenses and taxes, other
  than income taxes                      783,879         675,945

 Income taxes payable                     97,272         150,929
                                      ----------      ----------
TOTAL CURRENT LIABILITIES              1,573,432       1,502,956

NONCURRENT LIABILITIES:
 Notes payable                         1,067,356       1,489,284

 Capitalized lease obligations            49,707          70,392
                                      ----------      ----------
TOTAL LONG-TERM DEBT                   1,117,063       1,559,676
                                      ----------      ----------
TOTAL LIABILITIES                      2,690,495       3,062,632
                                      ----------      ----------
SHAREHOLDERS' EQUITY:
 Preferred stock - $.10 par value,
  Authorized 500,000 shares; Issued
  - none at September 30,
  2003 and March 31, 2003                      -               -
 Common stock - $.01 par value,
  Authorized 10,000,000 shares; Issued
  4,527,026 shares at September
  30, 2003 and 4,434,001 shares
  at March 31, 2003                       45,270          44,340
 Additional paid - in capital          4,664,422       4,493,435
 Retained earnings                     5,231,383       4,546,200
                                      ----------      ----------
TOTAL SHAREHOLDERS' EQUITY             9,941,075       9,083,975
                                      ----------      ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $12,631,570     $12,146,607
                                      ==========      ==========


See accompanying notes to consolidated condensed financial statements.

                     MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                        Three Months Ended
                                            September 30,
                                        2003            2002
                                     ----------      ----------
Net sales                            $3,328,860      $2,654,262

Cost of sales                         1,904,380       1,480,637
                                      ---------       ---------
Gross profit                          1,424,480       1,173,625

Selling, general and
 administrative expenses                821,097         602,179

Research & development expenses         167,375         184,290
                                      ---------       ---------
Income from operations                  436,008         387,156

Other income (expense):
 Interest income                          7,728          14,858
 Interest (expense)                     (18,363)        (27,380)
 Other income (expense)                  10,455           6,154
                                      ---------       ---------
        Total other income (expense)       (180)         (6,368)
---------       ---------
Income before provision
 for income taxes                       435,828         380,788

Provision for income taxes               65,374          57,118
                                      ---------       ---------
Net income                           $  370,454      $  323,670
                                      =========       =========
Net income per share - basic         $     0.08      $     0.07
                                      =========       =========
Net income per share - diluted       $     0.08      $     0.07
                                      =========       =========
Weighted average number of
 shares outstanding - basic           4,527,026       4,378,764
                                      =========       =========
Weighted average number of
 shares outstanding - diluted         4,694,079       4,434,093
                                      =========       =========

See accompanying notes to consolidated condensed financial statements.



                MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                    Six Months Ended September 30,
                                        2003            2002
                                      ---------       ---------
Net sales                            $6,354,755      $4,995,911

Cost of sales                         3,666,635       2,758,543
                                      ---------       ---------
Gross profit                          2,688,120       2,237,368

Selling, general and
 administrative expenses              1,522,920       1,200,629

Research & development expenses         361,330         339,172
                                      ---------       ---------
Income from operations                  803,870         697,567

Other income (expense):
 Interest income                         23,567          26,016
 Interest (expense)                     (40,975)        (58,236)
 Other income (expense)                  19,638          12,278
                                      ---------       ---------
        Total other income (expense)      2,230         (19,942)
                                      ---------       ---------
Income before provision
 for income taxes                       806,100         677,625

Provision for income taxes              120,915          86,802
                                      ---------       ---------
Net income                           $  685,185      $  590,823
                                      =========       =========
Net income per share - basic         $     0.15      $     0.14
                                      =========       =========
Net income per share - diluted       $     0.15      $     0.13
                                      =========       =========
Weighted average number of
 shares outstanding - basic           4,492,183       4,366,902
                                      =========       =========
Weighted average number of
 shares outstanding - diluted         4,599,730       4,442,188
                                      =========       =========


See accompanying notes to consolidated condensed financial statements.

                MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                    Six Months Ended September 30,
                                         2003              2002
                                        -------          --------

Cash flows from operating
 activities:

Net income                            $  685,185         $590,823

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization            192,491          121,246

Changes in assets and liabilities:
 (Increase) decrease in marketable
  securities, accounts receivable,
  inventories, prepaid expenses and
  other current assets                   215,378          (79,067)

(Increase) decrease in security
 deposits and other assets                (5,178)          (8,875)

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                              70,476         (157,053)
                                       ---------         --------
Net cash provided
 by operating activities              $1,158,352         $467,074
                                      ----------         --------


See accompanying notes to consolidated condensed financial statements.


                      MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                           (UNAUDITED)


                                   Six Months Ended September 30,
                                      2003             2002
                                   ----------        ---------
Cash flows from investing
 activities:
  Purchase of property and
   equipment                      $ (292,505)       $ (221,717)
                                    --------         ---------
Net cash (used for)
 investing activities             $ (442,615)       $ (205,842)
                                    --------         ---------
Cash flows from financing
 activities:
  (Repayments) increase of debt
    and capitalized leases          (442,615)         (205,842)
 Proceeds from stock options
   exercised                         171,917           164,953
 Purchase of treasury stock                -           (98,426)
                                    --------         ---------
Net cash provided by (used for)
 financing activities             $ (270,698)       $ (139,315)
                                    --------         ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS              $  595,149        $  106,042

Cash and cash equivalents,
 beginning of year                 1,191,022         2,500,414
                                   ---------         ---------
CASH AND CASH EQUIVALENTS,
END OF QUARTER                    $1,786,171        $2,606,456
                                   =========         =========

See accompanying notes to consolidated condensed financial statements.



               MICRONETICS, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.


In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of September 30, 2003, the results of operations for the three and six month periods ended September 30, 2003 and 2002 and cash flows for the six month periods ended September 30, 2003 and 2002.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2003.

The results of operations for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results of the full year.

The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, the Company's net income and income per common share would have been adjusted as follows (amounts in 000's except per share amounts):






               MICRONETICS, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   (CONTINUED)

                                          Three months ended
                                             September 30,
                                            2003     2002
                                            ----     ----
Net income - as reported                     370      324

Deduct: Total stock-based employee
  compensation expense determined
  under fair-value based method for
all awards, net of related tax                25       22
effects

Net income- pro-forma                        345      302

Basic income per share-as reported          0.08     0.07
Basic income per share- pro forma           0.08     0.07
Diluted income per share- as reported       0.08     0.07
Diluted income per share- pro forma         0.07     0.07



                                          Six months ended
                                            September 30,
                                            2003     2002
                                            ----     ----
Net income - as reported                     685      591

Deduct: Total stock-based employee
  compensation expense determined
  under fair-value based method for
  all awards, net of related tax              48       45
effects

Net income - pro-forma                       637      546

Basic income per share-as reported          0.15     0.14
Basic income per share- pro forma           0.14     0.13
Diluted income per share- as reported       0.15     0.13
Diluted income per share- pro forma         0.14     0.12





               MICRONETICS, INC. AND SUBSIDIARIES


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(a) Description of Business:

Micronetics,  Inc.  changed  its  name  in  September   1995   to
Micronetics Wireless, Inc. and changed its name back to Micronetics, Inc. in November 2002. The Company, which includes its wholly-owned subsidiaries, Microwave & Video Systems, Inc., Enon Microwave, Inc. and Microwave Concepts, Inc., is engaged in the design, development, manufacture and marketing of a broad range of high performance wireless components and test equipment used in digital cellular, microwave, satellite, radar and communication systems around the world. Approximately 25% of the Company's sales derive from foreign markets.

(b) Principles of Consolidation:

The consolidated financial statements include the accounts of the Company including its three wholly-owned subsidiaries, Microwave & Video Systems, Inc., Enon Microwave, Inc. and Microwave Concepts, Inc. All significant intercompany transactions are eliminated.

(c) Inventory Valuation:

Inventory is valued at the lower of cost (first-in, first-out method) or market.

(d) Depreciation and Amortization:

Fixed assets are reflected at cost.

Depreciation of fixed assets is computed by both straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their expected useful lives.

(e) Goodwill:

Until March 31, 2002, the excess of the cost of investment in subsidiaries over the carrying value of assets acquired is shown as goodwill, which is then amortized on a straight-line basis



               MICRONETICS, INC. AND SUBSIDIARIES


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


over a maximum of 40 years.

(f) Income taxes:

The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

(g) Research and Development Costs:

Research and development costs are charged to expense in the year
incurred.   The amounts expended for the quarters ended September
30,  2003  and  2002  were approximately $167,375  and  $184,290, respectively.

(h) Net Income Per Share:

Basic and fully diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

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



               MICRONETICS, INC. AND SUBSIDIARIES


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


(j) Vulnerability Due to Certain Concentrations:

All of the Company's assets and operations are located in four facilities.

(k) Revenue Recognition:

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

Revenues from products are recognized in accordance with Staff Accounting Bulletin No, 101, "Revenue Recognition in Financial Statements" ("SAB 101") when the following criteria are met: persuasive evidence of an arrangement exists, delivery of product has occurred, the price to the buyer is fixed or determinable, and collectibility is probable. The Company has no obligation to customers after the date on which products are delivered other that pursuant to warranty obligations.

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



               MICRONETICS, INC. AND SUBSIDIARIES


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


policy  is  the  same  for  each of Micronetics'  three  segments
(Defense Electronics Group, Test Solutions Group and VCO Products
Group).

(m) Reclassifications:

Certain reclassifications have been made to the 2001 comparative financial statements to conform to the 2002 presentation.


Note 3.   INVENTORY


                             September 30, 2003   March 31, 2003
                             ------------------   --------------
Raw materials and
 work-in-process                   $3,093,989      $2,795,616
Finished goods                        664,393         718,914
                                   ----------      ----------
Less: allowance for obsolescence     (185,730)        (57,791)
                                   ----------      ----------
                   Total           $3,572,652      $3,456,739
                                   ==========      ==========


Note 4.   SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Company's Board of Directors authorized the repurchase of 320,000 restricted shares (or approximately 7%) of its outstanding common stock from Noelle Kalin, wife of the late Richard S. Kalin, the Company's former Chairman, CEO and President, in a private transaction. The total value of the repurchase is $1.2 million, or $3.75 per share, representing a 49% discount to the closing market price of Micronetics Common Stock on November 5, 2003. In addition, subsequent to September 30, 2003, the Estate of Mr. Kalin has agreed to terminate the Employment Agreement between the Company and Mr. Kalin. This will satisfy all of the Company's obligations to the Estate of Mr. Kalin.



Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
Operation.


Results of Operations

The Company had revenues of $3,328,860 and $2,654,262 for the three months ended September 30, 2003 and 2002, respectively, an increase of $674,598 or 25% in the current period. A large percentage of this increase was due to the inclusion of sales from Microwave Concepts, Inc. which was acquired by the Company in January 2003. Gross profit as a percent of net sales decreased to 42.8% in the current period from 44.2% during the corresponding period of the prior fiscal year. This was due primarily to increased allowances for inventory reserves. Selling, general and administrative expenses as a percent of net sales for the current period increased to 24.7% from 22.7% during the corresponding period a year ago. Most of the SG&A expense increase was due to the acquisition of Microwave Concepts. Research and development expenses decreased to 5.0% of net sales during the current period as compared to 6.9% of net sales a year ago. The Company spent the same amount of dollars compared to last year.

The Company had net income of $370,454, or $.08 per diluted share, as compared to net income of $323,670, or $.07 per diluted share, for the three month periods ended September 30, 2003 and 2002, respectively. This is an increase of $46,783 or 14% from a year ago. The weighted average diluted shares outstanding for the three months ended September 30, 2003 and 2002, were 4,694,079 and 4,434,093, respectively.

The Company had revenues of $6,354,755 and $4,995,911 for the six months ended September 30, 2003 and 2002, respectively, an increase of $1,358,844 or 27% in the current period. A large percentage of this increase was due to the inclusion of sales from Microwave Concepts, Inc. which was acquired by the Company in January 2003. Gross profit as a percent of net sales decreased to 42.3% in the current period from 44.8% during the corresponding period of the prior fiscal year. This was due primarily to increased allowances for inventory reserves. Selling, general and administrative expenses as a percent of net sales for the current period remained flat at 24.0% compared to the corresponding period a year ago. Research and development expenses decreased to 5.7% of net sales during the current period as compared to 6.8% of net sales a year ago. Most of this impact was due to increased sales volumes as R&D expenses increased 7% compared to the same period last year.

The Company had net income of $685,185, or $.15 per diluted share, as compared to net income of $590,823, or $.13 per diluted share, for the six month periods ended September 30, 2003 and 2002, respectively. This is an increase of $94,362 or 16% as compared to the year ago six month period. The weighted average diluted shares outstanding for the six months ended September 30, 2003 and 2002, were 4,599,730 and 4,442,188, respectively.

Subsequent to September 30, 2003, the Company's Board of Directors authorized the repurchase of 320,000 restricted shares (or approximately 7%) of its outstanding common stock from Noelle Kalin, wife of the late Richard S. Kalin, the Company's former Chairman, CEO and President, in a private transaction. The total value of the repurchase is $1.2 million, or $3.75 per share, representing a 49% discount to the closing market price of Micronetics Common Stock on November 5, 2003. In addition, subsequent to September 30, 2003, the Estate of Mr. Kalin has agreed to terminate the Employment Agreement between the Company and Mr. Kalin. This will satisfy all of the Company's obligations to the Estate of Mr. Kalin.


Financial Condition

The Company's working capital at September 30, 2003 was $6,879,049, an increase of $309,295 from $6,569,754, the working capital at March 31, 2003. The Company's current ratio was approximately 5.4 to 1.0 at September 30, 2003 and March 31, 2003.

Net cash of $1,158,352 was provided by operating activities during the six months ended September 30, 2003 as compared to $467,074 that was provided by operating activities during the year earlier period. This was primarily due to increased net income and increased cash from marketable securities in the current period. Net cash used for investing activities during the six months ended September 30, 2003 was $292,505 as compared to $221,717 during the year earlier period. This was due to the purchase of more equipment during the current period. Net cash used for financing activities during the six months ended September 30, 2003 was $270,698 as compared to cash of $139,315 provided during the year earlier period. This was largely due to increased debt reduction. As a result of these activities, the Company's cash position increased $595,149 during the current six months as compared to an increase of $106,042 in the year ago period.


Safe Harbor Statement

Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2003.


Item 3.   Controls and Procedures.

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company's Chief Executive Officer and Vice President-Finance (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.


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

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1       Certification  pursuant  to  18  U.S.C.
               Section  1350, as adopted pursuant to Section  906
               of the Sarbanes-Oxley Act of 2002.

    32.2       Certification  pursuant  to  18  U.S.C.
               Section  1350, as adopted pursuant to Section  906
               of the Sarbanes-Oxley Act of 2002.


     (b)       Reports on Form 8-K.

      On July 29, 2003, the registrant filed a Current Report  on
Form 8-K with the Securities and Exchange Commission to disclose the issuance of a press release announcing its results of operations for its fiscal quarter ended June 30, 2003.





                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS, INC.
                                   (Registrant)



Dated: November 12, 2003           By:/s/David Robbins
                                      ------------------------
                                      David Robbins,
                                      President (Principal
                                      Executive Officer)