Form 10QSB
period 2003-12-31
MICRONETICS  INC
filed 2004-02-11
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                            FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003
                               -----------------

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to              .
                              ------------  --------------

Commission file number: 0-17966
                        -------


                     MICRONETICS, INC.
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


Delaware                               22-2063614
------------------------------- ---------------------------------
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)


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

Transitional small business disclosure format: Yes [ ] No [X]


As of December 31, 2003 the Issuer had 4,234,026 shares of common stock, par value $.01 per share outstanding.




                  MICRONETICS, INC.



INDEX

                                            Page No.
                                            -------
Part I. Financial Information:

Item 1. Financial Statements.

Consolidated Condensed Balance
Sheets (unaudited) - December 31, 2003
and March 31, 2003                                  3

Consolidated Condensed Statements
of Operations (unaudited) - Nine Months
Ended December 31, 2003 and 2002                    5

Consolidated Condensed Statements
of Operations (unaudited) - Three Months
Ended December 31, 2003 and 2002                    6

Consolidated Condensed Statement
of Cash Flows (unaudited) - Nine Months
Ended December 31, 2003 and 2002                    7

Notes to Consolidated Condensed
Financial Statements (unaudited)                    9

Item 2. Management's Discussion and Analysis
or Plan of Operation.                           15-17

Item 3. Controls and Procedures.                   19

Item 4. Submission of Matters to a Vote            20
of Security Holders.

Part II. Other Information:

Item 1. Legal Proceedings.                         21

Item 6. Exhibits and Reports on Form 8-K.       21-22

Signature                                          23


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

                      MICRONETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   Assets


                                 December 31,     March 31,
                                   2003             2003
                                (Unaudited)       Audited
                                ------------     ----------
CURRENT ASSETS:
Cash and cash equivalents        $ 1,413,540    $ 1,191,022
Marketable securities                545,549      1,438,190
Accounts receivable (net of
 allowance for doubtful accounts
 of $72,862 and $41,891 at December
 31, 2003 and March 31, 2003,
 respectively)                     1,962,966      1,870,442

Inventories                        3,354,145      3,456,739

Prepaid expenses                     294,002        114,076

Other current assets                  21,740          2,241
                                  ----------     ----------
TOTAL CURRENT ASSETS               7,591,942      8,072,710
                                  ==========     ==========
PROPERTY AND EQUIPMENT
Land                                 162,000        162,000
Building & improvements            1,443,657      1,428,775
Furniture, fixtures, and equipment 5,054,061      4,432,203
Equipment held under capital leases  225,488        579,130
                                  ----------     ----------
Gross fixed assets                 6,885,206      6,602,108
Less: Accumulated depreciation     3,914,246      3,645,892
                                  ----------     ----------
NET PROPERTY AND EQUIPMENT         2,970,960      2,956,216
                                  ----------     ----------
OTHER ASSETS
Security deposits                      5,662            484
Goodwill                           1,117,197      1,117,197

TOTAL OTHER ASSETS                 1,122,859      1,117,681
                                  ----------     ----------
TOTAL ASSETS                     $11,685,761    $12,146,607
                                  ==========     ==========


See accompanying notes to consolidated condensed financial statements.




                     MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  Liabilities and Shareholders' Equity



                          December 31,      March 31,
                            2003             2003
                          (Unaudited)      (Audited)
                         -------------    -----------
CURRENT LIABILITIES:
Short-term loans and
 capitalized leases          $ 307,781    $ 330,838


Accounts payable               203,226      345,244
Accrued expenses and taxes,
 other than income taxes       650,368      675,945

Income taxes payable           351,688      150,929
                            ----------   ----------
TOTAL CURRENT LIABILITIES    1,513,063    1,502,956

NONCURRENT LIABILITIES:
 Notes payable               1,003,758    1,489,284

Capitalized lease obligations   40,378       70,392
                            ----------   ----------
TOTAL LONG-TERM DEBT         1,044,136    1,559,676
                            ----------   ----------
TOTAL LIABILITIES            2,557,199    3,062,632
                            ----------   ----------
SHAREHOLDERS' EQUITY:
Preferred stock - $.10 par value,
 Authorized 500,000 shares; Issued-none
Common stock - $.01 par value,
 Authorized 10,000,000 shares; Issued
 4,554,026 shares at December
 31, 2003 and 4,434,001 shares
 at March 31, 2003                42,340       44,340
 Additional paid - in capital  4,709,618    4,493,435
Retained earnings              5,576,604    4,546,200
 Less: Treasury stock at cost,
 320,000 shares at
 December 31, 2003            (1,200,000)           -
                              ----------   ----------
TOTAL SHAREHOLDERS' EQUITY     9,128,562    9,083,975
                              ----------   ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY         $11,685,761  $12,146,607
                              ==========   ==========


See accompanying notes to consolidated condensed financial statements.


                    MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (UNAUDITED)



                             Three Months Ended
                                December 31,
                              2003         2002
                           ----------   ----------

Net sales                  $3,522,351  $2,884,014

Cost of sales               1,908,342   1,560,085
                            ---------   ---------
Gross profit                1,614,009   1,323,929

Selling, general and
administrative expenses       735,007     701,495

Research & development
 expenses                     186,396     159,655
                            ---------   ---------
Income from operations        692,606     462,779

Other income (expense):
Interest income                 4,780      29,185
Interest (expense)            (17,386)    (27,157)
Other income (expense)        (80,364)      3,928
                            ---------   ---------
Total other income
 (expense)                    (92,970)      5,956
                            ---------   ---------
Income before provision
 for income taxes             599,636     468,735

Provision for income
 taxes                        254,416      93,747
                            ---------   ---------
Net income                  $ 345,220   $ 374,988
                            =========   =========
Net income per share-basic      $ .08       $ .09
                            =========   =========
Net income per share-diluted    $ .08       $ .08
                            =========   =========
Weighted average number of
 shares outstanding-basic   4,338,068   4,402,014
                            =========   =========
Weighted average number of
 shares outstanding-diluted 4,515,167 4,476,385
                            ========= =========

See accompanying notes to consolidated condensed financial statements.



                     MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)


                           Nine Months Ended December 31,
                                  2003        2002
                               ---------   ---------

Net sales                     $9,877,106   $7,879,925

Cost of sales                  5,574,977    4,318,628
                               ---------    ---------
Gross profit                   4,302,129    3,561,297

Selling, general and
 administrative expenses       2,257,927    1,902,127

Research & development expenses 547,726       498,827
                              ---------     ---------
Income from operations        1,496,476     1,160,343

Other income (expense):
Interest income                  28,347        55,201
Interest expense                (58,361)       16,206
Other income (expense)          (60,726)      (85,393)
                              ---------     ---------
Total other income (expense)    (90,740)      (13,986)
                              ---------     ---------
Income before provision
for income taxes               1,405,736    1,146,357

Provision for income taxes       375,331      180,549
                               ---------    ---------
Net income                    $1,030,405    $ 965,808
                               =========    =========
Net income per share- basic        $ .23        $ .22
                               =========    =========
Net income per share - diluted     $ .23        $ .22
                               =========    =========
Weighted average number of
 shares outstanding - basic    4,436,594    4,378,606
                               =========    =========
Weighted average number of
 shares outstanding - diluted  4,571,542    4,453,587
                               =========    =========


See accompanying notes to consolidated condensed financial statements.



                   MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)



                          Nine Months Ended December 31,
                                  2003      2002
                                 ------  ---------

Cash flows from operating
activities:

Net income                      $1,030,405   $ 965,808

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation and amortization       268,354    190,420

Changes in assets and liabilities:
(Increase) decrease in accounts
 receivable, inventories, prepaid
 expenses and other current asset   703,288    (29,284)

(Increase) decrease in security
 deposits and other assets           (5,178)    (4,024)

(Decrease) increase in accounts
 payable, accrued liabilities,
 notes payable and other current
 liabilities                          10,107     79,875
                                   ---------  ---------
Net cash provided
 by operating activities          $2,006,976 $1,202,797
                                   ---------  ---------


See accompanying notes to consolidated condensed financial statements.


                        MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                             (UNAUDITED)





                       Nine Months Ended December 31,
                              2003          2002
                           ----------    ---------

Cash flows from investing
activities:
Purchase of property and
 equipment                $ (283,099)    $ (313,448)
                           ---------      ---------
Net cash (used for)
 investing activities     $ (283,099)    $ (313,448)
                           ---------      ---------
Cash flows from financing
activities:
Repayments of debt
 and capitalized leases      (515,542)     (329,756)
Proceeds from stock options
 exercised                    214,183       212,946
Purchase of treasury stock (1,200,000)      (98,426)
                            ---------     ---------
Net cash provided by (used for)
 financing activities     $(1,501,359)   $ (215,236)
                            ---------     ---------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS  $ 222,518     $ 674,113

Cash and cash equivalents,
 beginning of year          1,191,022     2,500,414
                            ---------     ---------
CASH AND CASH EQUIVALENTS,
END OF QUARTER             $ 1,413,540   $3,174,527
                             =========    =========


See accompanying notes to consolidated condensed financial statements.


                  MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note 1.


The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of December 31, 2003, the results of operations for the three and nine month periods ended December 31, 2003 and 2002 and cash flows for the nine month periods ended December 31, 2003 and 2002.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2003.

The results of operations for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results of the full year.

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






            MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. (CONTINUED)

                                     Three months ended
                                        December 31,
                                     2003        2002
                                    -----       ------

Net income - as reported             $345       $375

Deduct: Total stock-based employee
 compensation expense determined
 under fair-value based method for
 all awards, net of related tax        56          25
 effects                             ----        ----

Net income- pro-forma                 289          350
                                     ====         ====
Basic income per share-as reported   $.08         $.09
Basic income per share- pro forma     .07          .08
Diluted income per share- as reported .08          .08
Diluted income per share- pro forma   .06          .08


                                       Nine months ended
                                          December 31,
                                         2003      2002
                                       -------    ------

Net income - as reported                $1,030     $966

Deduct: Total stock-based employee
compensation expense determined
under fair-value based method for
all awards, net of related tax             104       70
effects                                   ----     ----

Net income - pro-forma                     926      896
                                          ====     ====
Basic income per share-as reported        $.23     $.22
Basic income per share- pro forma          .21     .20
Diluted income per share- as reported      .23      .22
Diluted income per share- pro forma        .20      .20




             MICRONETICS, INC. AND SUBSIDIARIES


Note 2. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


(a) Description of Business:

Micronetics, Inc., which includes its wholly-owned subsidiaries, Microwave & Video Systems, Inc., Enon Microwave, Inc. and Microwave Concepts, Inc. collectively (the "Company"), is engaged in the design, development, manufacture and marketing of a broad range of high performance wireless components and test equipment used in digital cellular, microwave, satellite, radar and communication systems around the world. Approximately 25% of the Company's sales derive from foreign markets.

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

(e) Goodwill:

The Company reviews long-lived assets and identified intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The Company performs nondiscounted cash flow analysis to deter-


            MICRONETICS, INC. AND SUBSIDIARIES


Note 2. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)



mine if any impairment exists.

(f) Income taxes:

The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

(g) Research and Development Costs:

Research and development costs are charged to expense in the year incurred. The amounts expended for the quarters ended December
31, 2003 and 2002 were approximately $186,000 and $159,000,
respectively.

(h) Net Income Per Share:

Basic and fully diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and potential common shares outstanding during each period. Potential common stock represent the dilutive effect of the assumed exercise of certain outstanding stock options.

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



           MICRONETICS, INC. AND SUBSIDIARIES

Note 2. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


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

At this time, Micronetics does not offer a right to return any Micronetics product (other than for warranty obligations), has no post-shipment obligations, has no policy of awarding credits or discounts and currently offers no price protection or similar privileges. Unless purchasers acquire an extended warranty, Micronetics offers a one year warranty policy and establishes a warranty reserve. Micronetics also charges to expense when incurred any warranty costs not covered by the reserve. In order to return a product, Micronetics must issue a Return Material Authorization. This policy is the same for each of MICRONETICS, INC. AND SUBSIDIARIES


Note 2. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)


Micronetics' two segments (Defense Electronics Group and
Commercial Products Group).

(l) Reclassifications:

Certain reclassifications have been made to the 2002 comparative financial statements to conform to the 2003 presentation.


Note 3. INVENTORY

                December 31, 2003     March 31, 2003
               -----------------     --------------
                 (Unaudited)          (Audited)
Raw materials and
 work-in-process  $3,132,638         $2,795,616
Finished goods       458,693            718,914
                  ----------         ----------
Less: allowance
 for obsolescence   (237,186)           (57,791)
                  ----------         ----------
Total             $3,354,145         $3,456,739
                  ==========         ==========


Note 4.

The Company's Board of Directors authorized the repurchase of 320,000 restricted shares (or approximately 7%) of its outstanding common stock from Noelle Kalin, wife of the late Richard S. Kalin, the Company's former Chairman, CEO and President, in a private transaction. The total value of the repurchase was $1.2 million, or $3.75 per share, representing a 49% discount to the closing market price of Micronetics Common Stock on November 5, 2003. In addition, subsequent to September 30, 2003, the Estate of Mr. Kalin agreed to terminate the Employment Agreement between the Company and Mr. Kalin. This satisfied all of the Company's obligations to the Estate of Mr. Kalin.



Item 2. Management's Discussion and Analysis or Plan of
Operation.


Results of Operations


The Company has changed the format of our its presentation to more fairly represent the way we areit is measuring our its business. Micronetics segments itself into 2 distinct operating units, Defense Electronics as we haveit has been measuring ourselves itself since we it began reporting segments, and now Commercial Products which combines our the prior Test Solutions and VCO operating units.

Operating revenues for Q3 FY04 were $3,522,351 compared to operating revenues of $2,884,014 for Q3 FY03, an increase of $638,337 or 22%. Our The Company's growth was fairly consistent between the operating segments with Commercial Products growing at 24.5% and Defense Defense Electronics growing at 21.3% compared to the same period last year. Approximately half of the increase in Defense Electronics was organic and half A large percentage of the increase in revenues of the Defense Electronics Group was due to the inclusion of revenues from our recent acquisition of Microwave Concepts, Inc. (?Microcon"). Total revenues for Q3 FY04 without inclusion of revenues from Microcon would have been $3,192,534 or 11% higher than the same quarter last year.

Gross profit margin Ccompany-wide remained flat at just under 46% for Q3 FY04 and Q3 FY03 respectively. Gross profit margin in the Defense Electronics Group continued to improve by increasing 6% over last quarter though the Company is still continuing its efforts to achieve further improvement to achieve FY03 profit levels. The Company saw significant improvements in its Commercial Products segment with gross margin increasing to 55% compared to 43% for the comparable period last year. Most of this increase was due to increased revenues combined with the Company's ongoing efforts to keep its costs down.

Research and development (?R&D") expenses decreased slightly to 5.3% of revenues in Q3 FY04 compared to 5.5% of revenues in the same quarter last year. R&D expenses in the Defense Electronics Group were up $11,861 for the quarter to $115,898 compared to $104,037 for the same quarter last year due to addition of Microcon and other new product development activities. R&D expenses in the Commercial Products segment increased $14,879 to $70,498 compared to $55,619 for the same period last year.

Selling, general and administrative (?SG&A") expenses as a percent of revenues were 21% for the current period compared to 24% for the corresponding period last year. Expenses in the Commercial Products segment were down to 21% compared to 32% a year ago due to downsizing and related expense reductions. Expenses in the Defense Electronics segment dropped from 23% to 21% as a percent of revenues during the same period. These reductions were from a combination of increased revenues and expense reductions especially from our Commercial Products segment.

Net income for Q3 FY04 was $345,220, or $.08 per diluted share, compared to $374,988, or $.08 per diluted share during Q3 FY03. The decline was due primarily to the Company's decision to take a one-time write-off of $110,356 by discontinuing a slow moving commercial product line that had little prospect for growth. Additionally, the Company adjusted the tax provision to more accurately reflect its tax position this year that has been significantly impacted from the fact it no longer has any tax credits carrying forward from prior years. Operating income before the one-time charge and taxes this quarter was 50% ahead of the same period last year.

Operating revenues for the nine months ended December 31, 2003 were $9,877,106 as compared to operating revenues of $7,879,925 for the comparable period last year, an increase of $1,977,181 or 25%. Of the 25% increase, 16% was from organic growth with the remaining 9% being from the acquisition of Microcon. The Commercial Products segment has increased 17.7% compared to the same period last year while our Defense Electronics Group increased 28.1%.

Gross profit margin for the nine months ended December 31, 2003 was 43.6% compared to 45.2% for the same period last year. Gross profit margin in the Defense Electronics Group continued to improve by increasing 6% over the last quarter though the Company is still continuing its efforts to achieve further improvement to achieve FY03 gross profit levels. The Company saw significant improvement in its Commercial Products segment due to revenue gains and ongoing cost cutting efforts.

R&D expenses decreased to 5.5% of revenues in the nine months ended December 31, 2003, compared to 6.3% of revenues in the same period last year. R&D expenses in the Defense Electronics Group were up $48,627 to $367,878 compared to $319,051 for the same period last year due largely from the addition of Microcon and other new product development activities. R&D expenses were flat, however, in the Commercial Products segment.

SG&A expenses as a percent of revenues decreased to 22.9% in the nine months ended December 31, 2003 as compared to 24.1% for the same period last year. Both of our operating segments have shown declines as a percent of revenues. Defense Electronics went from 24% to 22% while Commercial Products decreased from 28.8% to 26.5%. These reductions were from a combination of increased revenues and expense reductions especially from our Commercial Products segment.

Net income for the nine months ended December 31, 2003 was $1,030,405, or $.23 per diluted share, compared to $965,808, or $.22 per diluted share during same period last year. The profits were impacted primarily due to the Company's decision to take a one-time write-off of $110,356 by discontinuing a slow moving commercial product line that had little prospect for growth. Additionally, the Company adjusted the tax provision to more accurately reflect its tax position this year that has been significantly impacted from the fact it no longer has any tax credits carrying forward from prior years. Operating income before the one-time charge and taxes this quarter was 29% ahead of the same period last year.


Financial Condition

The Company's working capital at December 31, 2003 was
$6,078,879, a decrease of $490,875 from $6,569,754, the working capital at March 31, 2003. The Company's current ratio was approximately 5.0 to 1 at December 31, 2003; it was approximately
5.4 to 1 at March 31, 2003.

Net cash of $2,006,976 was provided by operating activities during the nine months ended December 31, 2003 as compared to $1,202,797 that was provided by operating activities during the year earlier period. This was primarily due to net income and conversion of marketable securities to operating cash to support the purchase of treasury shares in the current period. Net cash used by investing activities during the nine months ended December 31, 2003 was $283,099 as compared to $313,448 during the year earlier period. All investing activity was from the purchase of new equipment during the current period. Net cash used by financing activities during the nine months ended December 31, 2003 was $1,501,359 as compared to cash provided of $215,236 during the year earlier period. This was largely due to increased debt reduction and the purchase of treasury stock in the current period. As a result of these activities, the Company's cash position increased $222,518 during the current nine months as compared to an increase of $674,113 in the year ago period.

In accordance with loans from a bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the bank in the amount of $1,500,000 million. As of December 31, 2003, there was no outstanding balance on this line of credit.

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


Item 4. Submission of Matters to a Vote of Security Holders.

On October 29, 2003, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the Company's shareholders voted on the election of three directors. The shareholders voted for the election of David Robbins, David Siegel and Emanuel Kramer to serve as Directors of the Company until the next annual meeting of shareholders and until their successors are duly elected and qualify.

At the Meeting, the Company's shareholders also voted on two additional proposals to approve the adoption of the 2003 Stock Incentive Plan and to ratify the appointment of Goldstein Golub Kessler LLP as the Company's independent auditors for the Company's fiscal year ending March 31, 2004. The following table sets forth the results of such votes:


Proposal        Affirmative Votes     Negative Votes
--------        -----------------     --------------

1. Approval of the      1,964,819           641,964
adoption of the 2003
tock Incentive Plan


2. Ratification of the   4,253,063            9,873
appointment of Goldstein
Golub Kessler LLP as the
Company's independent
auditors for the Company's
fiscal year ending March
31, 2004


PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

In December 2003, the Company was served with a Demand for Arbitration from EarlyBirdCapital, Inc., a company with whom it had entered into a Financial Advisory and Investment Banking Agreement in October 2002 (the "Financial Agreement"). The Company terminated the Financial Agreement after six months since the Company believed it was not receiving much benefit from it. As part of the consideration for the Financial Agreement, the Company was to issue a warrant to EarlyBird to purchase 50,000 shares of the Company's Common Stock. After Micronetics terminated the Financial Agreement, it discovered information about EarlyBird, which, had it known prior to the execution of the Financial Agreement, would have estopped Micronetics from entering into the Financial Agreement. Therefore, the Company believed the Financial Agreement should be rescinded, and refused to acknowledge issuance of the Warrant. Although EarlyBird commenced the arbitration to attempt to recover damages it alleges it suffered as a result of the Company's refusal to acknowledge the exercise of the Warrant, the Company is seeking rescission of the Financial Agreement based on the information it learned about EarlyBird subsequent to the termination of the Financial Agreement. EarlyBird is alleging damages of approximately $235,000, an amount which the Company disputes.
The arbitration is in its preliminary stages. There are no other material legal proceedings to which Micronetics is a party or known to be contemplated at the present time.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit
       3.1 to Registration Statement No. 33-16453 (the
       "Registration Statement").

3.2    By-Laws of the Company incorporated by
       reference to Exhibit 3.2 of the Registration
       Statement.

Item 6. Exhibits and Reports on Form 8-K. (Continued)

(a) Exhibits.


10.1    Lease Agreement between Microwave Concepts,
        Inc. and AMB Partners II, L.P. dated October 9,
        2003.

10.2    Form of 2003 Stock Incentive Plan.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.

On November 11, 2003, the Company filed a Current Report on
Form 8-K with the Securities and Exchange Commission to disclose the issuance of a press release announcing its results of operations for its fiscal quarter ended September 30, 2003.




                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MICRONETICS, INC.
                            (Registrant)



Dated: January 28, 2004       By:/s/David Robbins
                              ------------------------
                              David Robbins,
                              President (Principal
                               Executive Officer)