Form 10KSB
period 2004-03-31
MICRONETICS  INC
filed 2004-06-29
CIK 820097

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                ---------------------------------------

                              FORM 10-KSB

       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended March 31, 2004

       [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF  THE  SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                           ---------  ---------.

                     Commission File No.: 0-17966

                           MICRONETICS, INC.
----------------------------------------------------------------------
            (Name of small business issuer in its charter)


22-2063614                                      Delaware
---------------------                     ----------------------------
(IRS Employer                             (State or other jurisdiction
 Identification No.)                       of incorporation or
                                           organization)

  26 Hampshire Drive, Hudson, NH                             03051
----------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)


           Issuer's telephone number:     (603) 883-2900
                                     ---------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                              --------
Securities registered under Section 12(g) of the Exchange Act:

                Common Stock, par value $.01 per share
----------------------------------------------------------------------
                           (Title of class)

Check  whether the issuer (1) filed all reports required to be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes   [X]      No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ X ]

Issuer's revenues for its most recent fiscal year were $13,831,706.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $28,157,337 based on the closing price of $9.00 of the issuer's Common Stock, par value $.01 share, as reported by NASDAQ on June 22, 2004.

On June 22, 2004, there were 4,324,576 shares of the issuer's Common Stock outstanding.

The Proxy Statement of the registrant to be filed on or before July 29, 2004 is incorporated by reference to Part III herein.

Transitional Small Business Disclosure Format: Yes [   ]      No  [ X ]



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


ITEM 1.    Description of Business.


Business Development

      The Company was incorporated in New Jersey in 1975 and reincorporated in Delaware in 1987. In January 2003, Microwave Concepts, Inc., a Delaware corporation and a wholly owned subsidiary of Micronetics ("Micro-Con"), acquired substantially all of the assets of Microwave Concepts, Inc., a New Jersey corporation ("MCI"). The acquisition was recorded under the purchase method of accounting for financial statement purposes. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition. Micro-Con's year-end Balance Sheets are included in the Consolidated Balance Sheets of the Company at March 31, 2004 ("Fiscal 2004") and March 31, 2003 ("Fiscal 2003"). Micro-Con's results of operations and cash flows for the periods January 20, 2003 through March 31, 2003 and April 1, 2003 through March 31, 2004 are included in the Consolidated Statement of Income and Consolidated Statement of Cash Flows for Fiscal 2003 and Fiscal 2004. The resources utilized to complete the Company's purchase of MCI were included as a use of cash for investing activities in the Consolidated Statement of Cash Flows for Fiscal 2003.

      In March 2002, Enon Microwave, Inc., a Massachusetts corporation ("EMI"), merged with and into Enon Microwave, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Enon"). The acquisition of EMI was recorded under the purchase method of accounting for financial statement purposes.

     The purchase price has been allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition, with the balance of $1,117,197 recorded as goodwill on the accompanying Consolidated Balance Sheets at March 31, 2003 and 2004. In accordance with Statement of Financial
Accounting  Standards  No.  142,  this  goodwill  will   not   be
amortized, but will be tested for impairment periodically. Enon's year-end Balance Sheets are included in the Consolidated Balance Sheets at March 31, 2004 and 2003. Enon's results of operations and cash flows for Fiscal 2004 and Fiscal 2003 are
included   in   the  Consolidated  Statements   of   Income   and
Consolidated  Statements of Cash Flows for Fiscal  2004  and  for
Fiscal 2003.


Business of Issuer

       Headquartered in Hudson, New Hampshire, Micronetics manufactures microwave and radio frequency (RF) components and integrated subassemblies used in a variety of commercial wireless, defense and aerospace products, including satellite communications, electronic warfare and electronic counter-measures. It also manufactures and designs test equipment, sub-assemblies and components that are used to test the strength, durability and integrity of signals in communications equipment.

       Micronetics operates in two business groups: Defense Electronics and Commercial Products. The Defense Electronics Group consists of four operating groups which include Micronetics' three wholly-owned subsidiaries, Enon, Electronics,Micro-Con and Microwave & Video Systems, Inc. ("MVS"), along with Micronetics' Receiver Components Division. The Commercial Group consists of three operating groups: Noise Products, Test Solutions and VCO Product Groups.


The Defense Electronics Group:

      Enon designs and manufactures high power, solid state microwave switches, attenuators, limiters, phase shifters, filters and control devices and assemblies. Enon's power capabilities range from 10 watts to 10,000 watts, with average power capabilities as high as 1,600 watts. Enon's customer base includes Lockheed Martin, Northrop Grumman and Raytheon.

      Micro-Con designs and manufactures individual RFIC/MMIC chips to complete broadband, RF/Microwave integrated converter subsystem assemblies.

      MVS (Microwave & Video Systems) designs and manufactures microwave PIN diode double and multi-throw switches, switch filter bands and integrated assemblies.

      Micronetics   Receiver  Components   Group   designs   and
manufactures  high  performance  control  components,   switches,
attenuators, phase shifters, detectors and multi-function modules.


The Commercial Group:

      The Noise Products Group designs and manufactures products which include embedded noise modules used to monitor receiver performance, calibrated noise sources and subassemblies used to measure noise figure in both benchtop and automated equipment
(ATE)  applications.   This group also specializes  in  amplified
noise modules for bit error rate testing and for dithering circuits.

      The Test Solutions Group manufactures a wide variety of precision noise generators; these are products designed to simulate real-world signal distortions.

      The VCO Products Group designs precise signal sources that generate sinusoidal signals in specified frequency bands.


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

      A key driver of demand for the Company's products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, the role of test is critical for the rapid commercialization of reliable products required for the increased demands necessitated by broadband and wireless communication technologies. As the speed to market challenges increase, larger companies are relying increasingly on other companies to manufacture a module or an integrated subassembly. This module or subassembly is then assembled by the larger company into an integrated piece of equipment and sold to a customer.
Micronetics has been seeking to capitalize on this trend by increasing its capability of manufacturing integrated subassemblies in both its Test Solutions and Defense Electronics Groups.

      Products: Micronetics' products may be classified into two groups: (1) Defense Electronics; and (2) Commercial Products.
These products are described in more detail below:

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

     Microwave Integrated Subassemblies. Micronetics designs and manufactures microwave integrated subassemblies, or MIS, which consist of sophisticated assemblies that perform many functions, primarily involving switching of microwave signals. Micronetics MIS's are employed in several defense, commercial or aerospace electronics systems and programs. These assemblies combine microwave functions such as amplification, attenuation, switching of multiple signals, and phase and amplitude control.

      Receiver  Components.       Micronetics designs solid-state
control components for the control of RF signals in level, direction or phase shift in frequencies up to 26.5 GHz. The products consist of switches, attenuators, limiters and phase shifters, filters and control devices, including combinations of these items, such as switch filter assemblies. These products incorporate either silicon PIN diodes or GaAs MESFETs packaged in chip and wire assemblies. Micronetics' PIN designs cover the frequency range of 10MHz to 26.5GHz, with strong expertise in controlling switching transients in 50 to 200MHz bandwidths; reducing inter-modulation distortion by a factor of 100 over conventional PIN switching designs; and linear switching capability with RF power levels up to 10,000 watts (with the inclusion of new capabilities added by the Company's recent acquisition of Enon). With GaAs MESFET designs, Micronetics' product capability extends from DC to 18GHz, with expertise in controlling rise/fall times and high isolation characteristics.

       The Company's solid-state receiver components and subassemblies are used widely in military (MIL) ground-based, shipboard and airborne radar for tracking and simulation, phased array radar, electronic warfare systems, electronic intelligence (ELINT) and tactical/satellite communications systems. To a lesser extent, Micronetics' solid-state control components have commercial applications such as wireless communications, radar surveillance and test equipment support systems. Typical functions include pulse shaping, attenuating, automatic gain control, duplexing and receiver protection. Much of Micronetics' products are used in high end radar simulation and ELINT markets. Micronetics offers a range of package styles, in both connectorless and connectorized types, including surface mount, drop-in and microstrip.

       Micronetics' diode-based phase shifters offer several advantages over the more conventional electro-mechanical or ferrite phase shifters; namely, low drive requirements, fast switching speed, low intermodulation distortion, low temperature sensitivity, high reliability and repeatability. 2 and 6-Bits designs are available for the cellular and PCN/PCS commercial bands. 5-Bit versions are offered in the 6 to 18GHz bands and 6-Bits in the 1.2 to 1.5GHz and 9 to 1GHz frequency bands. Variable types are offered in octave bandwidths from 2GHz to 18GHz.

      Micronetics' high power microwave devices are used in radar system transmitters. There are relatively few companies with the expertise or facilities to design, manufacture and test high power devices. Micronetics also produces lower power, broad band microwave integrated assemblies for the defense electronics industry. These switches are used in the following applications, including rear warning receivers, or RWRs, electronic countermeasures, or ECM, systems and highly sensitive receiver systems.

      (2) Commercial Products: Equipment. Micronetics offers several broadband test solution platforms specifically designed to serve the wireless telecommunications and satellite communication markets employing such application standards as TDMA, CDMA, GSM, PCS, and other markets employing cable modem transmission and other internet infrastructure applications. Instruments based on these platforms perform a variety of tests which are used in performance verification and the emulation of impairments in cellular/PCN/PCS, satellite and cable modem communication systems.

      The  Company's equipment is centered around  the  following four platforms: Carrier-to-Noise ("CNG"), Noise Generators, Hand-
Held   Power  Meters  and  Noise  Products:  Components.    These
platforms are described in more detail below:

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

       Noise Generators. (i) NOD 5000 Series: This test instrument platform consists of 15 models that selectively address frequency bands from 10Hz to 18GHz. This platform is designed to provide low cost accurate noise levels, which are useful for performing carrier to noise measurements. The equipment has been approved for standards testing on certain commercial wireless network platforms; and (ii) ANG Series: This testing platform, introduced in fiscal year 2002, consists of a programmable multi-purpose, micro-processor controlled noise generator that is designed for bench-top and automated test equipment applications. This product line superseded the Company's MX-5000 series.

      Portable  Power  Meters.   In February  2001,  the  Company
acquired this portable power meter line from Giga-tronics, Incorporated, a leading manufacturer of power meters. This instrument is sold on a standard line basis and is a component of other test equipment manufactured by the Company.

      Noise Products: Components. Micronetics' noise components are generally employed in testing and measuring sophisticated radar and communications systems to determine the quality of the reception and transmission of information being transmitted. The widest application for the Company's noise-based test components are as reference standards in test instruments which measure unwanted noise in devices and components. This is accomplished by comparing a known noise reference to the unwanted noise found in the radar or communication system being tested. By generating a random noise signal, in combination with a live transmission signal, a noise generator simulates signals the receiver will encounter in the real world and allows a manufacturer to determine if its product is performing to specifications. Noise source testing is often more cost-efficient, faster and more accurate than alternative methods using discrete signal generators.

       These components can be incorporated into electronic equipment or may serve as stand-alone components or devices that are connected to, or used in conjunction with, operating equipment. Complex measurements may be taken at increasing speeds to enhance productivity, offer improved accuracy, provide wider performance ranges, and present repeatable uniformity in results.

       The Company's noise components are used in wireless communication systems as part of built-in test equipment to continuously monitor the receiver. The major application of the noise source products involves some function of detection, calibration, simulation, security and statistical analysis. Impulses of noise are applied to the receiver to measure the radar sensitivity, signal gain, and frequency bandwidth. The products used in conjunction with other electronic components are an effective means of jamming, blocking and disturbing hostile radar and other communications, as well as insulating and protecting friendly communications. The Company's noise source components are also used to test satellite communications receivers for video, telephony and datacom.

      The  Company is capable of calibrating White Gaussian Noise
(AWGN) up to 3 Watts peak over frequency ranges which extend from 10Hz to 99GHz utilizing PIN and Schottky-Barrier diodes packaged in chip and wire assemblies or packaged parts mounted on soft/hard substrates.

      Another important application for the Company's noise components is in integrated subassemblies for applications such as automated test equipment. Increasingly, analog or mixed signal integrated circuits require testing of noise figure. To respond to this requirement, the Company has developed several noise figure subassemblies for use in analog and mixed signal automated test equipment.

      Voltage Controlled Oscillators ("VCOs"). Micronetics designs, manufactures and markets a line of VCOs which provide a precise signal source within a given frequency range. The output frequency of the oscillator is determined by a direct current
("DC")   control  voltage.   This  applied  voltage   tunes   the
oscillator  over  a  specified  range.   The  Company's  products
generate sinusoidal signals in frequency ranges from 100MHz to over 7.5GHz, utilizing packaged silicon bipolar transistors which are controlled by an input voltage signal. Most of the uses of those frequency ranges are identified with wireless applications including some MIL communications and satellite voice/messaging. Products are offered in a series of narrow-band, wide-band and selective octave tuning bandwidths. Depending on the series, packaging configurations for MIL and commercial applications include PIN types, SMT, hermetic and miniature packages.


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

      The Company also uses various methods to promote its products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website. The Company increased its advertising expenditures during Fiscal 2004 and intends to continue these activities in its current fiscal year.

      During Fiscal 2004 and Fiscal 2003, the approximate mix  of sales  was  27% and 26% respectively, for commercial applications
and   73%   and   74%   respectively,  for  Defense   Electronics
applications.


Customers

       The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or larger Fortune 500 companies with world-wide operations. Other than the US Government or its agencies, two customers, Aerosat and Raytheon, accounted for more than ten percent of the Company's consolidated sales in Fiscal 2004; Raytheon accounted for 13.8% and Aerosat accounted for 10.1%. Additionally, ITT accounted for 7.2% and Northrop Grumman accounted for 6.2% of the Company's consolidated sales in Fiscal 2004. The loss of any of these customers would be difficult to replace but it would not result in a material adverse effect on the Company.

      Other customers of the Company include Alcatel, Boeing, BAE Systems, Credence, Ericsson, L-3 Communications, Lockheed Martin, Lucent Technologies, Motorola, NEC, QualComm, Southwest Research, Tektronix, Teradyne and Thales. In addition, direct government customers include Hill AFB, NAVICP and CECOM. The Company's customers generally buy products from the Company on the basis of purchase orders, rather than long-term supply contracts.


Competition

      The Company is subject to active competition in the sale of virtually all of its products. Many of its competitors, including divisions of major corporations, have significantly greater resources than those currently available to the Company. Additionally, some of the Company's customers compete directly by manufacturing certain components themselves, rather than purchasing them from the Company.

      In  the  Defense Electronics market, the Company's  primary competitors  are  Herley Microwave, M/A Com,  Remec,  Filtronics,
American   Microwave,   Signal   Technology,   Advanced   Control
Components and GT Microwave Corp.

      In  its  Commercial Products market, the Company's  primary
competitors   are   Wireless   Telecom   Group,   Inc.,   Spirent
Communications and DBM Microwave, Mini-circuits, Synergy  and  Z-
Comm.

Research and Development

     The Company maintains an engineering staff of 15 individuals as of March 31, 2004, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation. These expenses were $787,594 and $729,566 for Fiscal 2004 and Fiscal 2003, respectively.

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


Employees

     As of March 31, 2004, the Company had 95 full-time employees including 19 engaged in management and administration, 15 in engineering, 55 in production and testing and 6 in sales. It also periodically engages consultants to assist it in various engineering-related activities. The Company believes that its employee relations are good.


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


Risk Factors

      This annual report on form 10-KSB contains forward-looking information that is subject to important risks and uncertainties. The results or events predicted in these statements may differ materially from actual results or events. Results or events could differ from current expectations as a result of a wide range of risk factors. For information regarding some of the risk factors involved in our business and operations, see "Forward-looking statements" contained in "Management's Discussion and Analysis or Plan of Operation" below.


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

      Micro-Con operates out of a 6,000 square foot facility located in Fairfield, NJ, which is leased from an unaffiliated entity.


ITEM 3.   Legal Proceedings.

     In December 2003, the Company was served with a Demand for Arbitration from the company with whom it had entered into a Financial Advisory and Investment Banking Agreement in October 2002 (the "Financial Agreement"). The Company terminated the Financial Agreement after six months since the Company believed it was not receiving much benefit from it. As part of the consideration for the Financial Agreement, the Company issued a warrant to the entity to purchase 50,000 shares of the Company's Common Stock (the "Common Stock"). After Micronetics terminated the Financial Agreement, it discovered information about the entity, which, had it known prior to the execution of the Financial Agreement, would have estopped Micronetics from entering into the Financial Agreement. The entity alleged damages of approximately $235,000, an amount which the Company disputed. Subsequent to the end of Fiscal 2004, the Company and the entity entered into a settlement agreement which would allow the entity to exercise its warrant as to 20,000 shares of Common Stock (the "Shares"). The Company also agreed to pay the entity $10,000. Upon exercise, payment and subsequent sale of the 20,000 Shares, this matter will be concluded. There are no other material legal proceedings to which Micronetics is a party or known to be contemplated at the present time.


ITEM 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.


                            PART II

ITEM 5.   Market  for Common Equity, Related Stockholder  Matters
          and   Small   Business  Issuer  Purchases   of   Equity
          Securities.

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

     The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 2002 until June 22, 2004 as reported by NASDAQ, were as follows:

                                        Bid Prices
                                   High            Low
                                   ----            ---
Quarter Ended
-------------

Fiscal 2003
-----------

     First Quarter                 3.65            2.05
     Second Quarter                3.22            2.01
     Third Quarter                 4.41            2.34
     Fourth Quarter                4.69            3.25

Fiscal 2004
-----------

     First Quarter                 8.35            4.28
     Second Quarter                8.51            4.69
     Third Quarter                 8.03            5.50
     Fourth Quarter                8.79            6.75

Fiscal 2005
-----------

     First Quarter                10.91            5.45
      (through June 22, 2004)

      These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      (b) The number of holders of record of the Common Stock as of June 22, 2004 was 317. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in "street" name.

      (c) The Company has not paid any cash dividends during its two most recent fiscal years, nor any subsequent interim period. Under the Company's loan agreement with Banknorth, N.A. (the "Bank"), it is restricted from paying dividends without the consent of the Bank.


Recent Sales of Unregistered Securities

     On October 16, 2002, the Company entered into a Financial Advisory and Investment Banking Agreement (the "Agreement") with an entity. Pursuant to the Agreement, the Company agreed to grant a three year warrant to purchase 50,000 shares of Common Stock to this entity (or its designees) exercisable at $3.00 per share (the "Warrant"). The Agreement subsequently became the subject of a dispute. In settlement of this dispute, the Company allowed the entity to exercise the warrant as to 20,000 shares and cancelled the balance of the warrant. See Item 3. Legal Proceedings. No underwriters were involved in the transaction. The securities were not sold for cash. The securities were being issued to this entity as part of the consideration for this entity entering into the Agreement and providing the services thereunder. The issuance of the Warrant was accomplished pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company did not engage in any public advertising or general solicitation in connection with this transaction. The Company provided this entity with disclosure of all aspects of the Company's business, including providing this entity and its management with the Company's reports filed with the Securities and Exchange Commission, the Company's press releases, access to the Company's auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of this entity obtained all information regarding the Company they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities as partial consideration for their services.

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

-------------------------------------------------------------------------

Equity
compensation
plans approved
by security
holders             545,260          $4.87                 1,065,490

-------------------------------------------------------------------------

Equity
compensation
plans and
warrants not
approved
by security
holders             212,500          $4.53                      0

-------------------------------------------------------------------------

Total               757,760          $4.78                 1,065,490

-------------------------------------------------------------------------



          Small Business Issuer Purchases of Equity Securities

------------------------------------------------------------------------

Period     (a) Total Number  (b) Average     (c) Total    (d) Maximum
               Of Shares         Price Paid      Number       Number
               Purchased         per Share       of Shares    (or Approx-
                                                 Purchased     imate
                                                 as part of    Dollar
                                                 Publicly      Value) of
                                                 Announced     Shares
                                                 Plans or      that may
                                                 Programs      yet be
                                                               purchased
                                                               under the
                                                               Plans or
                                                               Programs

-------------------------------------------------------------------------

January 1, to
January 31, 2004     0            0               0              0



February 1, to
February 29, 2004    0            0               0              0



March 1 to
March 31, 2004       0            0               0              0



    Total            0            0               0              0

-------------------------------------------------------------------------


ITEM  6.   Management's  Discussion  and  Analysis  or  Plan   of
Operation.

      This section should be read in combination with the accompanying audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. This section contains forward-looking statements and should be read in conjunction with the factors described below under "Forward-looking statements". Where we say "we," "us," "our," "Company" or "Micronetics" we mean Micronetics, Inc. and its subsidiaries.


Recent Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.


Critical Accounting Policies

      The discussion and analysis of the Company's financial condition and the results of its operations are based on the Company's financial statements and the data used to prepare them. The Company's financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on the Company's deferred tax asset and goodwill impairment. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.


Accounts Receivable

     We  perform ongoing credit evaluations of our customers  and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. We regularly monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

Inventories

       Inventory is valued at the lower of cost (first in, first out basis) or market. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company's products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although the Company makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in its inventory and operating results could be affected, accordingly. However, world events have forced our country into various situations of conflict whereby equipment is used and parts may be needed for repair. This could lead to increased product demand as well as the use of some older inventory items that the Company had previously taken reserves on, or had determined to be obsolete.


Valuation of goodwill and intangible assets and their impairment

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other
Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets.

     The Company has goodwill related to an acquisition. We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess non-amortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts.

     On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, we re-evaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly-owned subsidiaries and investments.

Recent Acquisitions

      The following summarizes the impact of the acquisition of Micro-Con that was acquired on January 20, 2003 and added to the Defense Electronics Group that affects period-to-period results.

      On January 20, 2003, the Company acquired substantially all of the assets of Micro-Con. Micro-Con's results of operations have been included in the Consolidated Statement of Income for Fiscal 2003 since January 20, 2003, the date of acquisition. For Fiscal 2003 and Fiscal 2004, other than intercorporate activity, Micro-Con contributed $7,875 and $1,157,004, respectively to the Company's net sales.


(a)  Results of Operations.

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

      Net  revenues  for  Fiscal 2004  were $13,831,706  as compared
to net revenues of $10,676,348 for   Fiscal   2003,   an   increase
of  $3,155,358  or  29.6%. Sales in  the  Defense  Electronics
Group  were  up $2,198,935 or 27.7%,  primarily due   to   a
combination   of   the development capabilities of higher integration
assemblies on long running  defense  programs.   Sales  from  Micro-Con
represented $1,157,004 and 52.6% of such increase. Sales in the in the Commercial Group were up $956,423 or 34.8% due to increased Automated Test Equipment (ATE) market penetration. Both Defense and Commercial Product segments have experienced revenue growth in Fiscal 2004.

      Gross profit as a percent of revenues decreased slightly to
45.5% in Fiscal  2004  compared to 44.1% in Fiscal 2003.
Improvements  in cost   controls  through  outsourcing  in  the
Commercial Group increased the gross profit slightly and offset the slight decrease from a Defense Group program that experienced increased costs as part of production ramp up.

       Selling, general and administrative ("SG&A") expenses improved as a percentage of net sales in Fiscal 2004 to 23.4% from 24.8% from Fiscal 2003. SG&A expenses in the Defense Electronics Group were up 30.3% or $549,880 for Fiscal 2004 over the $1,815,452 for Fiscal 2003. SG&A expenses in the Commercial
Group increased 4.8% or $39,936 for Fiscal 2004 over the $836,420 for Fiscal 2003, due to salary increases.

      Research and development ("R&D") expenses increased 8%
due largely to new product development in the Defense Electronics Group. R&D expenses in the Defense Electronics Group were up 13.8% or $64,229 for Fiscal 2004 due to increased spending on new product development activities. Micro-Con represents 48% of this increase. R&D expenses for the Commercial Group decreased slightly by 2.3% as compared to Fiscal 2003.

      Income from operations increased to $2,265,164 in Fiscal 2004 from $1,329,976 in Fiscal 2003. This increase was due largely to increased net sales, including the full year of Micro-Con operations in Fiscal 2004. The Company had net income of $1,510,680 or $.34 per share-basic and diluted in FY2004. This compared to net income of $1,189,049, or $.27 per
share-basic and diluted,   during  Fiscal  2003.  The  weighted
average   shares outstanding   increased  to  4,388,554  (basic)
and   4,473,701 (diluted)  for Fiscal 2004, as compared to
4,387,309 (basic)  and 4,468,262 (diluted) for Fiscal 2003.

      The Company increased its inventory reserves by $95,014  to
$152,805  in Fiscal 2004 as compared to $57,791 in Fiscal  2003.   The
Company used $159,823 of reserves in Fiscal 2004 to write off or devalue inventory.

     In accordance with SFAS 142, impairment testing of  goodwill was  done in the fourth quarter of Fiscal 2004 and 2003 and  will
continue to be performed annually, in the fourth quarter.   There
was no impairment of goodwill in Fiscal 2004 and 2003.


     (b)  Liquidity and Capital Resources.

      On  March 31, 2004, the Company's working capital  was
$6,751,746    as    compared    with    working    capital     of
$6,558,077  at March 31, 2003.   This  reflects  a current ratio
of 4.3 to 1 at March 31, 2004, as compared to 5.4 to 1 at March 31, 2003. The lower ratio in Fiscal 2004 is due largely to the $1.2 million purchase of treasury stock in Fiscal 2004.


      Net cash of $2,158,720 was provided by operating activities during Fiscal 2004 as compared to $1,157,306 during
Fiscal  2003.   Net  cash provided by  investing  activities
during  Fiscal 2004 was   $314,087 as compared  to  net  cash
used by investing activities of ($2,045,449) during Fiscal 2003. Most of the usage in Fiscal 2003 was as a result of the purchase of marketable securities and the purchase of equipment. During Fiscal 2004 the Company sold $886,255 of investments to support the purchase of $1.2 million of treasury stock from the estate of the Company's former CEO. Net cash used in financing activities during Fiscal 2004 was $1,515,993 as compared to $81,223 provided during Fiscal 2003. This was due largely to the $1.2 million purchase of treasury stock in Fiscal 2004.

      In accordance with loans from the Bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the Bank in the amount of $1,500,000. As of March 31, 2004, there was no outstanding balance on this line of credit.

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


Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.


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

      The significant slowdown in capital spending by certain of our customers, coupled with existing economic and geopolitical uncertainties and the potential impact on customer demand, has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of changes in industry and market conditions, many of our customers have significantly reduced their capital spending. Our revenues and operating results in our Commercial Group have been and may continue to be materially and adversely affected by reductions in capital spending by our customers.

Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate.

Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

       -our ability to successfully implement programs to stimulate sales by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their products;

       -our ability to successfully complete programs on a timely basis, to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;

       -our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;

       -increased price and product competition in our markets;

       -the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities and other items in our consolidated financial statements;

       -our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of  products  based  on new and developing technologies,  the delivery of high quality products at competitive prices,  the maintenance  of  technological leadership, the  effectiveness
of   our   internal  processes  and  organizations  and   the
retention of qualified personnel;

       -fluctuations in our gross margins;

       -the development, introduction and market acceptance of new technologies;

       -variations in sales channels, product costs and the mix of products sold;

       -the size and timing of customer orders and shipments;

       -our ability to maintain appropriate inventory levels;

       -the impact of acquired businesses and technologies;

       -the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products;

       -changes in legislation, regulation and/or accounting rules;

       -the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage; and

       -acts of terrorism or the outbreak of hostilities or armed conflict between countries.

Economic conditions in the United States, Europe and globally affecting our markets, as well other trends and factors affecting our markets, are beyond our control and may result in reduced demand and pricing pressure on our products.

There are trends and factors affecting our markets that are beyond our control and may affect our operations. Such trends and factors include:

       -adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

       -adverse changes in our current credit condition or the credit quality of our customers and suppliers;

       -adverse changes in the market conditions in our markets;

       -the trend towards the sale of integrated products;

       -visibility to, and the actual size and timing of, capital expenditures by our customers;

       -inventory practices, including the timing of product and service deployment, of our customers;

       -policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

       -the   overall   trend   toward  industry  consolidation   and
    rationalization   among   our  customers,   competitors   and
    suppliers;

       -conditions   in   the  broader  market   for   military   and
    communications products;

       -governmental   regulation  or  intervention   affecting   our
    products; and

       -the   effects  of  war  and  acts  of  terrorism,   such   as
    disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

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

      Our gross margins may be negatively affected as a result of a number of factors, including:

       -increased price competition;

       -excess capacity or excess fixed assets;

       -customer and contract settlements;

       -higher product, material or labor costs;

       -increased inventory provisions or contract and customer settlement costs;

       -warranty costs;

       -obsolescence charges;

       -loss of cost savings on future inventory purchases as a result of high inventory levels;

       -introductions of new products and costs of entering new markets;

       -increased levels of customer services;

       -Changes in distribution channels; and

       -Changes in product and geographic mix.

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

     Other effects of a high level of debt include the following:

       -we may have difficulty borrowing money in the future or accessing sources of funding;

       -we  may  need  to use a large portion of our cash  flow  from
    operations   to   pay   principal   and   interest   on   our
    indebtedness,   which  would  reduce  the  amount   of   cash
    available to finance our operations and other business activities;

       -A   high  debt  level,  arduous  or  restrictive  terms   and
    conditions, or lower than expected cash flows would  make  us
    more   vulnerable   to   economic   downturns   and   adverse
    developments in our business; and

       -if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

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

     These risks and uncertainties include:

       -the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;

       -the  risk  that future valuations of acquired businesses  may
    decrease   from   the  market  price  we   paid   for   these
    acquisitions;

       -the   generation   of  insufficient  revenues   by   acquired
    businesses to offset increased operating expenses associated with these acquisitions;

       -the  potential difficulties in completing in-process research
    and   development  projects  and  delivering   high   quality
    products to our customers;

       -the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;

       -the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

       -the   potential  loss  of  key  employees  of  the   acquired
    businesses;

       -the risk that acquired businesses will divert the attention of our senior management from the operation of our business;
    and

       -the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

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




ITEM 7.  Financial Statements.


     This information is contained on pages F-1 through F-21 hereof.

(a) (1) Financial Statements                          Page
        --------------------                          ----
     Report of Independent Registered Pubic
     Accounting Firm                                  F-1

     Consolidated Balance Sheets, March 31,
     2004 and 2003                                    F-2

     Consolidated Statements of Income For the
     Years Ended March 31, 2004 and 2003              F-3

     Consolidated Statement of Shareholders'
     Equity For the Years Ended March 31,
     2004 and 2003                                    F-4

     Consolidated Statements of Cash Flows For the
     Years Ended March 31, 2004 and 2003              F-5

     Notes to Consolidated Financial Statements,
     March 31, 2004 and 2003.                         F-6


ITEM 8.      Changes  In  and  Disagreements With Accountants  on
             Accounting and Financial Disclosure.

     None.


ITEM 8A.     Controls and Procedures.

     The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

     The Company's Chief Executive Officer and Vice President-Finance (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this Annual Report on Form 10-KSB. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.



                            PART III


      The  information to be contained in Items 9-12 and Item  14 herein is incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2004.



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

     10.1 Stock Option Plan, incorporated by reference to Exhibit 10.8 of the Company's Annual Report Form
             10-KSB for its fiscal year ended March 31, 1994.

     10.2    First Amended and Restated 1996 Stock Option
             Plan, incorporated by reference to Exhibit 99 of Registration Statement No. 333-46646 filed on Form S-8.

      10.3   2003 Stock Incentive Plan, incorporated  by
             reference   to  Appendix  A  to  the   Company's
             Definitive Proxy Statement filed with the SEC on September 24, 2003.

     10.4    Mortgage Note dated February 13, 2004 by  the
             Company to Banknorth, N.A.

     10.5    Mortgage  Deed and Security Agreement  dated
             February 13, 2004 between the Company and Banknorth,
             N.A.

     10.6    Asset Purchase Agreement between the Company
             and Microwave Concepts, Inc. and Anthony Pospishil dated December 26, 2002 incorporated by reference to
             Exhibit 10.9 of the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2003 ("Fiscal 2003").

      10.7   Employment Agreement between the Company  and
             Anthony    Pospishil   dated   January   20, 2003
             incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-KSB for Fiscal
             2003.

     10.8   Purchase and Sale Agreement between Harold S.
            Maddix and Donald F. Kilduff, as Trustees of Enon Nominee Trust u/d/t dated April 22, 1994 and Enon Microwave, Inc. dated as of February 28, 2003, incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-KSB for Fiscal 2003.

     10.9   Commercial Promissory  Note dated  March  27, 2003 by
            Enon Microwave, Inc. in favor of Massachusetts Development Finance Agency,incorporated by reference to Exhibit
            10.12 of the Company's Annual Report on Form 10-KSB for Fiscal 2003.

     21     List of Subsidiaries of the Company.

     23.1    Consent of Goldstein Golub Kessler LLP dated
             June 28, 2004.

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


                                   MICRONETICS, INC.



Dated: June 24, 2004               By:/s/David Robbins
                                      --------------------------
                                      David Robbins, President


      In accordance with the Exchange Act this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                     Date
---------                     -----                     ----

/s/David Robbins         President and Director      June 24, 2004
-------------------      (principal executive
David Robbins             officer)


/s/David Siegel          Director                    June 24, 2004
-------------------
David Siegel


/s/Emanuel Kramer        Director                    June 24, 2004
-------------------
Emanuel Kramer


/s/Dennis Dow            Vice President - Finance    June 24, 2004
-------------------      (principal financial and
Dennis Dow                accounting officer)




      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Shareholders of Micronetics, Inc.


      We have audited the accompanying consolidated balance sheets of Micronetics, Inc. and Subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronetics, Inc. and Subsidiaries as of March 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.



                                  /s/Goldstein Golub Kessler LLP
                                  ------------------------------
                                  Goldstein Golub Kessler LLP


New York, New York
May 7, 2004, except for Note 11
which is dated June 24, 2004


                MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2004 AND 2003

                              ASSETS

                                        2004         2003
                                      ---------    ---------
Current assets:
  Cash and cash equivalents         $ 2,147,836   $1,191,022
  Marketable securities                 551,935    1,438,190
  Accounts receivable, net of
   allowance for doubtful accounts of
   $79,384 and $41,891, respectively  2,379,717    1,870,442
  Inventories                         3,576,027    3,456,739
  Prepaid expenses                      116,531       90,649
  Deferred tax asset                      3,994            -
  Other current assets                   26,575        2,241
                                     ----------   ----------
     Total current assets             8,802,615    8,049,283
                                     ----------   ----------
Property, Plant and Equipment - net   3,038,506    2,956,216
Other assets:
 Security deposits                        5,335          484
 Goodwill                             1,117,197    1,117,197
                                     ----------   ----------
     Total other assets               1,122,532    1,117,681
                                     ----------   ----------
                                    $12,963,653  $12,123,180
                                     ==========   ==========
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
  Accounts payable                      538,141      345,244
  Accrued expenses                      951,921      626,950
  Deferred revenue                        2,000       48,995
   Income taxes payable                 204,280      150,929
  Long-term debt - current portion      320,091      260,006
  Capitalized lease obligations -
   current portion                       34,436       59,082
                                     ----------   ----------
Total current liabilities             2,050,869    1,491,206
  Long-term debt - net of current
   portion                              891,452    1,489,284
  Capitalized lease obligations
    - net of current portion             28,908       58,715
  Deferred tax liability                162,582            -
                                     ----------   ----------
                                      3,133,811    3,039,205
                                     ----------   ----------
  Commitments and contingencies

  Shareholders' equity:
    Preferred stock - $.10 par
    value; 100,000 shares authorized;
    no shares issued and outstanding          -            -
  Common stock - $.01 par value;
    10,000,000 shares authorized; 4,571,326
     and 4,434,001 issued, respectively
     4,251,326 and 4,434,001 outstanding,
     respectively                        42,513       44,340

  Additional paid in capital          4,930,449    4,493,435
  Retained earnings                   6,056,880    4,546,200
                                     ----------   ----------
                                     11,029,842    9,083,975
  Treasury stock, 320,000 shares,
   at cost                           (1,200,000)           -
                                     ----------   ----------
  Total shareholders' equity          9,829,842    9,083,975
                                     ----------   ----------
                                    $12,963,653  $12,123,180
                                     ==========   ==========

   See accompanying notes to consolidated financial statements.


                MICRONETICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME


                                            Years Ended March 31,
                                            2004            2003
                                         ----------       ---------
Net sales                               $13,831,706     $10,676,348
Cost of sales                             7,537,260       5,964,934
                                         ----------       ---------
Gross profit                              6,294,446       4,711,414
                                         ----------       ---------
Operating expenses:
Selling, general and administrative       3,241,688       2,651,872
Research and development                    787,594         729,566
                                         ----------       ---------
Total operating expenses                  4,029,282       3,381,438
                                         ----------       ---------
Income from operations                    2,265,164       1,329,976
                                         ----------       ---------
Other (expense) income:
  Interest income                            35,011          67,958
  Interest expense                          (83,636)       (111,745)
  Rental income                              60,971          80,468
  Miscellaneous (expense) income             (7,045)         56,095
  Loss on sale of assets                    (54,785)              -
                                         ----------       ---------
  Total other (expenses) income             (49,484)         92,776
                                         ----------       ---------
Income before provision for income
 taxes                                    2,215,680       1,422,752

Provision for income taxes                  705,000         233,703
                                         ----------       ---------
Net income                              $ 1,510,680      $1,189,049
                                         ==========       =========
Earnings per common share:
 Basic                                         $.34            $.27
 Diluted                                       $.34            $.27

Weighted average shares outstanding:
 Basic                                    4,388,554       4,387,309
 Diluted                                  4,473,701       4,468,262

    See accompanying notes to consolidated financial statements.

                      MICRONETICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                     Common Stock
                    -----------------    Additional
                                Par      Paid-In     Retained   Treasury
                   Shares       Value    Capital     Earnings   Stock        Total
                   ---------   -------  ----------  ----------  ---------  ---------
Balance -
 April 1, 2002     4,338,489   $43,385  $4,455,497  $3,357,151  $(103,363) $7,752,670

Exercise of stock
 options             132,500     1,325     239,726                            241,051

Purchase of
 treasury shares      (36,988)     (370)                          (98,425)    (98,795)

Retirement of
 treasury shares                           (201,788)              201,788           -

Net income                                           1,189,049              1,189,049
                    ---------   -------  ---------- ----------  ---------  ----------
Balance -
 March 31, 2003     4,434,001    44,340   4,493,435  4,546,200          -   9,083,975

Exercise of stock
 options              137,325     1,373     274,834                           276,207

Issuance of stock
 options for services                         4,200                             4,200

Tax benefit from exer-
 cise of stock options                      154,780                           154,780

Purchase of treasury
 shares              (320,000)   (3,200)      3,200             (1,200,000)(1,200,000)

Net income                                          1,510,680               1,510,680
                    ---------   -------  ---------- ----------  ---------- ----------
Balance -
 March 31, 2004     4,251,326   $42,513  $4,930,449 $6,056,880 $(1,200,000)$9,829,842
                    =========   =======  ========== ==========  ========== ==========

         See accompanying notes to consolidated financial statements.

                   MICRONETICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Years Ended March 31,
                                                 2004          2003
                                              ---------     ---------
Cash flows from operating activities:
 Net income                                  $ 1,510,680    $1,189,049
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                    435,093       344,398
 Loss on sale of Fixed Asset                      54,785             -
 Bad debt                                         37,493       (27,348)
 Inventory reserve                                95,014       (71,902)
 Deferred taxes                                  158,588        61,059
 Options issued for services                       4,200             -
 Tax benefit upon exercise of stock options      154,780             -

Changes in operating assets and liabilities:
 Accounts receivable                            (546,769)     (263,699)
 Inventories                                    (214,302)     (306,616)
 Prepaid expenses, other
  current assets, and other assets               (55,066)       99,690
 Accounts payable                                192,897      (162,290)
 Accrued expenses and deferred revenue           277,976       169,478
 Income taxes payable                             53,351       125,487
                                               ---------     ---------
Net cash provided by operating activities      2,158,720     1,157,306
                                               ---------     ---------
Cash flows from investing activities:
 Net proceeds from sale of marketable securities 886,255      (935,718)
 Purchase of equipment                          (605,668)   (1,109,731)
 Proceeds from disposal of fixed assets           33,500             -
                                               ---------     ---------
Net cash provided by (used in) investing
 activities                                      314,087    (2,045,449)
                                               ---------     ---------
Cash flows from financing activities:
 Retirement of notes and mortgages payable    (1,146,540)            -
 Proceeds from mortgage payable                  630,000       352,750
 Payment on mortgages payable                    (21,207)     (364,279)
 Payment of capital lease obligations            (54,453)      (49,504)
 Net proceeds from exercise of stock options     276,207       241,051
Purchase of treasury shares                   (1,200,000)      (98,795)
                                               ---------     ---------
Net cash (used in) provided by
 financing activities                         (1,515,993)       81,223
                                               ---------     ---------
Net change in cash and cash equivalents          956,814      (806,920)

Cash and cash equivalents, at beginning
 of year                                       1,191,022     1,997,942
                                               ---------     ---------

Cash and cash equivalents, at end of year     $2,147,836    $1,191,022
                                               =========     =========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the years for:
 Interest                                     $   81,890    $  109,614
                                               =========     =========
 Income taxes                                 $  343,596    $   10,000
                                               =========     =========

    See accompanying notes to consolidated financial statements.

                 MICRONETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2004 AND 2003


1.   PRINCIPAL  BUSINESS  ACTIVITY  AND  SUMMARY  OF  SIGNIFICANT
     ACCOUNTING POLICIES:

     Summary of operations -
     ---------------------

     Micronetics, Inc. and Subsidiaries (collectively the "Company") are engaged in the design, development, manufacturing and marketing of a broad range of high performance wireless components and test equipment used in cellular, microwave, satellite, radar and communication systems around the world.

     The consolidated financial statements include the accounts of Micronetics, Inc. ("Micronetics") and its wholly owned subsidiaries, Microwave & Video Systems, Inc. ("MVS"), Enon Microwave, Inc. ("Enon") and Microwave Concepts, Inc. ("MicroCon"). All material intercompany balances and transactions have been eliminated in consolidation.

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

     Use  of estimates -
     -----------------

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

     Cash  and cash equivalents-
     --------------------------

     For purposes of the statements  of
     cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     Marketable  securities  -
     ----------------------

     The Company's  marketable  securities
     consist of Bond mutual funds that are carried at fair value; any unrealized gains or losses are included in income.

     Accounts receivable -
     -------------------

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

     Inventories  -
     -----------

     Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

     Property, Plant and Equipment -
     -----------------------------

     Depreciation of property, plant
     and equipment ("PPE") is computed by both straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their expected useful lives.

     Goodwill  -
     --------

     Goodwill  relates to  the  Company's  acquisitions
     accounted for under the purchase method of accounting. Under the purchase method of accounting, the excess of the purchase price over the identifiable net assets of the acquired entity is recorded as goodwill.

     As of March 31, 2004 and 2003, the Company has goodwill of $1,117,197 in connection with its acquisition of Enon in March 2002.

     Income   taxes-
     --------------

     The  financial  statements  (including   the
     provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

     Concentration  of credit risk -
     -----------------------------
     The Company maintains  cash  in
     bank  deposit accounts that, at times, exceed federally insured
     limits.   The Company has not experienced any losses  on  these
     accounts.

     Fair  value  of  financial instruments -
     --------------------------------------

     The  carrying  amounts
     reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying-amount of the Company's long-term debt also approximates fair value.

     Revenues -
     --------

     Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements' ("SAB 104") when the following criteria are met: persuasive evidence of an arrangement exists, delivery of product has occurred, the price to the buyer is fixed or determinable, and collectibility is probable. The Company has no obligation to customers after the date on which products are delivered other than pursuant to warranty obligations.

     At this time, Micronetics does not offer a right to return any Micronetics product (other than for warranty obligations), has no post-shipment obligations, has no policy of awarding credits or discounts and currently offers no price protection or similar privileges. Unless purchasers acquire an extended warranty, which is a new program, Micronetics offers a one-year warranty policy and establishes a warranty reserve. Micronetics charges to expense, when incurred, any warranty costs not covered by the change in reserve. In order to return a product, Micronetics requires a customer to obtain a Return Material Authorization. This policy is the same for each of Micronetics' two segments (Defense Electronics Group and Commercial Products Group). As of March 31, 2004 and 2003, the Company has not set up a warranty reserve, due to warranty expense being insignificant.

     Research  and development -
     -------------------------
     Research and development costs  are
     charged to expense in the year incurred. The amounts expended for the years ended March 31, 2004 and 2003 were $787,594 and $729,566, respectively.

     Impairment of long-lived assets -
     -------------------------------

     The Company assesses the need to record impairment losses on long-lived assets, including fixed assets, goodwill and other intangible assets, to be held and used in operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at their lower of the carrying value or fair value less costs to sell. Additionally, goodwill is assessed for impairment on an annual basis.

     On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly-owned subsidiaries and investments. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company has tested their valuation of goodwill that existed as of March 31, 2004 and 2003, and has determined that no impairment exists.

     Earnings per share -
     ------------------

     Basic and diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

     Reclassifications -
     -----------------

    Certain reclassifications have been made to the prior year's consolidated financial statements to conform to current year's presentation.

     Recent  accounting pronouncements -
     ---------------------------------

     Management does not believe
     that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

     Stock based compensation -
     ------------------------

     The Company measures employee stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation.

     Pro  forma information regarding net income (loss) and net loss per  share  is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2004 and
     2003:   risk-free  interest  rates  of  2.27-4.80%  and  5.42%,
     respectively; no dividend yield; volatility factors of the expected market price of the Company's common stock of 75% and 60%, respectively, and expected lives of the options were estimated at approximately 2-1/2 and 1-1/2 years, respectively. The weighted average fair value of stock options granted for the years ended March 31, 2004 and 2003 was $3.27 and $1.53, respectively.

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

    For  purposes of pro forma disclosures, the estimated fair value of  the  options  is  amortized to  expense  over  the  options'
    vesting  period.   The  Company's pro forma  information  is  as
    follows:

                                                March 31,
                                          ---------------------
                                             2004        2003
                                          ---------   ---------
Net income-as reported (in 000's of $'s)  $  1,511   $    1,196
Deduct: stock-based employee compensation
  expense determined under fair-value based
  method, net of income tax effect             202           91
                                             -----        -----

Net income-pro forma(in 000's of $'s)     $  1,309   $    1,105
                                             =====        =====
Basic income per share- as reported       $   0.34   $     0.27
                                             =====        =====
Basic income per share- pro forma         $   0.30   $     0.25
                                             =====        =====
Diluted income per share- as reported     $   0.34   $     0.27
                                             =====        =====
Diluted income per share- pro forma       $   0.29   $     0.25
                                             =====        =====

2.   ACQUISITIONS

     On January 20, 2003, the Company acquired substantially all of the assets of MicroCon. In accordance with Statement of Financial Accounting Standards #141 ("SFAS 141"), Business Combinations, this acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The results of operations have been included from the date of acquisition through March 31, 2003.

     The aggregate purchase price was $541,069, which was comprised entirely of liabilities assumed.

     Following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Micro-Con at the January 20, 2003, the acquisition date:

Accounts  receivable, net of allowance
  for  doubtful  accounts  of $3,840     $   72,969
Inventory                                   168,441
Plant and equipment                         288,176
Prepaid expenses                             11,483
Accounts payable                           (379,392)
Accrued expenses                            (28,928)
Long-term debt                             (132,749)
                                           ---------
                                          $        -
                                           =========

3.   INVENTORIES

     Inventories consist of the following:

                                             March 31,
                                        ---------------------
                                         2004         2003
                                        --------   ----------
Raw materials and work-in-process    $ 3,243,381 $  2,795,616
Finished goods                           485,451      718,914
                                       ---------    ---------
                                       3,728,832    3,514,530
Less: allowance for obsolescence        (152,805)     (57,791)
                                       ---------    ---------
                                     $ 3,576,027 $  3,456,739
                                       =========    =========


4.   PROPERTY, PLANT AND EQUIPMENT:

     Property, Plant and Equipment, consists of:

                                      March 31,
                                ------------------------------------
                                                        Estimated
                                    2004      2003      Useful Life
                                --------------------    ------------

 Land                         $   162,000 $  162,000    -
 Buildings                      1,503,343  1,428,775    20 to 40 years
 Machinery and equipment        5,530,523  4,884,340    5 to 7 years
 Furniture and fixtures           126,993    126,993    7 years
                                ---------  ---------
                                7,322,859  6,602,108
 Less accumulated depreciation  4,284,353  3,645,892
                                ---------  ---------
                               $3,038,506 $2,956,216
                                =========  =========


5.   ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                          March 31,
                                    ---------------------
                                      2004          2003
                                    --------     --------
Trade payables                   $   134,716  $   141,125
Professional fees                     67,135       52,674
Payroll, benefits and related taxes  615,844      410,946
Miscellaneous                        134,226       22,205
                                    --------     --------
                                 $   951,921  $   626,950
                                    ========     ========

6.   LONG-TERM DEBT

     The following table summarizes the Company's long-term debt:

                                            March 31,
                                      -----------------------
                                        2004         2003
                                      ---------    ----------
      Promissory note
         Due March 2007 (a)        $    250,000 $    750,000
      Mortgage payable  - 6.763%
         Due March 2016 (b)                   -      286,539
      Promissory note at Prime plus 1%
         Due February 2006 (c)                -      360,001
      Mortgage payable - 6.5%
         Due March 2013 (d)             341,134      352,750
      Mortgage Payable - 5.75%
         Due February 2009 (e)          620,409            -
      Capital lease obligations (f)      63,344      117,797
                                      ---------    ---------
      Total                           1,274,887    1,867,087
      Less current portion              354,527      319,088
                                      ---------    ---------
      Long-term debt net of        $    920,360 $  1,547,999
      current portion                 =========    =========


           (a) In March 2002, the Company entered into promissory note payable, with a commercial bank for $1,000,000. The note is for five years and bears interest at 6.25% per year. Quarterly repayments of principal of $50,000 are required under the terms of this note. During the year ended March 31, 2004, the Company in addition to their required quarterly repayments repaid $300,000 of principal, with accrued interest thereon. All business assets of Micronetics secure this note.

           (b) In February 1996, the Company financed the purchase of its headquarters building with two loans, one of which was financed by the Small Business Administration ("SBA") defined below, and the other was from a commercial bank for $440,000(c). The SBA loan was originally in the amount of $365,000, accrued interest at 6.763% per annum. This loan was secured by the land and building of the Company's headquarters. In February 2004, the Company repaid the SBA loan.

           (c) In addition to the SBA loan, in February 1996 the Company entered into a ten-year promissory note for $440,000 to purchase their headquarters. The note bore interest at prime plus 1%, or 4.75% as of March 31, 2003. This loan was secured by the land and building of the Company's headquarters. In February 2004, the Company repaid this note.

           (d) In March 2003, in connection with the purchase of a commercial condominium housing a portion of the Company's Enon Division, the Company entered into a mortgage payable for $352,750. The note bears interest at 6.5% per annum, is due in monthly installments of $2,391, including interest, until March 2013 when the balance is due. The commercial condominium housing and all other tangible property of Enon secure this mortgage.

           (e) In February 2004, the Company refinanced its mortgage on it headquarters, with the repayment of the SBA loan (b) and the Promissory note at Prime plus
           1% (c), along with entering into a new five year mortgage payable for $630,000 with interest at 5.75%, payable in monthly installments of $12,107. This loan is secured by the land and building of the Company's headquarters.

     (f)    Obligations Under Capital Leases:

            Capital leases payable are reflected at their present value based upon an imputed interest rate of 9% per annum. The assets underlying the leases secure the leases. The assets are depreciated over their estimated productive lives.

            Fixed assets underlying capital leases are as follows:


                                          March 31,
                                     -------------------
                                      2004        2003
                                     -------     -------

     Machinery and equipment     $   225,488 $   225,488
     Less: accumulated depreciation   79,303      56,754
                                     -------     -------
                                 $   148,185 $   168,734
                                     =======     =======

     Additionally, the Company has been extended a $1,500,000 line of credit from a commercial bank. This line was issued on March 25, 2002 and expires on July 30, 2004, with a rate of .5% above the bank index of 4.0%, as of March 31, 2004. The Company has not drawn on any funds available under this line as of March 31, 2004.

      The Company is in compliance with all debt covenants as of March 31, 2004 and 2003.

      Aggregate annual maturities of long-term debt, including capital leases, are as follows:

                    Capital      Mortgages
     Year Ending    Leases       and Notes
      March 31,     Payable      Payable         Total
     -------------------------------------------------

        2005    $    39,305 $    320,091 $     359,396
        2006         25,486      179,992       205,478
        2007         10,750      137,716       148,466
        2008              -      145,833       145,833
        2009              -      143,521       143,521
      Thereafter          -      284,390       284,390
                     ------    ---------     ---------
                     75,541    1,211,543     1,287,084
           Less:     12,197            -        12,197
        Interest     ------    ---------     ---------
                $    63,344 $  1,211,543 $   1,274,887
                     ======    =========     =========

7.   PREFERRED STOCK

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


8.   SHAREHOLDERS' EQUITY

     During the years ended March 31, 2004 and 2003, the Company issued a total of 137,325 and 132,500 shares, respectively, for net proceeds of approximately $276,000 and $241,000, respectively, upon the exercise of stock options granted under the Company's various option plans. During the year ended March 31, 2003, certain employees exercised options by delivering 17,050 shares of common stock held by them.

     In November 2003 the Company purchased 320,000 shares of its common stock from the estate of the Company's former President and Chief Executive Officer for $1,200,000. The purchase, accounted at cost, was at $3.75 per share, representing a 49% discount to the closing market price of the Company on the date of purchase.


9.   OPTIONS AND WARRANTS

          During the year ended March 31, 1995, the Company adopted a stock option plan, the "1994 Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock.

          During the year ended March 31, 1997, the Company adopted a stock option plan, the "1996 Plan", pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock. During the year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of Common Stock that may be granted under the Plan to 600,000, for a total available of 900,000 shares.

          During the year ended March 31, 2004, the Company adopted a stock option plan entitled "The 2003 Stock Incentive Plan" (the "2003 Plan") pursuant to which the Company may grant options to purchase up to 900,000 shares of Common Stock plus any shares of Common Stock remaining available for issuance as of July 22, 2003 under the 1994 Plan and the 1996 Plan.

          During the year ended March 31, 2004, the Company granted options to purchase 8,000 shares of common stock to consultants for services to be provided. These options are exercisable at $7.12 per share, and vest 25% per year on each anniversary date, with an expiration of five years from the date of issuance for all options. The Company has valued these at their fair value on the date of grant using the Black-Scholes option-pricing model. During the year ended March 31, 2004, the Company recorded a $4,200 charge related to portions of options that vest over the first year of vesting.

          The following table illustrates the Company's stock option issuances and balances as of, and during the years ended March 31, 2004 and 2003:

                                 Shares         Weighted
                              Underlying        Average
                               Options       Exercise Price
                              ----------     --------------
 Outstanding at April 1, 2002    736,685          $4.04
   Granted                       357,000           3.27
   Exercised                     (97,500)          1.79
   Canceled                     (122,750)          2.86
                                 -------           ----
 Outstanding at March 31, 2003   873,435           4.13
   Granted                       137,000           6.88
   Exercised                    (154,375)          2.67
   Canceled                     (118,300)          4.83
                                 -------           ----
 Outstanding at March 31, 2004   737,760          $4.82
                                 =======           ====

 The following table summarizes information about stock options outstanding at March 31, 2004:

                                 Weight-         Weight-
                                 Average         Average                    Weight-Average
                                 Remaining       Exercise Price             Exercise Price of
   Range of         Number    Contractual life   of Shares     Number       Shares
Exercise Prices   Outstanding   (In Years)       Outstanding   Exercisable  Exercisable
---------------------------------------------------------------------------------------------
$0.00 -$2.96     114,125        2.57            $ 2.05       63,344        $ 1.90

$2.97 -$3.91     192,675        3.59              3.60       71,169          3.48

$3.92 -$4.63     192,460        2.45              4.29       97,420          4.32

$4.64 -$6.90      53,000        2.08              5.83       32,250          5.50

$6.91 -$8.63     149,500        3.30              7.68       53,000          8.63

$8.64 -$11.00     36,000        0.88              9.70       34,850          9.69
                 -------        ----              ----      -------          ----
                 737,760        2.77            $ 4.82      352,033        $ 4.98
                 =======        ====              ====      =======          ====

          During the year ended March 31, 2003, the Company entered into an agreement with a financial consultant, whereby it granted a three-year warrant to purchase 50,000 shares of the Company's common stock at $3.00 per share. This warrant, and issues related to its issuance and exercise, were under litigation proceeding as of March 31, 2004. In June 2004, the Company reduced the number of shares to be issued upon exercise of this warrant to 20,000 shares of common stock as a settlement in these litigation proceedings (see Note 11).



10.  INCOME TAXES

     The Company and its subsidiaries file a consolidated Federal income tax return.

     Deferred income taxes result from temporary differences between income reported for financial and income tax purposes. These temporary differences result primarily from amortization of goodwill, depreciation, prepaid expenses and certain accrued expenses that are deductible for tax purposes. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

     Tax benefits from early disposition of the stock by optionees under incentive stock options and from exercise of non-qualified options are credited to additional paid-in capital.
        <CAPTIONn>
     The following sets forth the provision for income taxes:

                                                March 31,
                                           --------------------
                                             2004        2003
                                           --------    --------
     Current:
        Federal income tax                $ 403,000  $   88,656
        State income tax                    143,412     121,979
     Deferred:
        Federal                             122,852      54,497
        State                                35,736      15,930
     Utilization  of net operating  loss          -     (47,359)
     carry forward                          -------     -------
        Provision for income tax          $ 705,000  $  233,703
                                            =======     =======

     The difference between the income tax provision computed at the Federal statutory rate and the actual tax provision is accounted for as follows:

                                                        March 31,
                                                   ------------------
                                                    2004       2003
                                                   -------    -------
 Taxes  computed at the Federal statutory rate  $  753,331 $  483,736

 State income tax (net of Federal benefit)         140,894     70,522
 Effect of permanent differences                   (99,225)   (26,906)
 Research  and  development  tax credits           (90,000)  (353,607)
 Utilization  of  net  operating loss carryforward       -     47,359
 Other                                                   -     12,599
                                                   -------   --------
        Income tax provision                    $  705,000 $  233,703
                                                   =======   ========

Tax deferred assets (liabilities) are comprised of as follows:

                                       March 31,
                                   2004        2003
                                 --------    --------
Current deferred tax asset:
  Accrued expenses              $   19,970   $      -
  Prepaid expenses                 (15,976)         -
                                   -------     -------
                                $    3,994   $      -
                                   =======    ========
Long term deferred tax liability:
 Goodwill amortization           $  (59,495) $      -
 Depreciation                      (103,087)        -
                                    -------   --------
                                 $ (162,582) $      -
                                    =======   ========

11.  COMMITMENTS AND CONTNGENCIES

     Leases:

     The   Company   is   obligated  under  various  non-cancelable
     operating leases for manufacturing facilities, which leases expire through March 31, 2008.

     The aggregate future minimum lease payments, excluding escalation charges, are as follows:


           Year Ending March 31,
           --------------------
                 2005         $    146,952
                 2006              119,352
                 2007              119,352
                 2008               70,152
                                   -------
                              $    455,808
                                   =======

     Rent  expense including real estate taxes, for the year  ended
     March   31,   2004  and  2003  was  $145,731   and   $210,015,
     respectively.

     The Company leases a portion of its headquarters facility. Total rental income for the years ended March 31, 2004 and 2003 were $60,971 and $80,468, respectively. This lease expires in August 2004.

     Employment Agreements:

     Micro-Con entered into a three-year employment agreement with a key employee with a base salary of $110,000 per annum terminating January 20, 2006. It also provides for additional incentive compensation based on meeting certain pre-established criteria.

     Legal Proceedings:

     In December 2003, the Company was served with a Demand for Arbitration from EarlyBirdCapital, Inc., ("EBC") a company with whom it had entered into a Financial Advisory and Investment Banking Agreement in October 2002 (the "Agreement"). As part of the consideration for the Agreement, the Company had issued a warrant to EBC to purchase 50,000 shares of the Company's Common Stock at $3.00 per share, and also paid to EBC an aggregate of $18,000 in retainer fees for the Agreement. The Company terminated the Agreement after six months, as the Company believed it was not receiving much benefit from it. Subsequent to the termination of the
     Agreement, EBC attempted to exercise their warrants. The Company did not issue such shares underlying the warrant, due to the fact that the Company became aware of information regarding EBC, which in the opinion of management caused a conflict of interest between EBC and the Company prior to initiation of the Agreement. Had the Company known of such information, it would not have entered into the Agreement with EBC initially, and has therefore refused to acknowledge issuance and exercise of the warrant. EBC has commenced arbitration proceedings in an attempt to recover damages that it alleges to have suffered as a result of the Company's refusal to acknowledge the exercise of the warrant. EBC alleged damages of approximately $235,000, an amount that the Company disputed. The Company countered EBC's claim, by pursing the recovery of the Agreement initiation fee. In June 2004, as part of the settlement of this legal proceeding, the Company reduced the number of shares to be issued upon exercise of the warrant to 20,000 shares of common stock, agreed to pay $10,000 and waived their claim to the Agreement retainer fee.

     Other than the litigation with EBC, as mentioned above, the Company is not a party, or knows of it being involved in any other material legal proceedings at the present time.


12.  MAJOR CUSTOMERS

     Two non-governmental customers accounted for approximately 14% and 10% of the Company's sales in the year ended March 31, 2004, and for 6% and 5% in the year ended March 31, 2003. Sales to US governmental agencies represented approximately 6% and 6% of revenues for the years ended March 31, 2004 and 2003, respectively. These two customers, and US governmental agencies accounted for approximately 25% and 27% of the Company's outstanding accounts receivable at March 31, 2004 and 2003, respectively.


13.  RELATED PARTY TRANSACTIONS

     Legal fees to a related party totaled $42,846 and $86,380 for the years ended March 31, 2004 and 2003, respectively. Such fees were paid to a law firm, whose owner was the Company's former President and Chief Executive Officer. (See note 8)


14.  INDUSTRY SEGMENT INFORMATION

     The Company has two reportable segments: Defense Electronics Group and Commercial Products Group. The Defense Electronics Group develops and manufactures a broad line of microwave and RF components and subassemblies that are used in a wide variety of microwave products. The Commercial Products Group produces components and test equipment used in the development, test and deployment of wireless communications and automated testing systems (ATE).

     The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies."

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes (pre-tax income (loss)). Segment net sales include sales to external customers. Segment pre-tax loss includes an allocation for corporate expenses, and interest expense from borrowings from Corporate. Corporate expenses are allocated to the reportable segments based principally on their percentage of sales of the total sales. Interest expense is charged at approximately prime for cash required by each segment. Goodwill associated with acquisitions is recorded as assets of the individual segments. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses, goodwill and other long-term assets. The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller. All inter-segment profits are eliminated in consolidation.

     The  Company's  reportable operating  segments  are  strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different marketing strategies. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information, presented on a consolidated basis, accompanied by disaggregated information about revenues and pre-tax income by operating segment.

     The  tables below present segment information for years  ended
     March 31, 2004 (in thousands):


                       Defense      Commercial
                       Electronics  Products    Corporate    Total
                       ----------- ----------  ---------     ------
    Net sales          $  10,123   $   3,709   $      -   $  13,832
    Interest Income           26           -          9          35
    Interest expense           -           -         84          84
    Depreciation             292         143          -         435
    Pre-tax income (loss)  1,485         808        (77)      2,216
    Segment assets         8,134       3,106       1,724     12,964
    Long-lived asset
     expenditures            440         166           -        606

     The  tables below present segment information for years  ended
     March 31, 2003 (in thousands):


                       Defense       Commercial
                       Electronics   Products    Corporate    Total
                       -----------   ----------  ---------    ------
    Net sales          $    7,924  $   2,752   $       -   $  10,676
    Interest Income            31          -          37          68
    Interest expense            2          -         110         112
    Depreciation              224        115           5         344
    Pre-tax income          1,326         92           5       1,423
    Segment assets          8,810      2,253       1,060      12,123
    Long-lived asset
     expenditures             887        223           -       1,110

     Exports accounted for 10% and 18% of the Company's sales in the years ended March 31, 2004 and 2003, respectively. Sales by geographical area are shown below (in thousands):


                                         March 31,
                                     ------------------
                                      2004       2003
                                     -------    -------
       United States of America    $  12,565  $    8,954
       and Canada
       Central and South America           7           -
       Europe                            950       1,487
       Asia                              298         232
       Other                              12           3
                                      ------      ------
                                   $  13,832  $   10,676
                                      ======      ======


                              EXHIBIT INDEX
                              -------------


  10.4 Mortgage Note dated February 13, 2004 by the Company in favor of Banknorth, N.A.

  10.5         Mortgage Deed and Security Agreement dated
               February 13, 2004 between the  Company
               and Banknorth, N.A.

  21           List of Subsidiaries of the Company.

  23.1         Consent of Goldstein Golub  Kessler
               LLP dated June 28, 2004.

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