Form 10QSB
period 2004-06-30
MICRONETICS  INC
filed 2004-08-16
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 3, 2004, the issuer had 4,388,056 shares of common stock, par value $.01 per share outstanding.


                       MICRONETICS, INC.

                             INDEX

                                                        Page No.
                                                        --------
Part I.  Financial Information:

     Item 1.   Financial Statements.

               Consolidated Condensed Balance
               Sheets (unaudited) - June 30, 2004
               and March 31, 2004                         3-4

               Consolidated Condensed Statements
               of Income(unaudited) - Three Months
               Ended June 30, 2004 and June 30, 2003        5

               Consolidated Condensed Statements
               of Cash Flows (unaudited) - Three Months
               Ended June 30, 2004 and June 30, 2003      6-7

               Notes to Consolidated Condensed
               Financial Statements (unaudited)          8-14


     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                     15-17

     Item 3.   Controls and Procedures                   17-18


Part II.  Other Information:

     Item 1.   Legal Proceedings.                           19

     Item 2.   Unregistered Sales of Equity Securities
               And Use of Proceeds.                      19-21

     Item 6.   Exhibits and Reports on Form 8-K.            22


Signature                                                   23


                  PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

                MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS



                                    June 30, 2004   March 31, 2004
                                    -------------   --------------
                                      (unaudited)
                  ASSETS
                  ------
Current assets:

  Cash and cash equivalents          $ 2,526,678   $ 2,147,836

  Marketable securities                  551,036       551,935

  Accounts receivable, net of
   allowance for doubtful accounts of
   $73,781 and $79,384, respectively   1,877,770     2,379,717

  Inventories                          3,916,645     3,576,027

  Prepaid expenses                       152,061       116,531

  Deferred tax asset                           -         3,994

  Prepaid income taxes                   111,516             -

  Other current assets                       287        26,575
                                       ---------    ----------
     Total current assets              9,135,993     8,802,615
                                      ----------    ----------

Property, Plant and Equipment - net    3,143,631     3,038,506

Other assets:

 Security deposits                         5,335         5,335

 Goodwill                              1,117,197     1,117,197
                                      ----------    ----------
     Total other assets                1,122,532     1,122,532
                                      ----------    ----------
                                     $13,402,156   $12,963,653
                                      ==========    ==========

See   accompanying   notes  to  consolidated  condensed financial statements.


                MICRONETICS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET

                                    June 30, 2004   March 31, 2004
                                    -------------   --------------
                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                     $  436,806      $538,141

  Accrued expenses                        818,169       951,921

  Deferred revenue                          1,000         2,000

  Income taxes payable                          -       204,280

  Long-Term Debt - current portion        574,268       320,091
  Capital lease obligations -
   current portion                         24,578        34,436
                                        ---------     ---------
        Total current liabilities       1,854,821     2,050,869

 Long-term debt - net of current portion  808,765       891,452
 Capital lease obligations - net of
  current portion                          16,986        28,908

        Deferred tax liability            195,791       162,582
                                        ---------     ---------
                                        2,876,363     3,133,811
                                        ---------     ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock - $0.10 par value;
  100,000 shares authorized; no shares
  issued and outstanding                        -             -
Common stock - $0.01 par value;
  100,000,000 shares authorized;
  4,646,147 and 4,571,326 issued,
  respectively; 4,323,980 and
  4,251,326 outstanding, respectively      46,461         42,513

Additional paid in capital              5,288,776      4,930,449
Retained earnings                       6,406,827      6,056,880
                                       ----------     ----------
                                       11,742,064     11,029,842
Treasury stock, 322,167 and 320,000
 shares, at cost                       (1,216,271)    (1,200,000)
                                       ----------     ----------
Total shareholders' equity             10,525,793      9,829,842
                                       ----------     ----------
                                      $13,402,156     12,963,653
                                       ==========     ==========
See accompanying notes to consolidated condensed financial statements.


                MICRONETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                     Three months Ended June 30,
                                         2004           2003
                                      ----------      ----------
                                     (unaudited)     (unaudited)

Net sales                            $3,379,331      $3,025,895

Cost of sales                         1,839,086       1,762,255
                                      ---------       ---------

Gross profit                          1,540,245       1,263,640

Operating expenses:
Selling, general and
 administrative                         787,004         701,823

Research & development                  234,061         193,955
                                      ---------       ---------
Total operating expenses              1,021,065         895,778
                                      ---------       ---------

Income from operations                  519,180         367,862
                                      ---------       ---------
Other (expenses) income:

 Interest income                           (225)         15,839
 Interest expense                       (15,334)        (22,612)
 Rental income                           13,947          16,488
 Miscellaneous (expense) income          20,812          (7,305)
                                      ---------       ---------
        Total other (expenses) income    19,200           2,410
                                      ---------       ---------
Income before provision
 for income taxes                       538,380         370,272

Provision for income taxes              188,433          55,541
                                      ---------       ---------
Net income                           $  349,947      $  314,731
                                      =========       =========
Earnings per common share:

     Basic                           $      .08     $       .07
                                      =========       =========
     Diluted                         $      .08     $       .07
                                      =========       =========
Weighted average common shares
 outstanding:

     Basic                            4,286,962       4,457,339

     Diluted                          4,361,937       4,505,380

See accompanying notes to consolidated condensed financial statements.

                MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Three Months Ended June 30,
                                         2004             2003
                                        -------         ---------
                                      (unaudited)      (unaudited)
Cash flows from operating
 activities:

Net income                              $  349,947      $  314,731

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation                               111,970          87,857

Bad debt (recovery) expense                 (5,603)         11,695

Inventory reserve                          (32,814)         50,558

Deferred taxes                              37,203               -

Options issued for services                  2,095               -

Common Stock issued for settlement          84,000               -

Tax benefit upon exercise of stock options  82,932               -

Changes in operating assets and
 liabilities:

Accounts receivable                         507,550         78,888

Inventories                                (307,804)      (220,303)

Prepaid expenses, other current assets
 and other assets                            (9,242)       (96,007)

Accounts payable                           (101,335)        56,076

Accrued expenses and deferred revenue      (134,752)         1,172

Income taxes payable                       (315,796)      (111,031)
                                          ---------      ---------
Net cash provided
 by operating activities                 $  268,351     $  173,636
                                          ---------      ---------

See accompanying notes to consolidated condensed financial statements.


                MICRONETICS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                            Three Months Ended June 30,
                                              2004             2003
                                           (unaudited)     (unaudited)
                                            ---------       ---------
Cash flows from investing activities:
 Net proceeds (purchase) of marketable
  securities                                       899               -

  Purchase of equipment                       (217,095)       (146,300)
                                             ---------        --------
Net cash used in investing activities         (216,196)       (146,300)
                                             ---------        --------
Cash flows from financing activities:

  Proceeds from line of credit                 250,000              -

  Payment on mortgages payable                 (78,510)      (367,373)

  Payment of capital lease obligations         (21,780)       (13,270)

  Net proceeds from exercise of stock options  193,248         94,575

  Purchase of treasury shares                  (16,271)        (2,894)
                                             ---------       --------
Net cash provided by (used in)
 financing activities                          326,687       (288,962)
                                             ---------       --------
Net change in cash and cash equivalents        378,842       (261,626)

Cash and cash equivalents at beginning of
 period                                      2,147,836      2,629,212
                                             ---------      ---------
Cash and cash equivalents at end of period  $2,526,678     $2,367,586
                                             =========      =========
Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:

      Interest                             $   15,334      $  81,890
                                            =========      =========
      Income taxes                         $  384,000      $ 343,596
                                            =========      =========

See accompanying notes to consolidated condensed financial statements.



               MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of June 30, 2004, the results of operations and cash flows for the three month periods ended June 30, 2004 and 2003.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2004.

The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results of the full year.


Note 2.   PRINCIPAL  BUSINESS ACTIVITY AND SUMMARY  OF  SIGNIFICANT
          ACCOUNTING POLICIES

Summary of operations -

Micronetics, Inc. and Subsidiaries (collectively the "Company" or "Micronetics") are engaged in the design, development, manufacturing and marketing of a broad range of high performance wireless components and test equipment used in cellular, microwave, satellite, radar and communication systems around the world.

The  consolidated  financial statements  include  the  accounts  of
Micronetics, Inc. ("Micronetics") and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. ("MVS"), Enon Microwave, Inc. ("Enon") and Microwave Concepts, Inc. ("MicroCon"). All material intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Marketable securities - The Company's marketable securities consist of bond mutual funds that are carried at fair value; any unrealized gains or losses are included in income.

Accounts receivable - Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment - Depreciation of property, plant and equipment ("PPE") is computed by both straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their expected useful lives.

Goodwill - Goodwill relates to the Company's acquisitions accounted for under the purchase method of accounting. Under the purchase method of accounting, the excess of the purchase price over the identifiable net assets of the acquired entity is recorded as goodwill.

As of June 30, 2004, the Company has goodwill of $1,117,197 in connection with its acquisition of Enon in March 2002.

Income taxes - The financial statements (including the provision for income taxes) are prepared on an accrual basis. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

Concentration of credit risk - The Company maintains cash in bank deposit accounts that, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Fair value of financial instruments - The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's long-term debt also approximates fair value.

Revenues - Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") when the following criteria are met: persuasive evidence of an arrangement exists, delivery of product has occurred, the price to the buyer is fixed or determinable, and collectibility is probable. The Company has no obligation to customers after the date on which products are delivered other than pursuant to warranty obligations.

At this time, Micronetics does not offer a right to return any Micronetics product (other than for warranty obligations), has no post-shipment obligations, has no policy of awarding credits or discounts and currently offers no price protection or similar privileges. Unless purchasers acquire an extended warranty, which is a new program, Micronetics offers a one-year warranty policy and establishes a warranty reserve. Micronetics charges to expense, when incurred, any warranty costs not covered by the change in reserve. In order to return a product, Micronetics requires a customer to obtain a Return Material Authorization. This policy is the same for each of Micronetics' two segments (Defense Electronics Group and Commercial Products Group). As of June 30, 2004 and 2003, the Company has not set up a warranty reserve, due to warranty expense being insignificant.

Impairment of long-lived assets - The Company assesses the need to record impairment losses on long-lived assets, including fixed assets, goodwill and other intangible assets, to be held and used in operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at their lower of the carrying value or fair value less costs to sell. Additionally, goodwill is assessed for impairment on an annual basis.

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company has tested their valuation of goodwill on an annual basis, and has determined that no impairment exists.

Earnings per share - Basic and diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

Reclassifications - Certain reclassifications have been made to prior year consolidated financial statements to conform to the current period presented.

Recent accounting pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.


Note 3.   STOCK BASED COMPENSATION

The Company measures employee stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three month periods ended June 30, 2004 and 2003: risk-free interest rates of 3.87% and 2.27%, respectively; no dividend yield; volatility factors of the expected market price of the Company's common stock of 75% and 75%, respectively, and expected lives of the options were estimated at approximately 2-1/2 and 1-1/2 years, respectively. The weighted average fair value of stock options granted for the three month periods ended June 30, 2004 and 2003 was $3.29 and $3.00, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                           Three Months Ended
                                                June 30,
                                            2004        2003
                                        ----------   ----------
     Net income - as reported          $   349,947  $   314,731

     Deduct:    stock-based   employee
      compensation  expense  determined
      under  fair-value  based  method,
      net of income tax effect              52,581       50,472
                                        ----------   ----------

     Net income - pro forma            $   297,366  $   264,259
                                        ==========   ==========

     Basic  income  per  share-
       as reported                     $       .08  $       .07
                                        ==========   ==========
     Basic  income  per  share-
      pro forma                        $       .07  $       .06
                                        ==========   ==========

     Diluted  income per  share-
      as reported                      $       .08  $       .07
                                        ==========   ==========
     Diluted  income per share-
      pro forma                        $       .07  $       .06
                                        ==========   ==========

Note 4.   INVENTORIES

Inventories consist of the following:

                                        June 30,      March 31,
                                          2004          2004
                                       -----------   -----------
                                       (Unaudited)    (Audited)
         Raw  materials and work-
          in-process               $    3,549,303  $  3,243,381
         Finished goods                   487,333       485,451
                                        ---------     ---------
                                        4,036,636     3,728,832
         Less: allowance for
          obsolescence                   (119,991)     (152,805)
                                        ---------     ---------
                                   $    3,916,645  $  3,576,027
                                        =========     =========


Note 5.     LONG-TERM DEBT

During the three months ended June 30, 2004, the Company drew down $250,000 of an available $1,500,000 line of credit from a commercial bank. This line, issued on March 25, 2002, was to expire on July 31, 2004, and has been extended until November 30, 2004. This line bears interest at .5% above the bank index of 4.25%, as of June 30, 2004.

Note 6.     SHAREHOLDERS' EQUITY

During the three months ended June 30, 2004, the Company issued a total of 54,821 shares for net proceeds of approximately $193,000 upon the exercise of stock options granted under the Company's various option plans. During the period ended June 30, 2004, certain employees exercised options by delivering 2,167 shares of common stock held by them to the Company. These shares have been accounted for as treasury stock.

As the result of a legal settlement with former financial advisors in June 2004, the Company issued 20,000 shares of common stock, and agreed to pay the advisors $10,000. These shares have been valued at $84,000. The Company incurred approximately $24,000 in litigation expense in the settlement of this dispute.

Note 7.     INDUSTRY SEGMENT INFORMATION

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

The tables below present segment information for the three months ended June 30, 2004 (in thousands):


                      Defense      Commercial
                    Electronics     Products   Corporate   Total
                    -----------    ----------  ---------   ------

    Net sales       $   2,226   $   1,153    $     -    $  3,379
    Interest        $       -   $       -    $     -    $      -
    Income
    Interest        $       -   $       -    $    15    $     15
    expense
    Depreciation    $      76   $      36    $     -    $    112
    Pre-tax income  $     187   $     295    $    56    $    538

The  tables below present segment information for years  ended
June 30, 2003 (in thousands):


                        Defense     Commercial
                       Electronics   Products   Corporate   Total
                      ------------  ---------  ----------  -------
    Net sales       $      2,287   $      739  $       -  $  3,026
    Interest        $         11   $        -  $       5  $     16
    Income
    Interest        $          -   $        -  $      23  $     23
    expense
    Depreciation    $         60   $       28  $       -  $     88
    Pre-tax income  $        302   $       61  $       7  $    370



Item   2.    Management's  Discussion  and  Analysis  or  Plan   of
Operation.

Results of Operations

Operating Revenue for Q1 FY05 was $3,379,331 as compared to $3,025,895 for Q1 FY04, an increase of $353,436, or 11.7%. All of the increase was attributable to the Commercial Products Group, whose revenues increased by $414,255 or 56%, as compared to the same period last year. Revenues for the Defense Electronics Group declined by 3% as compared to Q1 FY04.

Significant increase in revenue from the Noise Products and VCO divisions accounted for the growth in Commercial Group. The Defense Group's earnings were impacted by a customer who requested a temporary delay in shipments on a multi-year order.

Gross Profit Margin was 45.6% for Q1 FY05 as compared to 41.8% a year earlier. The increase was attributed to the Commercial Products Group as gross margins increased from 46% in Q1 FY04 to 56% this quarter. The Defense Electronics Group was flat compared to last year.

Research and Development ("R&D") expenses increased to 6.9% of revenues compared to 6.4% in Q1 FY04. Total R&D increased $40,106 or 21% as compared to Q1 FY04. The overall increase in dollars was evenly spread between the Commercial and Defense Electronics Groups.

Selling, general and administrative ("SG&A") expenses as a percent of revenues slightly increased to 23.3% from 23.2% the same period last year. SG&A attributable to the Defense Electronics Group increased to 23.7% as compared to 21.8% in the same period last year while the Commercial Products Group's SG&A expenses decreased from 29.8% to 22.2% this year. The change in the Commercial Products Group was due to the significant increase in revenues coupled with only a small increase in SG&A expenses. Commercial expenses increased 16% over last year while the Defense Products Group's expenses grew at a 6% rate. Expenses increased $85,181 or 12% from the same period of the previous year. If the Company does not include the impact of a one-time charge to settle a legal issue during the quarter, Q1 expenses would have been approximately $33,000 less than the same period last year. This was due to a reduction in resources in one of our divisions.

Net income for Q1 FY05 was $349,947, or $.08 per share, basic and diluted, as compared to $314,731, or $.07 per share, basic and diluted, in Q1 FY04. This is an increase of $35,216 or 11% as compared to the same period last year. Significant increases from our Commercial Products Group due to increased revenues were partially offset with year over year declines in our Defense Electronics Group. Most of the decline in the Defense Group was due to reduced revenues from a customer who requested temporary delay for shipments from a multi-year order. Without the impact of the one-time charge for legal fees as mentioned above, the EPS would have been 10 cents for the quarter.

Financial Condition

The Company's working capital at June 30, 2004 was $7,281,172 as compared to $6,751,746 at March 31, 2004. The Company's current ratio was approximately 4.9 to 1 at June 30, 2004 as compared to
4.3 to 1 at March 31, 2004.

Net cash of $268,351 was provided by operating activities during the three months ended June 30, 2004 as compared to $173,636 that was provided by operating activities during the year earlier period. This was primarily due to increased profit offset by increased inventory and reductions in payables and income tax liabilities in the current period. Net cash used by investing activities during the three months ended June 30, 2004 was $216,196 as compared to $146,300 during the year earlier period. This was due to the purchase of new equipment during both periods. Net cash provided by financing activities during the three months ended June 30, 2004 was $326,687 as compared to cash used of $288,962 during the year earlier period. This was largely due to proceeds from our line of credit and from exercised stock options during the current period. As a result of these activities, the Company's cash position increased $378,842 during the current three months as compared to a decrease of $261,626 in the year ago period.

In accordance with loans from a bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the bank in the amount of $1,500,000. As of June 30, 2004, we have drawn $250,000 from this available credit to support capital expenditures.

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

Safe Harbor Statement

Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2004.


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



                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

           In December 2003, the Company was served with a Demand for Arbitration from EarlybirdCapital, Inc. ("Earlybird"), the company with whom it had entered into a Financial Advisory and Investment Banking Agreement in October 2002 (the "Financial Agreement"). The Company terminated the Financial Agreement after six months since the Company believed it was not receiving much benefit from it. As part of the consideration for the
     Financial Agreement, the Company issued a warrant to the EarlyBird to purchase 50,000 shares of the Company's Common Stock (the "Common Stock"). After Micronetics terminated the Financial Agreement, it discovered information about EarlyBird, which, had it known prior to the execution of the Financial Agreement, would have estopped Micronetics from entering into the Financial Agreement. The entity alleged damages of approximately $235,000, an amount which the Company disputed and the Company filed a counter-claim. In June 2004, the Company and Earlybird entered into a settlement agreement pursuant to which the Company allowed Earlybird to exercise its warrant to receive 20,000 shares of
     Common Stock (the "Shares"). As set forth in the settlement agreement, the Company allowed Earlybird to pay for the Shares through a cashless exercise of the warrant. Earlybird utilized the shares of the Common Stock contained in the Warrant to purchase the Shares and the balance of the warrant was cancelled. The Company also paid Earlybird $10,000. This matter is now concluded. There are no other material legal proceedings to which the Company is a party or known to be contemplated at the present time.


Item  2.    Unregistered Sales of Equity Securities  and  Use  of
            Proceeds.

     Recent Sales of Unregistered Securities

          As previously reported, the Company had entered into a Financial Agreement with Earlybird on October 16, 2002. Pursuant to the Financial Agreement, the Company granted a three year warrant to purchase 50,000 shares of Common Stock to Earlybird exercisable at $3.00 per share (the "Warrant"). The Financial Agreement subsequently became the subject of a dispute. In settlement of this dispute, the Company allowed the entity to exercise the Warrant as to 20,000 shares utilizing the shares of the Warrant as payment for the exercise and cancelled the balance of the Warrant. The Company allowed Earlybird to use shares of Common Stock based on the market value on the date of settlement, as payment for the shares of Common Stock exercised pursuant to the Warrant. See Item 1. Legal Proceedings. No underwriters were involved in the transaction. The securities were not sold for cash. The securities were being issued to this entity as part of the consideration for this entity entering into the Financial Agreement and providing the services thereunder. The issuance of the Warrant and the shares received upon conversion of the Warrant was accomplished pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.


          Small Business Issuer Purchases of Equity Securities


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
                                                              Programs
-------------------------------------------------------------------------

April 1, to
April 30, 2004       0            0               0              0



May 1, to
May 31, 2004     2,496          $6.28             0              0



June 1 to
June 30, 2004        0            0               0              0



    Total        2,496          $6.28             0              0



-------------------------------------------------------------------------


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1       Certification  pursuant  to  18  U.S.C.
           Section  1350, as adopted pursuant to Section  906
           of the Sarbanes-Oxley Act of 2002.

32.2       Certification  pursuant  to  18  U.S.C.
           Section  1350, as adopted pursuant to Section  906
           of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K.


      On June 28, 2004, the registrant filed a Current Report  on
Form 8-K to disclose the issuance of a press release announcing its results of operations for its fiscal year ended March 31, 2004.

                           SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS, INC.
                                   (Registrant)



Dated:  August 16, 2004            By:/s/David Robbins
                                      --------------------------
                                      David Robbins,
                                      President (Principal
                                      Executive Officer)