Form 10QSB
period 2004-09-30
MICRONETICS  INC
filed 2004-11-15
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   X     No
     ---       ---
As of October 29, 2004, the issuer had 4,405,956 shares of common stock, par value $.01 per share, outstanding.



                       MICRONETICS, INC.


                             INDEX

                                                        Page No.
                                                        --------

Part I.  Financial Information:

     Item 1.   Financial Statements.

               Consolidated Condensed Balance
               Sheets (unaudited) - September 30, 2004
               and March 31, 2004                           3-4

               Consolidated Condensed Statements
               of Income(unaudited) - Three and Six Months
               Ended September 30, 2004 and September 30,
               2003                                         5-6

               Consolidated Condensed Statements
               of Cash Flows (unaudited) - Six Months
               Ended September 30, 2004 and September 30,
               2003                                         7-8

               Notes to Consolidated Condensed
               Financial Statements (unaudited)            9-16


     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                      17-20

     Item 3.   Controls and Procedures                    20-21


Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K.             23


Signature                                                    24



                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS



                                      September 30,    March 31,
                                           2004           2004
                                      -------------    ---------
                                        (unaudited)

                  ASSETS
                  ------
Current assets:

  Cash and cash equivalents             $ 2,070,162   $ 2,147,836

  Marketable securities                     557,121       551,935

  Accounts receivable, net of
   allowance for doubtful accounts of
   $111,587 and $79,384, respectively     2,022,840     2,379,717

  Inventories                             4,196,869     3,576,027

  Prepaid expenses                          168,590       116,531

  Deferred tax asset                              -         3,994

  Prepaid income taxes                      538,951             -

  Other current assets                          287        26,575
                                         ----------    ----------

     Total current assets                 9,554,820     8,802,615
                                         ----------    ----------

Property, Plant and Equipment - net       3,133,268     3,038,506

Other assets:

 Security deposits                            5,334         5,335

 Goodwill                                 1,117,197     1,117,197
                                         ----------    ----------

     Total other assets                   1,122,531     1,122,532
                                         ----------    ----------

                                        $13,810,619   $12,963,653
                                         ==========    ==========


See   accompanying  notes  to  consolidated  condensed  financial statements.


                        MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET (CONTINUED)



                                    September 30,     March 31,
                                        2004             2004
                                    ------------      ---------
                                     (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

  Accounts payable                    $  319,402     $  538,141

  Accrued expenses                       819,208        951,921

  Deferred revenue                         1,000          2,000

  Income taxes payable                         -        204,280

  Deferred tax liability - current
    portion                                8,543              -

  Long-Term Debt - current portion       526,475        320,091

  Capital lease obligations -
    current portion                       14,878         34,436
                                       ---------      ---------

        Total current liabilities      1,689,506      2,050,869

Long-term debt - net of current
    portion                              793,112        891,452

 Capital lease obligations - net of
  current portion                          4,869         28,908

        Deferred tax liability           192,855        162,582
                                       ---------      ---------

                                       2,680,342      3,133,811
                                       ---------      ---------

Commitments and contingencies
Shareholders' equity:
  Preferred stock - $0.10 par value;
  100,000 shares authorized; no shares
  issued and outstanding                       -              -

Common stock - $0.01 par value;
  10,000,000 shares authorized;
  4,759,497 and 4,571,326 issued,
  respectively; 4,400,956 and
  4,251,326 outstanding, respectively     47,595         45,713

Additional paid in capital             5,898,468      4,927,249
Retained earnings                      6,711,228      6,056,880
                                      ----------     ----------

                                      12,657,291     11,029,842

Treasury stock, 358,541 and 320,000
 shares, at cost                      (1,527,014)    (1,200,000)
                                      ----------     ----------

Total shareholders' equity            11,130,277      9,829,842
                                      ----------     ----------

                                     $13,810,619    $12,963,653
                                      ==========     ==========


See accompanying notes to consolidated condensed financial statements.


                MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                          Six months Ended
                                            September 30,
                                        2004            2003
                                     ----------      ----------
                                     (unaudited)     (unaudited)
Net sales                            $6,793,001      $6,354,755

Cost of sales                         3,839,786       3,666,635
                                      ---------       ---------
Gross profit                          2,953,215       2,688,120
                                      ---------       ---------
Operating expenses:
Selling, general and
 administrative                       1,574,739       1,555,997

Research & development                  404,444         361,330
                                      ---------       ---------
Total operating expenses              1,979,183       1,917,327
                                      ---------       ---------

Income from operations                  974,032         770,793
                                      ---------       ---------
Other (expenses) income:

 Interest income                          6,668          23,567
 Interest expense                       (32,752)        (40,975)
 Rental income                           27,894          33,077
 Miscellaneous income                    30,847          19,638
                                      ---------       ---------
        Total other income               32,657          35,307
                                      ---------       ---------
Income before provision
 for income taxes                     1,006,689         806,100

Provision for income taxes              352,341         120,915
                                      ---------       ---------
Net income                           $  654,348      $  685,185
                                      =========       =========
Earnings per common share:

     Basic                           $      .15      $      .15
                                      =========       =========

     Diluted                         $      .15      $      .15
                                      =========       =========

Weighted average common shares
 outstanding:

     Basic                            4,339,692       4,492,183

     Diluted                          4,418,120       4,599,730


See accompanying notes to consolidated condensed financial statements.


                MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (CONTINUED)

                                         Three months Ended
                                            September 30,
                                         2004         2003
                                      ----------    ----------
                                      (unaudited)   (unaudited)
Net sales                             $3,413,670    $3,328,860

Cost of sales                          2,000,700     1,904,380
                                       ---------     ---------
Gross profit                           1,412,970     1,424,480
                                       ---------     ---------
Operating expenses:
Selling, general and
 administrative                          787,735       837,585

Research & development                   170,383       167,375
                                       ---------     ---------
Total operating expenses                 958,118     1,004,960
                                       ---------     ---------

Income from operations                   454,852       419,520
                                       ---------     ---------
Other (expenses) income:

 Interest income                           6,893         7,728
 Interest expense                        (17,418)      (18,363)
 Rental income                            13,947        16,488
 Miscellaneous income                     10,035        10,455
                                       ---------     ---------
        Total other income                13,457        16,308
                                       ---------     ---------
Income before provision
 for income taxes                        468,309       435,828

Provision for income taxes               163,908        65,374
                                       ---------     ---------
Net income                            $  304,401    $  370,454
                                       =========     =========
Earnings per common share:

     Basic                            $      .07    $      .08
                                       =========     =========

     Diluted                          $      .07    $      .08
                                       =========     =========
Weighted average common shares
 outstanding:

     Basic                             4,392,423     4,527,026

     Diluted                           4,451,353     4,694,079


See accompanying notes to consolidated condensed financial statements.



                MICRONETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Six Months Ended September 30,
                                        2004            2003
                                     ---------        ---------
                                    (unaudited)      (unaudited)
Cash flows from operating
 activities:
Net income                          $  654,347     $    685,185

Adjustments to reconcile net
 income to net cash provided
 by (used in) operating activities:

Depreciation                           161,556          192,491

Bad debt expense                        32,202           24,751

Inventory reserve                        8,232          127,939

Net realized gain on marketable
  securities                            (5,186)               -

Deferred taxes                          42,810                -

Options issued for services              4,179                -

Common Stock issued for settlement      84,000                -

Tax benefit upon exercise of stock
 options                               337,579                -

Changes in operating assets and
 liabilities:

Accounts receivable                    324,675          (82,673)

Inventories                           (629,074)        (243,852)

Prepaid expenses, other current assets
 and other assets                      (25,773)        (174,789)

Prepaid income taxes                  (538,951)               -

Accounts payable                      (218,739)          32,844

Accrued expenses and deferred
  revenue                             (133,712)         107,934

Income taxes payable                  (204,280)         (53,657)
                                     ---------        ---------
Net cash (used in) provided
 by operating activities            $ (106,135)      $  616,173
                                     ---------        ---------


See accompanying notes to consolidated condensed financial statements.

               MICRONETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                     Six Months Ended September 30,
                                            2004           2003
                                         ---------      ---------
                                        (unaudited)    (unaudited)
Cash flows from investing activities:
 Net proceeds from the sale of marketable
  securities                             $       -     $  542,179

  Purchase of equipment                   (256,318)      (292,505)
                                         ---------      ---------

Net cash (used in) provided by
investing activities                      (256,318)       249,674
                                         ---------      ---------
Cash flows from financing activities:

  Proceeds from line of credit             250,000              -

  Payment on mortgages payable            (141,956)      (427,667)

  Payment of capital lease obligations     (43,598)       (14,948)

  Net proceeds from exercise of stock
    options                                547,347        171,917

  Purchase of treasury shares             (327,014)             -
                                         ---------       --------
Net cash provided by (used in)
 financing activities                      284,779       (270,698)
                                         ---------       --------

Net change in cash and cash equivalents     77,674        595,149

Cash and cash equivalents at beginning of
 period                                  2,147,836      1,191,022
                                         ---------      ---------

Cash and cash equivalents at end of
  period                                $2,070,162     $1,786,171
                                         =========      =========

Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:

      Interest                          $   32,752     $   81,890
                                         =========      =========

      Income taxes                      $  710,000     $  343,596
                                         =========      =========


See accompanying notes to consolidated condensed financial statements.

               MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of September 30, 2004, the results of operations for the three and six month periods ended September 30, 2004 and 2003, and the cash flows for the six month periods ended September 30, 2004 and 2003.

      While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2004.

      The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results of the full year.


Note 2.   PRINCIPAL  BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

Summary of operations -
---------------------

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

      As of September 30, 2004, the Company has goodwill of $1,117,197 in connection with its acquisition of Enon in March
2002.

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

      At this time, Micronetics does not offer a right to return any Micronetics product (other than for warranty obligations), has no post-shipment obligations, has no policy of awarding credits or discounts and currently offers no price protection or similar privileges. Unless purchasers acquire an extended warranty, which is a new program, Micronetics offers a one-year warranty policy and establishes a warranty reserve. Micronetics charges to expense, when incurred, any warranty costs not covered by the reserve. In order to return a product, Micronetics requires a customer to obtain a Return Material Authorization. This policy is the same for each of Micronetics' two segments (Defense Electronics Group and Commercial Products Group). As of September 30, 2004 and 2003, the Company has not set up a warranty reserve, due to warranty expense being insignificant.

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


Note 3.   STOCK-BASED COMPENSATION
          ------------------------

      The Company measures employee stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. Pro forma information regarding net income (loss) and net income
(loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three month periods ended September 30, 2004 and 2003: risk-free interest rates of 3.87% and 2.27%, respectively; no dividend yield; volatility factors of the expected market price of the Company's common stock of 75% and 75%, respectively, and expected lives of the options were estimated at approximately 2-1/2 and 2-1/2 years, respectively. The weighted average fair value of stock options granted for the three month periods ended September 30, 2004 and 2003 was $2.79 and $0, respectively.


      For  purposes of pro forma disclosures, the estimated  fair value  of  the options is amortized to expense over the  options'
vesting  period.   The  Company's pro  forma  information  is  as
follows:

                                           Three Months Ended
                                              September 30,
                                          ---------------------
                                             2004        2003
                                          --------     --------


     Net income - as reported          $   304,400  $   370,454

     Deduct:    stock-based   employee
     compensation  expense  determined
     under  fair-value  based  method,
     net of income tax effect               42,865       49,425
                                          --------     --------

     Net income - pro forma            $   261,535  $   321,029
                                          ========     ========

     Basic  income  per  share  -   as
     reported                          $       .07  $       .08
                                          ========     ========

     Basic  income  per  share  -  pro
     forma                             $       .06  $       .07
                                          ========     ========

     Diluted  income per  share  -  as
     reported                          $       .07  $       .08
                                          ========     ========

     Diluted  income per share  -  pro
     forma                             $       .05  $       .07
                                          ========     ========




                                            Six Months Ended
                                              September 30,
                                          ---------------------
                                             2004        2003
                                          --------   ----------

     Net income - as reported          $   654,348  $   685,185

     Deduct:    stock-based   employee
     compensation  expense  determined
     under  fair-value  based  method,
     net of income tax effect               91,014       98,850
                                          --------   ----------

     Net income - pro forma            $   563,334  $   586,335
                                          ========   ==========

     Basic  income  per  share - as
     reported                          $       .15  $       .15
                                          ========   ==========

     Basic  income  per  share  -  pro
     forma                             $       .13  $       .13

                                          ========   ==========
     Diluted  income per  share  -  as
     reported                          $       .15  $       .15
                                          ========   ==========

     Diluted  income per share  -  pro
     forma                             $       .11  $       .13
                                          ========   ==========


Note 4.   INVENTORIES
          -----------

Inventories consist of the following:

                                     September 30,    March 31,
                                         2004           2004
                                     ------------    ---------
                                      (Unaudited)

       Raw materials and work-
        in-process              $      3,723,079  $   3,243,381

       Finished goods                    634,827        485,451
                                     -----------     ----------

                                       4,357,906      3,728,832
       Less: allowance for
        obsolescence                    (161,037)      (152,805)
                                     -----------     ----------

                                $      4,196,869  $   3,576,027
                                     ===========     ==========


Note 5.     LONG-TERM DEBT
            --------------

      During the three months ended September 30, 2004, the Company drew down $250,000 of an available $1,500,000 line of credit from a commercial bank. This line, issued on March 25, 2002, was to expire on July 31, 2004, and has been extended until November 30, 2004. This line bears interest at .5% above the bank index of 4.75%, as of September 30, 2004.


Note 6.     SHAREHOLDERS' EQUITY
            --------------------

      During the six months ended September 30, 2004, the Company
issued   a   total  of  188,171  shares  for  net   proceeds   of
approximately $547,347 upon the exercise of stock options granted under the Company's various option plans.

      During the six months ended September 30, 2004, the Company purchased 38,541 shares of its common stock for $327,014. These shares are accounted for as treasury shares.


Note 7.     INDUSTRY SEGMENT INFORMATION
            ----------------------------

     Micronetics   has  determined  that  segment  reporting
by operating divisions is no longer the most accurate  type of
measurement  for  its  business  because  of  overlap.   The
Company will continue to break out revenues between its commercial and defense departments but will do so at the customer order level. The Company believes this will be a more accurate method to report its business. Additionally, the Company will differentiate its foreign and domestic revenues commencing in its fiscal period ended September 30,
2004.   See Item 2. Management's Discussion and Analysis  or
Plan  of  Operation.  The Company currently has no reporting
structure   at  this  time  that  would  provide  additional
information  as  required  under normal  segment  reporting.


Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
Operation.

Results of Operations
---------------------

Three months ended September 30, 2004
-------------------------------------

     Operating revenues for the Company's three month period ended September 30, 2004 ("Q2 FY05") were $3,413,670 as compared to $3,328,860 for the same quarter one year ago ("Q2 FY04"), an
increase of $84,810, or 2.5%.  The  increase  was   directly
attributable to the Company's commercial business, where revenues increased by $323,823 or 39%, as compared to the same period last year. Revenues for the Company's defense business declined 9.5% as compared to Q2 FY04. Overall revenues were impacted by customer-delayed shipments that are projected to resume over the balance of this fiscal year. Revenue mix for defense and commercial as a percentage of total revenues this quarter were 66% and 34%, respectively, as compared to 75% and 25%, respectively, last year.

     Foreign  revenues increased approximately  $113,000  or  39%
over the same quarter last year. Foreign revenues as a percentage of total revenues increased from 9% last year to 12% this year.

     Gross Profit Margin declined slightly to 41.4% for Q2 FY05 as compared to 42.8% a year earlier. Most of this decline was due to delayed revenues from one of the Company's major customers.

     Research and Development ("R&D") expenses were flat at 5% of revenues compared to last year. Total R&D increased $3,008 or 2% as compared to Q2 FY04.

     Selling, general and administrative ("SG&A") expenses as a percent of revenues decreased to 23.1% from 25.2% the same period last year. Most of the decrease was due to a decrease in payroll expenses.

     Net income for Q2 FY05 was $304,400, or $.07 per share, basic and diluted, as compared to $370,454, or $.08 per share, basic and diluted, in Q2 FY04. This is a decrease of $66,054 or 18% as compared to the same period last year. Pretax income was up 7.5% over the same period last year. The profits were significantly impacted by the increase in the effective tax rate this year due to the absence of carryover credits that ended last year.


Six Months ended September 30, 2004
-----------------------------------

     Operating revenues for the six months ended September 30, 2004 were $6,793,001 as compared to operating revenues of
$6,354,755 for the comparable period last year, an increase of $438,246 or 7%. Significant increases of 66.5% from our commercial business were mostly offset by a 10.6% decrease from our defense business. Overall revenues were impacted by customer-delayed shipments that are projected to resume over the balance of this fiscal year. Revenue mix for Defense and Commercial as a percentage of total revenues this year were 65% and 35%, respectively, as compared to 77% and 23%, respectively, last year.

     Foreign revenues increased 51% over the same period last year. As a percentage of total revenues it accounted for 14% this period compared to 10% for the same period last year.

     Gross profit margin for the six months ended September 30, 2004 was 43.5% compared to 42.3% for the same period last year.
The increase was due to product mix.

     R&D expenses increased slightly to 6% of revenues in the six months ended September 30, 2004 compared to 5.7% of revenues in the same period last year.

     SG&A expenses as a percent of revenues decreased to 23.2% in the six months ended September 30, 2004 as compared to 24.5% for the same period last year. Most of the decrease was due to a decrease in payroll expenses.

     Net income for the six months ended September 30, 2004 was $654,347, or $.15 per share, basic and diluted, as compared to $685,185, or $.15 per share, basic and diluted during the same period last year. The profits were significantly impacted by the increase in the effective tax rate this year due to the absence of carryover credits that ended last year. Operating income before taxes increased $200,588 or 24.9% compared to the same period last year.


Financial Condition
-------------------

     The  Company's  working capital at September  30,  2004  was
$7,865,314  as  compared to $6,751,746 at March  31,  2004.   The
Company's  current ratio was approximately 5.7 to 1 at  September
30, 2004 as compared to 4.3 to 1 at March 31, 2004.

     Net cash of $106,135 was used by operating activities during the six months ended September 30, 2004 as compared to $616,173 that was provided by operating activities during the year earlier
period.   This  was  primarily due to  increased  inventories  in
support of shipments delayed to Q3 and Q4 this year plus significantly increased income tax liabilities this year compared
with  a  year  ago.   Net cash used by investing  activities  was
$256,318 as compared to $249,674 provided by during the prior period. This was due to the purchase of new equipment. Net cash provided by financing activities was $284,779 compared to cash
used  of  $270,698  during  the year earlier  period.   This  was
largely due to proceeds from the line of credit as described below and from reduced mortgage payments. As a result of these activities, the Company's cash position decreased $77,674 during the current six months as compared to an increase of $595,149 in the year ago period.

     In accordance with loans from a bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the bank in the amount of $1,500,000. As of September 30, 2004, the Company has drawn $250,000 from this available credit to support capital expenditures.

     The Company believes that cash and cash equivalents on hand, anticipated future cash receipts, and borrowings available under its line of credit will be sufficient to meet its obligations as they become due for the next twelve months. However, a decrease in sales or demand for products would likely adversely affect working capital amounts. As part of the Company's business strategy, it occasionally evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of the available cash may be used at any time for the acquisition of complementary products or businesses. These potential transactions may require substantial capital resources, which, in turn, may require it to seek additional debt or equity financing. There are no assurances that the Company will be able to consummate any of these transactions. There are no present plans to raise additional debt or equity capital, nor is there a projected need to raise any such capital.


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


Item 3.   Controls and Procedures.
          -----------------------

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



                   PART II.  OTHER INFORMATION



      Small Business Issuer Purchases of Equity Securities



----------------------------------------------------------------

Period   (a) Total Number  (b) Average   (c) Total     d) Maximum
             Of Shares         Price Paid    Number       Number
             Purchased         per Share     of Shares    (or Approx-
                                             Purchased    imate
                                             as part of   Dollar
                                             Publicly     Value) of
                                             Announced    Shares
                                             Plans or     that may
                                             Programs     yet be
                                                          purchased
                                                          under the
                                                          Plans or
                                                          Programs

-----------------------------------------------------------------


July 1, to
July 31, 2004    35,924       $8.65          0            0


August 1, to
August 31, 2004       0           0          0            0


September 1 to
September 30, 2004    0           0          0            0


    Total        35,924       $8.65          0            0


----------------------------------------------------------------






Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits.
               --------

               31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1   Certification  pursuant  to  18  U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2   Certification  pursuant  to  18  U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K.

      On August 9, 2004, the registrant filed a Current Report on
Form 8-K to disclose the issuance of a press release announcing its results of operations for its fiscal quarter ended June 30, 2004.



                           SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS, INC.
                                   (Registrant)



Dated:  November 10, 2004          By:/s/David Robbins
                                      --------------------------
                                      David Robbins,
                                      President (Principal
                                      Executive Officer)