Form 10QSB
period 2004-12-31
MICRONETICS  INC
filed 2005-02-14
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes   X     No
     ---       ---
As of February 14, 2005, the issuer had 4,410,831 shares of common stock, par value $.01 per share, outstanding.



                       MICRONETICS, INC.


                             INDEX

                                                        Page No.
                                                        -------

Part I.  Financial Information:

     Item 1.   Financial Statements.

               Consolidated Condensed Balance
               Sheets (unaudited) - December 31, 2004
               and March 31, 2004                           3-4

               Consolidated Condensed Statements
               of Income(unaudited) - Three and Nine Months
               Ended December 31, 2004 and December 31,
               2003                                         5-6

               Consolidated Condensed Statements
               of Cash Flows (unaudited) - Nine Months
               Ended December 31, 2004 and December 31,
               2003                                         7-8

               Notes to Consolidated Condensed
               Financial Statements (unaudited)            9-16

     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                      17-20

     Item 3.   Controls and Procedures                    20-21

     Item 4.   Submission of Matters to a Vote of
               Security Holders                              21


Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K.             23


Signature                                                    24
                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS



                                           December 31,   March 31,
                                              2004          2004
                                         -------------   ----------
                                         (unaudited)

                  ASSETS
                  ------
Current assets:

  Cash and cash equivalents               $ 2,279,230    $2,147,836

  Marketable securities                       561,308       551,935

  Accounts receivable, net of
   allowance for doubtful accounts of
   $48,935 and $79,384, respectively        2,097,018     2,379,717

  Inventories                               4,436,058     3,576,027

  Prepaid expenses                            159,885       116,531

  Deferred tax asset                                -         3,994

  Prepaid income taxes                        142,660             -

  Other current assets                            315        26,575
                                           ----------    ----------
     Total current assets                   9,676,474     8,802,615
                                           ----------    ----------
Property, Plant and Equipment - net         3,210,187     3,038,506

Other assets:

 Security deposits                              5,335         5,335

 Goodwill                                   1,117,197     1,117,197
                                           ----------    ----------
     Total other assets                     1,122,532     1,122,532
                                           ----------    ----------
                                          $14,009,193   $12,963,653
                                           ==========    ==========

See accompanying notes to consolidated condensed financial statements.



                   MICRONETICS, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED BALANCE SHEET (CONTINUED)

                                     December 31,      March 31,
                                         2004            2004
                                     ------------      ----------
                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                    $   351,604     $  538,141

  Accrued expenses                        784,284        951,921

  Deferred revenue                         25,705          2,000

  Income taxes payable                          -        204,280

  Deferred tax liability - current portion  12,516             -

 Notes payable and Long-Term Debt-
   current portion                         463,756       320,091
 Capital lease obligations -
  current portion                           70,386        34,436
                                        ----------     ---------
        Total current liabilities        1,708,251     2,050,869

  Long-term debt - net of current portion  758,541       891,452
  Capital lease obligations - net of
   current portion                          30,476        28,908

        Deferred tax liability             180,759       162,582
                                        ----------     ---------
                                         2,678,027     3,133,811
                                        ----------     ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock - $0.10 par value;
  100,000 shares authorized; no shares
  issued and outstanding                        -             -
Common stock - $0.01 par value;
  10,000,000 shares authorized;
  4,769,122 and 4,571,326 issued,
  respectively; 4,410,581 and
  4,251,326 outstanding, respectively       47,691        45,713

Additional paid in capital               5,955,289     4,927,249
Retained earnings                        6,855,200     6,056,880
                                        ----------    ----------
                                        12,858,180    11,029,842
Treasury stock, 358,541 and
 320,000 shares, at cost                (1,527,014)   (1,200,000)
                                        ----------    ----------
Total shareholders' equity              11,331,166     9,829,842
                                        ----------    ----------
                                       $14,009,193   $12,963,653
                                        ==========    ==========

See accompanying notes to consolidated condensed financial statements.


                  MICRONETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                    Three months Ended December 31,
                                         2004            2003
                                      ----------      ----------
                                     (unaudited)      (unaudited)
Net sales                            $3,550,457      $3,522,351

Cost of sales                         1,975,050       1,908,342
                                      ---------       ---------
Gross profit                          1,575,407       1,614,009
                                      ---------       ---------
Operating expenses:
Selling, general and
 administrative                         831,463         748,954

Research & development                  155,146         186,396
                                      ---------       ---------
Total operating expenses                986,609         935,350
                                      ---------       ---------

Income from operations                  588,798         678,659
                                      ---------       ---------
Other (expenses) income:

 Interest income                         11,228           4,780
 Interest expense                       (29,464)        (17,386)
 Rental income                           13,947          13,947
 Miscellaneous (expense) income           6,216         (80,364)
                                      ---------       ---------
        Total other (expenses) income     1,927         (79,023)
                                      ---------       ---------
Income before provision
 for income taxes                       590,725         599,636

Provision for income taxes              446,754         254,416
                                      ---------       ---------
Net income                           $  143,971      $  345,220
                                      =========       =========
Earnings per common share:

     Basic                           $     0.03      $     0.08
                                      =========       =========
      Diluted                        $     0.03      $     0.08
                                      =========       =========
Weighted average common shares
 outstanding:

      Basic                           4,408,664       4,338,068

     Diluted                          4,479,465       4,515,167

See accompanying notes to consolidated condensed financial statements.


                    MICRONETICS, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (CONTINUED)

                                     Nine months Ended December 31,
                                         2004            2003
                                      ----------      ----------
                                      (unaudited)    (unaudited)
Net sales                           $10,343,458      $9,877,106

Cost of sales                         5,814,836       5,574,977
                                     ----------       ---------
Gross profit                          4,528,622       4,302,129
                                     ----------       ---------
Operating expenses:
Selling, general and
 administrative                       2,406,202      2,304,951

Research & development                  559,590        547,726
                                     ----------      ---------
Total operating expenses              2,965,792      2,852,677
                                     ----------      ---------

Income from operations                1,562,830      1,449,452
                                     ----------      ---------
Other (expenses) income:

 Interest income                         17,896         28,347
 Interest expense                       (62,216)       (58,361)
 Rental income                           41,841         47,024
 Miscellaneous income (expense)          37,063        (60,726)
                                     ----------      ---------
        Total other income               34,584        (43,716)
                                     ----------      ---------
Income before provision
 for income taxes                     1,597,414      1,405,736

Provision for income taxes              799,095        375,331
                                     ----------      ---------
Net income                          $   798,319     $1,030,405
                                     ==========      =========
Earnings per common share:

     Basic                          $      0.18     $     0.23
                                     ==========      =========
      Diluted                       $      0.18     $     0.23
                                     ==========      =========
Weighted average common shares
 outstanding:

      Basic                           4,362,683      4,436,594

     Diluted                          4,409,696      4,571,542

See accompanying notes to consolidated condensed financial statements.



                  MICRONETICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Nine Months Ended December 31,
                                         2004             2003
                                      ---------         ---------
                                    (unaudited)         (unaudited)
Cash flows from operating
 activities:
Net income                           $  798,319        $1,030,405

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation                            291,913          268,354

Bad debt expense (recovery)             (30,449)          30,971

Inventory reserve                        62,849          179,395

Net realized gain on marketable
 securities                              (9,373)              -

Deferred taxes                           34,687               -

Options issued for services               4,179               -

Common Stock issued for settlement       84,000               -

Tax benefit upon exercise of stock
 options                                350,280               -

Changes in operating assets and
 liabilities:
Accounts receivable                     313,149        (123,495)

Inventories                            (922,880)        (76,801)

Prepaid expenses, other current
 assets, and other assets               (17,096)       (228,030)

Accounts payable                       (186,536)       (142,018)

Accrued expenses and deferred revenue  (143,931)        (25,577)

Income taxes payable                   (346,940)        200,759
                                       ---------       --------
Net cash provided
 by operating activities              $  282,171     $1,113,963
                                       ---------      ---------

See accompanying notes to consolidated condensed financial statements.



                   MICRONETICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                               Nine Months Ended,
                                                   December 31
                                                2004         2003
                                             ---------    ---------
                                          (unaudited)     (unaudited)
Cash flows from investing activities:
 Net proceeds from the sale of marketable
  securities                                $        -      $  892,641

  Purchase of equipment                       (463,594)       (283,099)
                                             ---------       ---------
Net cash (used in) provided by
 investing activities                         (463,594)        609,542
                                             ---------       ---------
Cash flows from financing activities:

  Proceeds from line of credit                 250,000              -

  Payment on mortgages payable                (239,245)      (483,954)

  Net proceeds and (payments) of capital
   lease obligations                            37,517        (31,216)

  Net proceeds from exercise of stock options  591,559        214,183

  Purchase of treasury shares                 (327,014)    (1,200,000)
                                             ---------      ---------
Net cash provided by (used in)
 financing activities                          312,817     (1,500,987)
                                             ---------      ---------
Net change in cash and cash equivalents        131,394        222,518

Cash and cash equivalents at beginning of
 period                                      2,147,836       1,191,022
                                             ---------       ---------
Cash and cash equivalents at end of period  $2,279,230      $1,413,540
                                             =========       =========
Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:

      Interest                              $   50,622      $   81,890
                                             =========       =========

       Income taxes                         $  773,885      $  343,596
                                             =========       =========

See accompanying notes to consolidated condensed financial statements.



               MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position as of December 31, 2004, the results of operations for the three and nine month periods ended December 31, 2004 and 2003, and the cash flows for the nine month periods ended December 31, 2004 and 2003.

      While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2004.

      The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results of the full year.


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

      As of December 31, 2004, the Company has goodwill of $1,117,197 in connection with its acquisition of Enon in March
2002.

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

      At this time, Micronetics does not offer a right to return any Micronetics product (other than for warranty obligations), has no post-shipment obligations, has no policy of awarding credits or discounts and currently offers no price protection or similar privileges. Unless purchasers acquire an extended warranty, which is a new program, Micronetics offers a one-year warranty policy and establishes a warranty reserve. Micronetics charges to expense, when incurred, any warranty costs not covered by the reserve. In order to return a product, Micronetics requires a customer to obtain a Return Material Authorization. This policy is the same for each of Micronetics' two segments (Defense Electronics Group and Commercial Products Group). As of December 31, 2004 and 2003, the Company has not set up a warranty reserve, due to warranty expense being insignificant.

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

      Recent accounting pronouncements - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement requires companies to begin expensing equity-based awards in the first annual reporting period beginning after June 15, 2005. This statement will be effective for the Company beginning in Fiscal 2006. The Company is currently reviewing the terms and conditions of Statement 123R to determine the effect on the Company's results of operations and financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material ffect on the accompanying consolidated financial statements.


Note 3.   STOCK-BASED COMPENSATION
          ------------------------

      The Company measures employee stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. Pro forma information regarding net income (loss) and net income
(loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three month periods ended December 31, 2004 and 2003: risk-free interest rates of 3.87% and 2.27%, respectively; no dividend yield; volatility factors of the expected market price of the Company's common stock of 75% and 75%, respectively, and expected lives of the options were estimated at approximately 2-1/2 and 2-1/2 years, respectively. The weighted average fair value of stock options granted for the three month periods ended December 31, 2004 and 2003 was $2.79 and $0, respectively.

      For  purposes of pro forma disclosures, the estimated  fair value  of  the options is amortized to expense over the  options'
vesting  period.   The  Company's pro  forma  information  is  as
follows:
                                           Three Months Ended
                                              December 31,
                                       ------------------------
                                           2004          2003
                                       ------------   ----------
     Net income - as reported          $   143,971  $   345,220

     Deduct:    stock-based   employee
     compensation  expense  determined
     under  fair-value  based  method,
     net of income tax effect               57,479       50,472
                                        ----------   ----------
     Net income - pro forma            $    86,492  $   294,748
                                        ==========   ==========

     Basic  income  per  share  -   as
     reported                          $       .03  $       .08
                                        ==========   ==========

     Basic  income  per  share  -  pro $       .02  $       .07
     forma                              ==========   ==========

     Diluted  income per  share  -  as
     reported                          $       .03  $       .08
                                        ==========   ==========

     Diluted  income per share  -  pro
     forma                             $       .02  $       .07
                                        ==========   ==========


                                            Nine Months Ended
                                              December 31,
                                       -------------------------
                                            2004        2003
                                       ------------ ------------
     Net income - as reported          $   798,319  $ 1,030,405

     Deduct:    stock-based   employee
     compensation  expense  determined
     under  fair-value  based  method,
     net of income tax effect              148,493      149,322
                                        ----------   ----------
     Net income - pro forma            $   649,826  $   881,083
                                        ==========   ==========
     Basic  income  per  share  -   as
     reported                          $       .18  $       .23
                                        ==========   ==========
     Basic  income  per  share  -  pro $       .15  $       .20
     forma                              ==========   ==========

     Diluted  income per  share  -  as
     reported                          $       .18  $       .23
                                        ==========   ==========
     Diluted  income per share  -  pro
     forma                             $       .15  $       .19
                                        ==========   ==========

Note 4.   INVENTORIES
          -----------

Inventories consist of the following:

                                    December 31,      March 31,
                                        2004            2004
                                    ------------   -------------
                                    (Unaudited)
       Raw materials and work-
        in-process                $    4,018,635  $   3,243,381

       Finished goods                    633,077        485,451
                                    ------------   ------------
                                       4,651,712      3,728,832
       Less: allowance for
        obsolescence                    (215,654)      (152,805)
                                    ------------   ------------
                                   $   4,436,058  $   3,576,027
                                    ============   ============

Note 5.     NOTES PAYABLE AND LONG-TERM DEBT
           --------------------------------

     During the three months ended December 31, 2004, the Company drew down $250,000 of an available $1,500,000 line of credit from a commercial bank. This line, issued on March 25, 2002, was to expire on July 31, 2004, and has been extended until July 30, 2005. This line bears interest at .5% above the bank index of 5.25%, as of December 31, 2004. The Company's assets secure the outstanding promissory note.


Note 6.     SHAREHOLDERS' EQUITY
            --------------------

      During the nine months ended December 31, 2004, the Company
issued   a   total  of  197,796  shares  for  net   proceeds   of
approximately $591,000 upon the exercise of stock options granted under the Company's various option plans.

      During the nine months ended December 31, 2004, the Company
purchased 38,541 shares of its common stock for $327,014.   These
shares are accounted for as treasury shares.


Note 7.     INDUSTRY SEGMENT INFORMATION
            ----------------------------

     Micronetics has determined that segment reporting by operating divisions is no longer the most accurate type of measurement for its business because of overlap. The Company will continue to break out revenues between its commercial and defense departments but will do so at the customer order level. The Company believes this will be a more accurate method to report its business. Additionally, the Company will differentiate its foreign and domestic revenues commencing in its fiscal period ended December 31, 2004. See Item 2. Management's Discussion and Analysis or Plan of Operation. The Company currently has no reporting structure at this time that would provide additional information as required under normal segment reporting.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Results of Operations
---------------------

Three months ended December 31, 2004
------------------------------------

     Operating revenues for the Company's three month period ended December 31, 2004 ("Q3 FY05") were $3,550,457 as compared to $3,522,351 for the same quarter one year ago ("Q3 FY04"), an increase of $28,106, or .8%. The increase was directly attributable to the Company's defense business, where revenues increased by $249,251 or 12%, as compared to the same period last year. Revenues for the Company's commercial business declined 15% as compared to Q3 FY04. Revenue mix for defense and commercial as a percentage of total revenues this quarter were 66% and 34%, respectively, as compared to 60% and 40%, respectively, last year.

     Foreign revenues increased approximately $180,000 or 55.4% over the same quarter last year. Foreign revenues as a percentage of total revenues increased from 9% last year to 14% this year.

     Gross profit margin declined slightly to 44.4% for Q3 FY05 as compared to 45.8% a year earlier. Most of this decline was due to delayed revenues from one of the Company's major customers.

     Research and development ("R&D") expenses declined  to  4.4%
of revenues compared to 5.3% last year. This was largely due to a temporary reduction in headcounts.

     Selling, general and administrative ("SG&A") expenses as a percent of revenues increased to 23.4% from 21.3% the same period last year. Most of the increase was due to increased audit fees and fees to become ISO9001:2000 certified.

     Net income for Q3 FY05 was $143,971, or $.03 per share, basic and diluted, as compared to $345,220, or $.08 per share, basic and diluted, in Q3 FY04. Net income was adversely affected by the decision to make a one-time increase of $240,000 in its overall tax provision accruals due largely to a reconciliation of its tax filings related to tax credits from export sales.


Nine Months ended December 31, 2004
-----------------------------------

     Operating revenues for the nine months ended December 31, 2004 were $10,343,458 as compared to operating revenues of
$9,877,106 for the comparable period last year, an increase of $466,352 or 4.7%. Significant increases of 26% from our commercial business were mostly offset by a 4% decrease from our defense business. Revenue mix for Defense and Commercial as a percentage of total revenues this year were 65% and 35%, respectively, as compared to 71% and 29%, respectively, last year.

     Foreign revenues increased $511,532 over the same period last year. As a percentage of total revenues it accounted for 14% this period compared to 10% for the same period last year.

     Gross profit margin for the nine months ended December 31, 2004 was flat at 43.8% compared to 43.6% for the same period last year.

     R&D expenses decreased slightly to 5.4% of revenues in the nine months ended December 31, 2004 compared to 5.5% of revenues in the same period last year.

     SG&A expenses as a percent of revenues were flat at 23.3% in the nine months ended December 31, 2004 as compared to 23.3% for the same period last year.

     Net income for the nine months ended December 31, 2004 was $798,319, or $.18 per share, basic and diluted, as compared to $1,030,405, or $.23 per share, basic and diluted during the same period last year. The profits were significantly impacted by the increase in the effective tax rate this year due to the absence of carryover credits that ended last year. In addition, net income was adversely affected by a one-time increase of $240,000 in its overall tax provision accruals due largely to a reconciliation of its tax filings related to tax credits from export sales.

      Operating income before taxes increased $191,678  or  13.6%
compared to the same period last year.


Financial Condition
-------------------

     The  Company's  working  capital at December  31,  2004  was
$7,968,223  as  compared to $6,751,746 at March  31,  2004.   The
Company's  current ratio was approximately 5.7 to 1  at  December
31, 2004 as compared to 4.3 to 1 at March 31, 2004.

     Net cash of $282,171 was provided by operating activities during the nine months ended December 31, 2004 as compared to $1,113,963 that was provided by operating activities during the year earlier period. This was primarily due to increased inventories in support of shipments delayed to future quarters.

     Net  cash  used  in  investing activities  was  $463,594  as
compared  to $609,542 provided by during the prior period.   This
was due to the purchase of new equipment. In 2003 we sold 892,641 in marketable securities to offset the purchase of new equipment. Net cash provided by financing activities was $312,817 compared to cash used of $1,500,987 during the year earlier period. This was largely due to proceeds from the line of credit as described below and from proceeds from stock options. As a result of these activities, the Company's cash position increased $131,394 during the current nine months as compared to an increase of $222,518 in the year ago period.

     In accordance with loans from a bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. As of December 2004, the company is in compliance with all of these covenants. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the bank in the amount of $1,500,000. As of December 31, 2004, the Company has drawn $250,000 from this available credit to support capital expenditures.

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


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

      On October 21, 2004, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the Company's shareholders voted on the election of four directors. The shareholders voted for the election of David Robbins, David Siegel, Emanuel Kramer and Gerald Hattori to serve as Directors of the Company until the next annual meeting of shareholders and until their successors are duly elected and qualify.

      At the Meeting, the Company's shareholders also voted on a proposal to ratify the appointment of Goldstein Golub Kessler LLP as the Company's independent auditors for the Company's fiscal year ending March 31, 2005. The following table sets forth the results of such votes:

     Proposal               Affirmative Votes     Negative Votes
     --------               -----------------     --------------
1.   Ratification of the
     appointment of Goldstein
     Golub Kessler LLP as the
     Company's independent
     auditors for the company's
     fiscal year ending March
     31, 2005                     4,099,571               3,881



                   PART II.  OTHER INFORMATION


      Small Business Issuer Purchases of Equity Securities



----------------------------------------------------------------

Period           (a) Total      (b) Average  (c) Total   (d) Maximum
                     number         price paid   Number      Number
                     of shares      per share    of shares   (or app-
                     (or units)     (or unit)    (or units)  roximate
                     purchased                   purchased   dollar
                                                 as part of  value) of
                                                 publicly    shares (or
                                                 announced   units)
                                                 plans or    that may
                                                 programs    yet be
                                                             purchased
                                                             under the
                                                             plans or
                                                             programs
------------------------------------------------------------------------

October 1, to
October 31, 2004       0            0            0             0


November 1, to
November 30, 2004      0            0            0             0


December 1 to
December 31, 2004      0            0            0             0


    Total              0            0            0             0


-----------------------------------------------------------------------





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

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1      Certification  pursuant  to  18  U.S.C.
               Section  1350, as adopted pursuant to
               Section  906 of the Sarbanes-Oxley Act of 2002.

     32.2      Certification  pursuant  to  18  U.S.C.
               Section  1350, as adopted pursuant to
               Section  906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K.

      The registrant did not file any Current Reports on Form 8-K during its fiscal quarter ended December 31, 2004.


                           SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRONETICS, INC.
                                   (Registrant)



Dated:  February 14, 2005          By:/s/David Robbins
                                      --------------------------
                                      David Robbins,
                                      President (Principal
                                      Executive Officer)