Form 10KSB
period 2005-03-31
MICRONETICS  INC
filed 2005-07-14
CIK 820097

=========================================================================


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                  __________________________________

                              FORM 10-KSB



 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2005

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from      to

       Commission File No.: 0-17966



                           MICRONETICS, INC.
-------------------------------------------------------------------------
            (Name of small business issuer in its charter)


       Delaware                            22-2063614
-------------------------------------------------------------------------
(State or other jurisdiction             (IRS Employer
 of incorporation or organization)        Identification No.)


  26 Hampshire Drive, Hudson, NH                 03051
-------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)


           Issuer's telephone number:         (603) 883-2900
-------------------------------------------------------------------------


Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                Common Stock, par value $.01 per share
-------------------------------------------------------------------------
                           (Title of class)

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

Issuer's revenue for its most recent fiscal year was $14,059,497.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $24,469,227 based on the closing price of $7.63 of the issuer's Common Stock, par value $.01 share, as reported by NASDAQ on June 15, 2005.

On June 15, 2005, there were 4,413,206 shares of the issuer's Common Stock outstanding.

The Proxy Statement of the registrant to be filed on or before July 29, 2005 is incorporated by reference to Part III herein.

Transitional Small Business Disclosure Format:     Yes [  ]    No   [X ]




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


ITEM 1.    Description of Business.


General
-------

      The Company was incorporated in New Jersey in 1975 and reincorporated in Delaware in 1987. In January 2003, Microwave Concepts, Inc., a Delaware corporation and a wholly-owned subsidiary of Micronetics ("Micro-Con"), acquired substantially all of the assets of Microwave Concepts, Inc., a New Jersey corporation ("MCI"). The acquisition was recorded under the purchase method of accounting for financial statement purposes. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition. Micro-Con's year-end Balance Sheets are included in the Consolidated Balance Sheets of the Company at March 31, 2005 ("Fiscal 2005") and March 31, 2004 ("Fiscal 2004"). Micro-Con's results of operations and cash flows for April 1, 2004 through March 31, 2005 are included in the Consolidated Statement of Income and Consolidated Statement of Cash Flows for Fiscal 2004 and Fiscal 2005.

     In March 2002, Enon Microwave, Inc., a Massachusetts corporation ("EMI"), merged with and into Enon Microwave, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Enon"). In January 1999, the Company acquired Microwave & Video Systems, Inc. ("MVS") and in February 1999, the Company acquired Vectronics Microwave Corporation ("Vectronics").


Business of Issuer
------------------

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

     Micronetics   is  a  supplier  of  microwave  products   and
subassemblies to defense, aerospace and commercial entities worldwide. It designs and manufactures microwave components and subassemblies which are embedded in a variety of radars, electronic warfare systems, guidance systems, wireless telecommunications and satellite communication equipment. Its microwave devices are used on subassemblies and integrated systems in addition to being sold on a component basis.

       Micronetics operates through its three wholly-owned subsidiaries, Enon Microwave, Inc. ("Enon"), Microwave Concepts, Inc. ("Micro-Con") and Microwave & Video Systems, Inc. ("MVS"), and it consists of four product groups: Receiver Components, Noise Products, Test Solutions and VCO Products.

      Enon designs and manufactures high power, solid-state microwave switches, attenuators, limiters, phase shifters, filters and control devices and assemblies. Enon's power capabilities range from 10 watts to 10,000 watts, with average power capabilities as high as 1,600 watts. Enon's customer base includes Lockheed Martin, Northrop Grumman and Raytheon.

      Micro-Con designs and manufactures individual RFIC/MMIC chips to complete broadband, RF/Microwave integrated converter subsystem assemblies.

      MVS designs and manufactures microwave PIN diode double and
multi-throw   switches,  switch  filter  bands   and   integrated
assemblies.


Micronetics' Product Groups:
---------------------------

       Micronetics'   Receiver  Components  group   designs   and
manufactures  high  performance  control  components,   switches,
attenuators,   phase   shifters,  detectors  and   multi-function
modules.

      Micronetics' Noise Products group designs and manufactures products which include embedded noise modules used to monitor receiver performance, calibrated noise sources and subassemblies used to measure noise figure in both benchtop and automated equipment (ATE) applications. This product group also specializes in amplified noise modules for bit error rate testing and for dithering circuits.

      Micronetics'  Test  Solutions  group  manufactures  a  wide
variety   of  precision  noise  generators;  these  are  products
designed to simulate real-world signal distortions.

      Micronetics' VCO Products group designs precise signal sources that generate sinusoidal signals in specified frequency bands.



Overview of Markets Served:
--------------------------

      Defense/Aerospace Marketplace:
      ------------------------------       The  defense/aerospace
marketplace is in a period of transition, attempting to keep pace with a U.S. military strategy that has been evolving to respond to the decentralized, asymmetric threats that have emerged since the mid-1980s. Current U.S. defense strategy and force structure is moving towards lighter, smarter and more flexible weapons systems with an emphasis on intelligence, surveillance and reconnaissance.

      Reduction in defense spending has led to consolidation in the defense industry. As a result of such consolidation, the industry  is  currently  dominated by a  small  number  of  large domestic prime contractors and a few large European defense companies with an increasing presence in U.S. markets. The large defense prime contractors have shifted their business strategies to focus on platforms and systems integration and consequently have subcontracted the development of many systems and subsystems.

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


       Commercial  Marketplace:
       ----------------------- Wireless communication is the transmission of voice and data signals through the air, without a physical connection, such as metal wire or fiberoptic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length, or frequency, and
intensity.   The  range of electromagnetic waves  is  called  the
spectrum, which encompasses sound near the low end and light toward the higher end. In between is the radio spectrum that is used in all wireless communications. RF indicates lower frequencies, while "microwave" refers to relatively higher frequencies in the spectrum.

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

      A key driver of demand for the Company's products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, the role of test is critical for the rapid commercialization of reliable products required for the increased demands necessitated by broadband and wireless communication technologies. As the speed to market challenges increase, larger companies are relying increasingly on other companies to manufacture a module or an integrated subassembly. This module or subassembly is then assembled by the larger company into an integrated piece of equipment and sold to a customer.
Micronetics has been seeking to capitalize on this trend by increasing its capability of manufacturing integrated subassemblies. Our goal is to leverage our high power and noise technology to continue to be the most reliable microwave subsystem supplier in the merchant marketplace.

     Micronetics' overall strategy in these markets is to:

          - INCREASE VALUE THROUGH HIGHER LEVELS OF INTEGRATION AND BUILT-IN SELF TEST. Combining our extensive expertise in microwave components and packaging with our expertise in microwave subsystem integration (with built-in test) we are able to achieve significant cost reduction and improved reliability over subsystems based on components alone. This is an attractive solution for long-term high reliability programs.

          - REMAIN THE LEADING SUPPLIER OF KEY TECHNOLOGIES. We are the leading supplier of certain key technologies in all our business segments. Our core competencies are our Noise and High Power technologies. These two areas provide a real lead into many microwave system applications.

          - STRENGTHEN OUR EXISTING RELATIONSHIPS WITH PRIME CONTRACTORS. Our history as a supplier of quality high reliability microwave components for airborne platforms has established us as a key supplier to many prime contractors. We continue to leverage off that legacy to support higher integration subsystems with those prime contractors.

          - CAPITALIZE ON OUTSOURCING DYNAMICS IN THE AEROSPACE AND DEFENSE INDUSTRY. As new platforms are becoming increasingly expensive and world threats are becoming less defined, key industries are facing an urgent need to upgrade existing platforms with new electronics. Government agencies are working with smaller companies as opposed to the large OEMs for these upgrades. Our ability to provide a timely, cost effective, and reliable design upgrade allows us to become a prime contractor in this area. In addition, our history as a viable public entity provides the security they are looking for.

          - PURSUE STRATEGIC ACQUISITIONS. We will continue to look for small profitable, entrepreneurial organizations with compatible technologies where we can put together an accretive deal right from the start. We believe our philosophy of leaving the operations intact, adding some corporate structure, sharing sales and marketing intelligence and combining forces to win large microwave subsystems positions us for growth.

          - CONTROL COSTS THROUGH OUTSOURCING. We have controlled costs of goods sold (COGS) through a well-established use of manufacturing partners. These partnership arrangements allow us to focus on the quality, integrity and intelligence of our engineering designs, while maintaining tight control over costs, scheduling, quality, manufacturing and final test.

          - MAINTAIN DIVERSITY IN DEFENSE AND COMMERCIAL MARKETPLACE. We balance business in defense with commercial marketplaces in order to sustain consistent growth. The defense marketplace provides stable growth opportunities with long-range visibility, while the commercial marketplace offers more aggressive growth opportunities. This combined effort results in stable growth.

      The following are descriptions of Micronetics' product families:

     Microwave Integrated Subassemblies:
     ----------------------------------   Micronetics designs and
manufactures microwave integrated subassemblies, or MIS, which consist of sophisticated assemblies that perform many functions, primarily involving switching of microwave signals. Micronetics' MIS's are employed in several defense, commercial or aerospace electronics systems and programs. These assemblies combine microwave functions such as amplification, attenuation, switching of multiple signals, and phase and amplitude control.

       Receiver   Components:
       ---------------------   Micronetics  designs  solid-state
control components for the control of RF signals in level, direction or phase shift in frequencies up to 26.5 GHz. The products consist of switches, attenuators, limiters and phase shifters, filters and control devices, including combinations of these items, such as switch filter assemblies. These products incorporate either silicon PIN diodes or GaAs MESFETs packaged in chip and wire assemblies. Micronetics' PIN designs cover the frequency range of 10MHz to 26.5GHz, with strong expertise in controlling switching transients in 50 to 200MHz bandwidths; reducing inter-modulation distortion by a factor of 100 over conventional PIN switching designs; and linear switching capability with RF power levels up to 10,000 watts. With GaAs MESFET designs, Micronetics' product capability extends from DC to 18GHz, with expertise in controlling rise/fall times and high isolation characteristics.

       The Company's solid-state receiver components and subassemblies are used widely in military (MIL) ground-based, shipboard and airborne radar for tracking and simulation, phased array radar, electronic warfare systems, electronic intelligence (ELINT) and tactical/satellite communications systems. To a lesser extent, Micronetics' solid-state control components have commercial applications such as wireless communications, radar surveillance and test equipment support systems. Typical functions include pulse shaping, attenuating, automatic gain control, duplexing and receiver protection. Many of Micronetics' products are used in high end radar simulation and ELINT markets. Micronetics offers a range of package styles, in both connectorless and connectorized types, including surface mount, drop-in and microstrip.

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

      High  Power  Products:
      --------------------- Micronetics' high power microwave devices are used in radar system transmitters. There are relatively few companies with the expertise or facilities to design, manufacture and test high power devices. Micronetics also produces lower power, broad band microwave integrated assemblies for the defense electronics industry. These switches are used in the following applications, including rear warning receivers, or RWRs, electronic countermeasures, or ECM, systems and highly sensitive receiver systems.

      Test Equipment:
      -------------- Micronetics offers several broadband test solution platforms specifically designed to serve the wireless telecommunications and satellite communication markets employing such application standards as TDMA, CDMA, GSM, PCS, and other markets employing cable modem transmission and other internet infrastructure applications. Instruments based on these platforms perform a variety of tests which are used in performance verification and the emulation of impairments in cellular/PCN/PCS, satellite and cable modem communication systems.

      The Company's equipment is centered around the following three platforms: Carrier-to-Noise ("CNG"), Noise Generators and
Hand-Held Power Meters. These platforms are described in more detail below:

           (1) Carrier to Noise Instrument (CNG Platform). ------------------------------------------ This
     is a fully-automated platform for test equipment used to set accurate carrier to noise (C/N) ratios over a wide range of signal power and frequency ranges. The CNG sets C/N ratios, on demand, to provide precision bit-error-rate and sensitivity testing. The Company markets several models of equipment on this platform, including CNG-70/140 Modem Tester; CNG-892/1850-CDMA Signal Tester, CNG-2105-Wireless Local Loop Signal Tester, as well as other models for other communications protocol platforms. Product advantages include ease of use, accuracy, self-test, power meter calibration, long-term accuracy and an active matrix color display.

            (2)   Noise  Generators  (NOD  Platform).
                  ----------------------------------   This  test
     instrument platform consists of 17 models that selectively address frequency bands from 10Hz to 18GHz. This platform is designed to provide low cost accurate noise levels, which are useful for performing carrier to noise measurements. The equipment has been approved for standards testing on certain commercial wireless network platforms; and (ii) ANG
     Series: This testing platform consists of a programmable multi-purpose, micro-processor controlled noise generator that is designed for bench-top and automated test equipment applications. This product line superseded the Company's MX-5000 series.

           (3)  Portable Power Meters.
                --------------------- This instrument is sold on a standard line basis and is a component of other test equipment manufactured by the Company.

       Noise  Components:
       ----------------- Micronetics' noise components are generally employed in testing and measuring sophisticated radar and communications systems to determine the quality of the reception and transmission of information being transmitted. The widest application for the Company's noise-based test components is as reference standards in test instruments that measure unwanted noise in devices and components. This is accomplished by comparing a known noise reference to the unwanted noise found in the radar or communication system being tested. By generating a random noise signal, in combination with a live transmission signal, a noise generator simulates signals the receiver will encounter in the real world and allows a manufacturer to determine if its product is performing to specifications. Noise source testing is often more cost-efficient, faster and more accurate than alternative methods using discrete signal generators.

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

       Voltage   Controlled  Oscillators  ("VCOs"):
       -------------------------------------------    Micronetics
designs, manufactures and markets a line of VCOs which provide a precise signal source within a given frequency range. The output frequency of the oscillator is determined by a direct current ("DC") control voltage. This applied voltage tunes the oscillator over a specified range. The Company's products generate sinusoidal signals in frequency ranges from 100MHz to over 7.5GHz, utilizing packaged silicon bipolar transistors that are controlled by an input voltage signal. Most of the uses of those frequency ranges are identified with wireless applications including some MIL communications and satellite voice/messaging. Products are offered in a series of narrow-band, wide-band and selective octave tuning bandwidths. Depending on the series, packaging configurations for MIL and commercial applications include PIN types, SMT, hermetic and miniature packages.


Manufacturing
-------------

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

      During Fiscal 2005 Micronetics' Hudson, NH facility earned its ISO 9001:2000 certification. TUV America Inc., an independent ISO 9001 quality system registrar, certified the Company as compliant in November 2004, following a rigorous audit to assess the Company's quality assurance systems against ISO certification requirements. To be in compliance with ISO standards, the Company had to demonstrate its use of well-documented and highly disciplined controls and processes to ensure consistency and reliability of product quality, interaction with its customers and a continuous effort to improve.


Suppliers
---------

      The Company has approximately 300 suppliers, a few of which are the sole source for some raw materials. Over the past ten years, the Company has experienced limited supply problems and does not anticipate any material increase in these problems in the foreseeable future. The Company does not believe there would be any significant business disruption if it were to lose one of its sole suppliers because it generally has sufficient inventory to give it time to develop an alternative supplier.


Sales and Marketing
-------------------

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

      The Company also uses various methods to promote its products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website. The Company increased its advertising expenditures during Fiscal 2005 and intends to continue these activities in its current fiscal year.

      During Fiscal 2005 and Fiscal 2004, the approximate mix  of
sales   was   35%  and  27%  respectively,  for  the   commercial
applications   and   65%  and  73%  respectively,   for   Defense
applications.


Customers
---------

       The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or larger Fortune 500 companies with world-wide operations. Other than the US Government or its agencies, one customer, ITT, accounted for more than ten percent of the Company's consolidated sales in Fiscal 2005; ITT accounted for 16.3%. Additionally, Aerosat accounted for 7.8%, Northrop Grumman accounted for 7.8%, and AAI accounted for 5.7% of the Company's consolidated sales in Fiscal 2005. The Company believes that replacing any of its customers would be difficult but the loss of any of these customers should not result in a material adverse effect on the Company.

      Other customers of the Company include Alcatel, Boeing, BAE Systems, Credence, Ericsson, ITT, L-3 Communications, Lockheed Martin, Lucent Technologies, Motorola, NEC, QualComm, Southwest Research, Tektronix, Teradyne and Thales. In addition, direct government customers include Hill AFB, NAVICP and CECOM. The Company's customers generally buy products from the Company on the basis of purchase orders, rather than long-term supply contracts.


Competition
-----------

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

      The  Company's  primary competitors are  Herley  Microwave,
Chelton, M/A Com, Filtronics, Spirent Communications, Crane  Inc,
DBM Microwave, Wireless Telecom Group, Mini-Circuits, Synergy and
Z-Comm.

     Micronetics' competitive position is:

     - HISTORY OF RELIABILITY ON AIRBORNE PROGRAMS. We have an excellent performance track record in airborne programs. Our experience has allowed us to deliver complex integrated subsystems to meet the exacting requirements of airborne in-flight satellite broadcasting.

     - DIVERSE PRODUCTS AND MARKET BASE. With a balanced combination of defense and commercial markets, we are able to leverage the NRE funding from defense programs to technology for commercial products and the large volume and price pressure on commercial products reduces manufacturing cost on our defense products.

     - SUCCESSFUL ACQUISITION TRACK RECORD. We believe our acquisition formula based on leaving operations intact is key to our successful acquisitions program. Our formula is based on leaving operations intact, allowing for a smooth transition and maintaining valuable resources. Every acquisition is consistent with our goal of continuing to expand our Company by building up our resources to manufacture and design complex integrated subassemblies.


Research and Development
------------------------

     The Company maintains an engineering staff of 12 individuals as of March 31, 2005, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation. These expenses were $676,069 and $787,594 for Fiscal 2005 and Fiscal 2004, respectively. Research and development expenses have decreased from the prior year as the Company utilized prior year developments.

     The Company intends to continue its research and development activities and considers these efforts to be vital to its future business expansion and success.


Backlog
-------

       Micronetics  backlog  of  firm  orders  was  approximately
$11,000,000  and  $10,000,000  on  March  31,  2005   and   2004,
respectively.


Government Regulation
---------------------

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


Employees
---------

     As of March 31, 2005, the Company had 87 full-time employees including 23 engaged in management and administration, 12 in engineering, 48 in production and testing and 4 in sales. It also periodically engages consultants to assist it in various engineering-related activities. The Company believes that its employee relations are good.


Intellectual Property
---------------------

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

     The Company has registered "Micronetics" and "Innovation For the Future" as trademarks with the U.S. Patent and Trademark Office (the "USPTO"). It has also filed a trademark application for "EbNoTic" with the USPTO. There is no assurance that this mark will be allowed to be registered.


Warranty and Service
--------------------

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

Product Liability Coverage
--------------------------

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


Environmental Laws
------------------

      The costs and effects of compliance with federal, state and local environmental laws were not material.


Risk Factors
------------

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


ITEM 2.   Property.
------------------

     The Company's principal manufacturing facility and corporate offices are located in 25,000 square feet of general office, warehouse and manufacturing space situated in a 32,000 square foot building that it owns. This facility is located in Hudson, NH in an industrial park. The Company leases out the remaining 7,000 square feet of this facility pursuant to a lease with an unaffiliated entity. In February 2004, the Company refinanced its mortgage on this facility, entering into a new five year mortgage payable for $630,000 with interest at 5.75%, payable in monthly installments of $12,107. This loan is secured by the land and the building.

      MVS operates out of a 5,000 square foot facility located in Danbury, CT, which it leases from an unaffiliated entity.

      Enon operates out of an 11,000 square foot facility located in Topsfield, MA. Half of this facility was acquired by the Company in March 2003 and the other half is leased from an unaffiliated entity. In March 2003, in connection with the purchase of a portion of a commercial condominium housing the Company's Enon division, the Company entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 when the balance is due. The commercial condominium and all other tangible property of Enon secure this mortgage.

      Micro-Con operates out of a 9,600 square foot facility located in Fairfield, NJ, which is leased from an unaffiliated entity.

      We believe our facilities are adequate for our current and presently anticipated future needs.


ITEM 3.   Legal Proceedings.
---------------------------

     The Company is not a party to any pending legal proceedings.


ITEM 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                             PART II

ITEM 5.   Market  for Common Equity, Related Stockholder  Matters
          and   Small   Business  Issuer  Purchases   of   Equity
          Securities.
-----------------------------------------------------------------

      (a) The Common Stock is traded on the NASDAQ Small Cap Market under the symbol NOIZ. "The NASDAQ Stock Market" or "NASDAQ" is a highly-regulated electronic securities market comprised of competing market makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The NASDAQ Stock Market consists of two distinct market tiers: the NASDAQ National Market and the NASDAQ Small Cap Market.

     The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 2003 until June 17, 2005 as reported by NASDAQ, were as follows:


                                            Bid Prices
                                       -------------------
                                       High            Low
                                       ----            ---
     Quarter Ended
     -------------

     Fiscal 2004
     -----------

     First Quarter                      8.35            4.28
     Second Quarter                     8.51            4.69
     Third Quarter                      8.03            5.50
     Fourth Quarter                     8.79            6.75


     Fiscal 2005
     -----------

     First Quarter                     10.91            5.45
     Second Quarter                     8.86            6.08
     Third Quarter                      8.62            6.70
     Fourth Quarter                     9.98            7.26


     Fiscal 2006
     -----------

     First Quarter                      7.29            8.98
      (through June 17, 2005)



      These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      (b) The number of holders of record of the Common Stock as of June 15, 2005 was 283. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in "street" name.

      (c) The Company has not paid any cash dividends during its two most recent fiscal years, nor any subsequent interim period. Under the Company's loan agreements with TD Banknorth, N.A. (the "Bank"), it is restricted from paying dividends without the consent of the Bank.


Recent Sales of Unregistered Securities
---------------------------------------

      On October 16, 2002, the Company entered into a Financial Advisory and Investment Banking Agreement (the "Agreement") with an entity. Pursuant to the Agreement, the Company granted a three year warrant to purchase 50,000 shares of its Common Stock to this entity (or its designees) exercisable at $3.00 per share (the "Warrant"). The Agreement subsequently became the subject of a dispute. In settlement of this dispute, in June 2004, the Company allowed the entity to exercise the warrant as to 20,000 shares and cancelled the balance of the warrant. No underwriters were involved in the transaction. The securities were not sold to the entity for cash. The securities were issued to this entity as part of the consideration for this entity entering into the Agreement and providing the services thereunder. The issuance of the Warrant and the issuance of shares upon exercise of the Warrant were pursuant to the exemption from registration provisions contained in Section 4(2) of the Securities Act of
1933. The Company did not engage in any public advertising or general solicitation in connection with this transaction. The Company provided this entity with disclosure of all aspects of the Company's business, including providing this entity and its management with the Company's reports filed with the Securities and Exchange Commission, the Company's press releases, access to the Company's auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of this entity obtained all information regarding the Company they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities as partial consideration for their services.


              Equity Compensation Plan Information
--------------------------------------------------------------------

                     (a)               (b)               (c)
--------------------------------------------------------------------
Plan category  Number of         Weighted-average   Number of
               securities to     exercise price of  securities
               be issued         outstanding        remaining
               upon exercise     options, warrants  available for
               of outstanding    and rights         future issuance
               options, warrants                    under equity
               and rights                           compensation
                                                    plans (excluding
                                                    securities
                                                    reflected in
                                                    column (a)
--------------------------------------------------------------------

Equity
compensation
plans and
warrants
approved
by security
holders             650,500          $4.87            809,615

---------------------------------------------------------------------

Equity
compensation
plans not
approved by
security holders     87,500          $4.53               0
---------------------------------------------------------------------

Total               738,000          $4.78            809,615

---------------------------------------------------------------------


      Small Business Issuer Purchases of Equity Securities




Period      (a) Total Number (b) Average  (c) Total    (d) Maximum
            Of Shares        Price Paid   Number       Number (or
            Purchased        per Share    of Shares    Approximate
                                          Purchased    Dollar Value)
                                          as part of   of Shares that
                                          Publicly     may yet be
                                          Announced    purchased
                                          Plans or     under the
                                          Programs     Plans or
                                                       Programs
----------------------------------------------------------------------

January 1, to
January 31, 2005    0             0           0             0


February 1, to
February 29, 2005   0             0           0             0


March 1 to
March 31, 2005      0             0           0             0


    Total           0             0           0             0

----------------------------------------------------------------------

Selected Financial Data (in thousands except per share data):


                                    Years ended March 31,
                          ----------------------------------------
                          2005     2004     2003     2002     2001
                          ----     ----     ----     ----     ----
Net Sales               $14,059  $13,832  $10,676  $ 7,566  $ 7,793
Gross Profit            $ 6,421  $ 6,294  $ 4,711  $ 3,198  $ 3,105
Gross Profit %               46%      46%      44%      42%      40%

Net Income              $ 1,275  $ 1,511  $ 1,189  $   335  $   873

Earnings per
 common share - Basic   $  0.29  $  0.34  $  0.27  $  0.08  $  0.22

Basic Weighted
 Average Shares           4,375    4,389    4,387    4,131    4,026

Earnings per common
 share - Diluted        $  0.29  $  0.34  $  0.27  $  0.08  $  0.21

Diluted Weighted
 Average Shares           4,452    4,474    4,468    4,454    4,217

Total Assets            $14,636  $12,964  $12,123  $10,595  $ 8,224
Total Current
 Liabilities            $ 1,918  $ 2,051  $ 1,491  $ 1,336  $   893
Long-Term Debt net of
 current portion        $   734  $   920  $ 1,548  $ 1,566  $   760
Other Long-Term
 Liabilities            $   170  $   163  $     0  $    59  $     0




ITEM  6.    Management's  Discussion  and  Analysis  or  Plan  of
Operation.
-----------------------------------------------------------------

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

Recent Accounting Pronouncements
--------------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued and subsequently revised FAS Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". FIN 46 requires existing, unconsolidated variable interest entities ("VIES") to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. To date, we have not created any VIE nor obtained an interest in any VIE for which we would be required to apply the consolidation provisions of FIN 46.

     In  December 2003, the SEC issued Staff Accounting  Bulletin
(SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our financial position, results of operations and cash flows.

     In  November 2004, the FASB issued SFAS No. 151,  "Inventory
Costs," an amendment of ARB No. 43, Chapter 4, "Inventory Pricing". This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effects of this statement, which we are required to adopt effective April 1, 2007, on our financial position, results of operations and cash flow.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-
Based   Compensation"  and  superseding  APB  Opinion   No.   25,
"Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after December 15, 2005. We are evaluating the alternatives under the standard, which we are required to adopt in the first quarter of our fiscal year ending March 31, 2007.



Critical Accounting Policies
----------------------------

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


Accounts Receivable
-------------------

     We  perform ongoing credit evaluations of our customers  and
adjust   credit  limits  based  upon  payment  history  and   the
customer's current credit worthiness, as determined by a review of their current credit information.


Allowance for Doubtful Accounting
---------------------------------

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

Inventories
-----------

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


Valuation of goodwill and intangible assets and their impairment
----------------------------------------------------------------

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

     On an on-going basis, management reviews the value and depreciation of long-lived assets, including goodwill and other intangible assets. During this period of amortization review, we re-evaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly-owned subsidiaries and investments.


Recent Acquisitions
-------------------

      The were no acquisitions during Fiscal 2005 or Fiscal 2004 that affect period-to-period results.


Results of Operations
---------------------

     Net revenues for Fiscal 2005 were $14,059,497 as compared to net revenues of $13,831,706 for Fiscal 2004, an increase of $227,791 or 1.65%. Sales in the defense related market decreased approximately $900,000 or 9%, while commercial related sales were up by $1,100,00 or 29%. Foreign sales accounted for approximately $1,625,000 and $1,356,000 in Fiscal 2005 and Fiscal 2004,
respectively. These sales represented 11.6% and 9.8% of the total revenues for Fiscal 2005 and Fiscal 2004, respectively.
Micronetics backlog of firm orders was approximately $11,000,000 and $10,000,000 at March 31, 2005 and 2004,
respectively. Sales in the defense related market decreased primarily due to the deferment of shipments by a customer on a long running program. In the fourth quarter we resumed those shipments and expect the shipments to continue. Sales in the commercial market increased in Handheld Instrumentation, System-on-a-Chip Test Integration and Airborne DBS In-flight Entertainment. We expect to maintain stability in our legacy defense products and programs, and to experience growth in defense integrated subsystems and in commercial Airborne DBS programs.

     Gross profit as a percent of revenues remained flat at 45.7% in Fiscal 2005 as compared to 45.5% in Fiscal 2004. We were able to maintain our cost structure through continuous improvements in cost controls.

       Selling, general and administrative ("SG&A") expenses increased slightly as a percentage of net sales in Fiscal 2005 to 24.4% from 23.4% from Fiscal 2004. SG&A expenses were $3,427,859, up 5.74% or $186,171 for Fiscal 2005 over $3,241,688 for Fiscal
2004. The increase in SG&A is primarily a reflection of ISO implementation, the business development personnel and services required to achieve ISO certification, and increasing the Company's infrastructure to support future growth.

     Research and development ("R&D") expenses decreased 14.2% or $111,525 for Fiscal 2005 due in large part to the utilization of prior year product developments. The decrease was also in line with the decline in defense related product sales, and a 20% reduction in engineering labor related to those products.

      Income from operations increased to $2,317,509 in Fiscal 2005 from $2,265,164 in Fiscal 2004. The Company had net income of $1,275,276 or $.29 per share-basic and diluted in Fiscal 2005, a decrease of $235,404, as compared to net income of $1,510,680 or $.34 per share-basic and diluted, during Fiscal 2004. The net income decline can be largely attributed to an increase of $240,000 in the Company's tax provisions related to a reduction in anticipated income tax benefits associated with export sales and tax credits. The weighted average shares outstanding were 4,374,762 (basic) and 4,451,766 (diluted) for Fiscal 2005, as compared to 4,388,554 (basic) and 4,473,701 (diluted) for  Fiscal
2004.

      The Company decreased its inventory reserves by $127,955 to $24,850 in Fiscal 2005 as compared to $152,805 in Fiscal 2004.
The  Company wrote off or devalued a total of $383,243 in  Fiscal
2005.

      In accordance with SFAS 142, impairment testing of goodwill was  done in the fourth quarter of Fiscal 2005 and 2004 and  will
continue to be performed annually, in the fourth quarter.   There
was no impairment of goodwill in Fiscal 2005 and 2004.

The Company's Quarterly Results:


FISCAL 2005
-----------
                         Q1 FY05    Q2 FY05    Q3 FY05    Q4 FY05
                         -------    -------    -------    -------
             $ in 000
             --------
Net Sales                $ 3,379    $ 3,414    $ 3,550    $ 3,716
Gross Profit             $ 1,540    $ 1,413    $ 1,575    $ 1,893
Gross Profit %                46%        41%        44%        51%

Net Income               $   350    $   304    $   144    $   477

Earnings per
 common share - Basic    $  0.08    $  0.07    $  0.03    $  0.11

Basic Weighted
 Average Shares            4,287      4,392      4,409      4,411

Earnings per common
 share - Diluted         $  0.08    $  0.07    $  0.03    $  0.11

Diluted Weighted
 Average Shares            4,362      4,451      4,479      4,504

Total Assets             $13,402    $13,811    $14,009    $14,636
Total Current
 Liabilities             $ 1,855    $ 1,690    $ 1,708    $ 1,918
Long-Term Debt net of
 current portion         $   826    $   798    $   789    $   734
Other Long-Term
 Liabilities             $   196    $   193    $   181    $   170



FISCAL 2004
-----------
                         Q1 FY04    Q2 FY04    Q3 FY04    Q4 FY04
                         -------    -------    -------    -------
             $ in 000
             --------
Net Sales                $ 3,026    $ 3,329    $ 3,522    $ 3,955
Gross Profit             $ 1,263    $ 1,424    $ 1,614    $ 1,992
Gross Profit %                42%        43%        46%        50%

Net Income               $   315    $   370    $   345    $   480

Earnings per
 common share - Basic    $  0.07    $  0.08    $  0.08    $  0.11

Basic Weighted
 Average Shares            4,457      4,527      4,338      4,389

Earnings per common
 share - Diluted         $  0.07    $  0.08    $  0.08    $  0.11

Diluted Weighted
 Average Shares            4,505      4,694      4,515      4,474

Total Assets             $12,119    $12,632    $11,686    $12,964
Total Current
 Liabilities             $ 1,444    $ 1,573    $ 1,513    $ 2,051
Long-Term Debt net of
 current portion         $ 1,184    $ 1,117    $ 1,044    $   920
Other Long-Term
 Liabilities             $     0    $     0    $     0    $   163



Liquidity and Capital Resources
-------------------------------

      As of March 31, 2005, the Company's working capital was $8,189,504 as compared with working capital of $6,751,746 at March 31, 2004. This reflects a current ratio of 5.3 to 1 at March 31, 2005, as compared to 4.3 to 1 at March 31, 2004.

     Net cash increased approximately $230,000 in Fiscal 2005 compared to an increase of $957,000 during Fiscal 2004. Fiscal 2004 cash was significantly impacted by the sale of marketable securities totaling approximately $877,000. Excluding the sale of the marketable securities in Fiscal 2004, cash increased in the current year by approximately $150,000 over Fiscal 2004. Net cash of approximately $881,000 was provided by operating activities during Fiscal 2005 as compared to $2,168,000 during Fiscal 2004. The change was significantly due to reductions in Accounts Payable, increases in inventory and income taxes payable. Net cash used in investing activities during Fiscal 2005 was approximately $780,000 as compared to net cash provided by investing activities of $304,000 during Fiscal 2004. Most of the decrease in the investing activities was due to the fact that we sold marketable securities in Fiscal 2004. Net cash provided by financing activities was approximately $129,000 in the current year versus cash used of $1,516,000 last year. Fiscal 2004 numbers were impacted from the refinancing of a mortgage and the purchase of treasury shares from the estate of the Company's former President and Chief Executive Officer.

      In accordance with loans from the Bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company also has a line of credit with the Bank in the amount of $1,500,000. As of March 31, 2005, there was $250,000 outstanding against this line of credit.

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

      On June 10, 2005, the Company, secured a $6M term loan concurrent with the closing of the Stealth Acquisition. The term loan has a maturity date of June 10, 2012. Borrowing under the term bears interest at 1-month LIBOR rate of 2.25% and may be repaid at any time at the Company's option.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.


Forward-looking statements
--------------------------

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

      The significant slowdown in capital spending by certain of our customers, coupled with existing economic and geopolitical uncertainties and the potential impact on customer demand, has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of changes in industry and market conditions, many of our customers have significantly reduced their capital spending. Our revenues and operating results have been and may continue to be materially and adversely affected by reductions in capital spending by our customers.

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

     The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of high quality, new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to operate with products of other suppliers, to address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others. The development of new, technologically advanced products, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in such development may result in expenses growing at a faster rate than revenues, particularly since the initial investment to bring a product to market may be high. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.

           The success of new or enhanced products, depends on a number of other factors, including the timely introduction of such products, market acceptance of new technologies and industry standards, the quality and robustness of new or enhanced products, competing product offerings, the pricing and marketing of such products and the availability of funding for such networks. Products and technologies developed by our competitors may render our products obsolete. If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry, and our sales, market share and customer relationships could be materially and adversely affected.

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

ITEM 7.   Financial Statements.
------------------------------


     This information is contained on pages F-1 through F-25 hereof.

     Financial Statements                          Page
     --------------------                          ----

     Reports of Two Independent Registered Pubic
     Accounting Firms                              F-1 - F-2

     Consolidated Balance Sheets, March 31,
     2005 and 2004                                 F-3

     Consolidated Statements of Income for the
     years ended March 31, 2005 and 2004           F-4

     Consolidated Statement of Shareholders'
     Equity for the years ended March 31,
     2005 and 2004                                 F-5

     Consolidated Statements of Cash Flows for the
     years ended March 31, 2005 and 2004           F-6

     Notes to Consolidated Financial Statements
     March 31, 2005 and 2004                       F-7 - F-25



ITEM 8.   Changes  In  and  Disagreements  With  Accountants   on
          Accounting and Financial Disclosure.
-----------------------------------------------------------------

      On February 22, 2005, the Company dismissed Goldstein Golub
Kessler LLP ("GGK") as its independent accountants.

     The reports of GGK on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change accountants was approved by the Board of Directors and Audit Committee of the Company.

      During the Company's two most recent fiscal years and the subsequent interim period there were no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the matter in its report.

     On February 25, 2005, the Company engaged Grant Thornton LLP ("Grant") as its independent auditors for its fiscal year ending March 31, 2005. During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging Grant, the Company (or someone on its behalf) did not consult Grant regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statement; or (ii) any matter that was either the subject of a disagreement or a reportable event.

      GGK furnished the Company with a letter addressed to the Securites and Exchange Commission (the "SEC") stating it agrees with the above statements. A copy of that letter, dated February 28, 2005, is filed as Exhibit 16 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2005.


ITEM 8A. Controls and Procedures.
------------------------------------

     Evaluation of disclosure controls and procedures - As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chief Executive Officer and the Company's Principle
Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principle Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. We believe that these deficiencies did not affect the accuracy of our financial statements in this report.

     The Company's independent registered accounting firm has advised management and the audit committee that the following identified internal control deficiencies constitute a significant deficiency in the Company's internal control.

     1. A lack of persuasive evidence of management oversight and review as compensatory control to address inadequate segregation of incompatible duties in certain areas of revenue and expenditure transaction cycles.

     Management is aware that there is a perceived lack of persuasive evidence of management oversight and review in some areas. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

     Changes in internal control - Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the year ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B.  Other Information.
---------------------------

None




                            PART III

      The information to be contained in Items 9-12 and 14 herein is incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2005.


ITEM 13.     Exhibits.
---------------------


(a)  Exhibits.

      3.1    Certificate of Incorporation of the Company,
             as amended, incorporated by reference to Exhibit 3.1
             to   Registration   Statement  No.   33-16453   (the
             "Registration Statement").

      3.2    By-Laws  of  the Company,  incorporated  by
             reference   to   Exhibit  3.2  of  the  Registration
             Statement.

     10.1 1994 Stock Option Plan, incorporated by reference to Exhibit 10.8 of the Company's Annual
             Report  Form 10-KSB for its fiscal year ended  March
             31, 1994.

     10.2    First Amended and Restated 1996 Stock Option
             Plan, incorporated by reference to Exhibit 99 of Registration Statement No. 333-46646 filed on Form S-8.

     10.3 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive
             Proxy Statement filed with the SEC on September  24,
             2003.

     10.4    Mortgage Note dated February 13, 2004 by  the
             Company   to   Banknorth,  N.A.,   incorporated   by
             reference  to  Exhibit 10.4 of the Company's  Annual
             Report  on  form  10-KSB for its fiscal  year  ended
             March 31, 2004 ("Fiscal 2004").

     10.5    Mortgage  Deed and Security Agreement  dated
             February 13, 2004 between the Company and Banknorth,
             N.A.,  by reference to Exhibit 10.5 of the Company's
             Annual Report for Fiscal 2004.

     10.6    Amended and Restated 401(k) Plan.

     10.7 Revolving Loan and Security Agreement, dated as of May 10, 2005, between Micronetics, Inc. and TD Banknorth, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 16, 2005.


ITEM 13.            Exhibits (Continued):
----------------------------------------


     10.8 Promissory Note, dated as of May 10, 2005, issued by Micronetics, Inc. to TD Banknorth, N.A., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on May 16, 2005.

     10.9 Term Loan Agreement, between Micronetics, Inc. and TD Banknorth N.A., dated as of June 10, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 16, 2005.

     10.10 Term Note, issued by Micronetics to TD Banknorth N.A., dated as of June 10, 2005, incorporated by reference to Exhibit
             10.2 to the Current Report on Form 8-K filed by the Company on June 16, 2005.

     10.11 Stock Purchase Agreement among Micronetics, Inc., and the Stockholders of Stealth Microwave, Inc., dated June 10, 2005, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 16, 2005.

     21      List of Subsidiaries of the Company.

     23.1    Consent of Goldstein Golub Kessler LLP dated July 13, 2005.

     23.2    Consent  of  Grant  Thornton  LLP  dated July 13, 2005.

     31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002.

     31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002.

     32.1    Certification  pursuant  to  18   U.S.C. Section 1350, as adopted
             pursuant to Section 906  of the Sarbanes-Oxley Act of 2002.

     32.2    Certification  pursuant  to  18   U.S.C. Section 1350, as adopted
             pursuant to Section 906  of the Sarbanes-Oxley Act of 2002.





                            SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MICRONETICS, INC.



Dated: July 12, 2005                 By:/s/David Robbins
                                       ---------------------------
                                       David Robbins, President



      In accordance with the Exchange Act this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                      Date
---------                      -----                      ----

/s/David Robbins           President and Director      July 12, 2005
---------------------      (principal executive
David Robbins               officer)


/s/David Siegel            Director                    July 12, 2005
---------------------
David Siegel


/s/Emanuel Kramer          Director                    July 12, 2005
---------------------
Emanuel Kramer


/s/Gerald Hattori          Director                    July 12, 2005
---------------------
Gerald Hattori


/s/Dennis Dow              Vice President - Finance    July 12, 2005
---------------------      (principal financial and
Dennis Dow                  accounting officer)










         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Micronetics, Inc.


      We have audited the accompanying consolidated balance sheet of Micronetics, Inc. and subsidiaries as of March 31, 2004 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronetics, Inc. and subsidiaries as of March 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.



                                           /s/Goldstein Golub Kessler LLP



New York, New York
May 7, 2004,  except for Note 11
which is dated June 24, 2004





         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Micronetics, Inc.


      We have audited the accompanying consolidated balance sheet of Micronetics, Inc. and subsidiaries as of March 31, 2005 and the related consolidated statement of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronetics, Inc. and subsidiaries as of March 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/Grant Thornton LLP


Boston, Massachusetts
June 16, 2005







                     MICRONETICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET


          ASSETS
          ------                                March 31, 2005  March 31, 2004
                                                --------------  --------------
Current assets:

  Cash and cash equivalents                     $  2,377,893     $ 2,147,836

  Marketable securities                              562,802         551,935

  Accounts receivable, net of
   allowance for doubtful accounts
   of $66,625 and $79,384 in 2005 and
   2004,respectively                               2,465,725       2,379,717

  Inventories                                      4,473,715       3,576,027

  Prepaid expenses                                   227,007         116,531

  Deferred tax asset                                    -              3,994

  Other current assets                                  -             26,575
                                                  ----------      ----------

     Total current assets                         10,107,142       8,802,615
                                                  ----------      ----------

Property, Plant and Equipment - net                3,406,701       3,038,506

Other assets:

  Security deposits                                    5,335           5,335

  Goodwill                                         1,117,197       1,117,197
                                                   ---------      ----------

     Total other assets                            1,122,532       1,122,532
                                                  ----------      ----------

                                                 $14,636,375     $12,963,653
                                                  ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

  Accounts payable                               $   372,265     $   538,141

  Accrued expenses                                   971,673         951,921

  Deferred revenue                                     9,725           2,000

  Income taxes payable                                75,882         204,280

  Deferred tax liability - current portion             6,504            -

  Short-term debt                                    250,000            -

  Long-term debt - current portion                   231,589         354,527
                                                  ----------      ----------

    Total current liabilities                      1,917,638       2,050,869
                                                  ----------      ----------

Long-term debt - net of current portion              734,418         920,360

Deferred tax liability                               169,785         162,582
                                                  ----------      ----------

     Total  liabilities                            2,821,841       3,133,811
                                                  ----------      ----------
Commitments and contingencies

Shareholders' equity:

  Preferred stock - $0.10 par value; 100,000
  shares authorized; no shares issued and
  outstanding                                           -               -

  Common stock - $0.01 par value; 10,000,000
  shares authorized; 4,769,872 and 4,571,326
  shares issued in 2005 and 2004, respectively        47,699          45,713

  Additional paid in capital                       5,961,693       4,927,249

  Retained earnings                                7,332,156       6,056,880
                                                  ----------      ----------

                                                  13,341,548      11,029,842

Treasury stock, 358,541 and 320,000 shares in
  2005 and 2004, respectively, at cost            (1,527,014)     (1,200,000)
                                                  ----------      ----------

     Total shareholders' equity                   11,814,534       9,829,842
                                                  ----------      ----------
                                                 $14,636,375     $12,963,653
                                                  ==========      ==========

               See notes to consolidated financial statements.



               MICRONETICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME


                                      Fiscal Years Ended March 31,
                                           2005         2004
                                      ------------ --------------
     Net sales                     $   14,059,497   $ 13,831,706

     Cost of sales                      7,638,060      7,537,260
                                       ----------     ----------

        Gross profit                    6,421,437      6,294,446

                                       ----------     ----------
     Operating expenses:

       Selling, general
        and administrative              3,427,859      3,241,688

       Research and development           676,069        787,594
                                       ----------     ----------

          Total operating expenses      4,103,928      4,029,282
                                       ----------     ----------

     Income from operations             2,317,509      2,265,164

     Other income (expenses):

        Interest income                    26,403         35,011
        Interest expense                  (79,251)       (83,636)
        Rental income                      55,788         60,971
        Miscellaneous income (expense)     46,765        (61,830)
                                       ----------     ----------

           Total other income (expense)    49,705        (49,484)
                                       ----------     ----------

     Income before provision for
       income taxes                     2,367,214      2,215,680

     Provision for income taxes         1,091,938        705,000
                                       ----------     ----------

     Net income                    $    1,275,276    $ 1,510,680
                                       ==========     ==========

     Earnings per common share:

        Basic                      $         0.29    $      0.34
                                       ==========     ==========
        Diluted                    $         0.29    $      0.34
                                       ==========     ==========

     Weighted average common
       shares outstanding:

        Basic                           4,374,762      4,388,554
                                       ==========     ==========

        Diluted                         4,451,766      4,473,701
                                       ==========     ==========

See notes to consolidated financial statements




                         MICRONETICS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                        Common            Additional
                        Stock     Par     Paid-In    Retained    Treasury
                        Shares    Value   Capital    Earrings    Stock          Total
                       ---------  ------  ---------  ---------  ----------    ---------
Balance -
 March 31, 2003        4,434,001  $44,340 $4,493,435 $4,546,200              $9,083,975

Exercise of stock
 options                 137,325   1,373    274,834                             276,207

Issuance/exercise of
 stock options for
 services                                     4,200                               4,200

Tax benefit from
 exercise of stock
 options                                    154,780                             154,780

Purchase of
 treasury shares             -       -         -                (1,200,000)  (1,200,000)

Net income                                           1,510,680                1,510,680
                      ---------   ------  ---------  ---------  ----------    ---------
Balance -
 March 31, 2004       4,571,326  $45,713 $4,927,249 $6,056,880 $(1,200,000)  $9,829,842


Exercise of stock
 options                178,875    1,789    591,198                             592,987

Issuance and exercise
 of stock for settlement 20,000      200     83,800                              84,000

Retired stock              (329)      (3)                                            (3)

Issuance of options for
 service                                      7,880                               7,880

Tax benefit from exercise
 of stock options                           351,566                             351,566

Purchase of Treasury Stock    -        -        -                 (327,014)    (327,014)

Net income                                      -    1,275,276                1,275,276

Balance -
 March 31, 2005       4,769,872 $ 47,699 $5,961,693 $7,332,156 $(1,527,014) $11,814,534
                      =========   ======  =========  =========  ==========   ==========

       See notes to consolidated financial statements.




                        MICRONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Fiscal Years Ended March 31,
                                                2005          2004
                                            ------------ --------------
Cash flow from operating activities:
  Net income                                 $1,275,276    $1,510,680
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
     Depreciation                               490,270       435,093
     Unrealized Gain (loss) from marketable
      securities                                (10,867)        9,646
     Loss on sale of fixed asset                   -           54,785
     Bad debt expense (decrease)                (12,759)       37,493
     Inventory reserve (decrease)              (127,955)       95,014
     Deferred taxes                              17,701       158,588
     Options issued for services                  7,880         4,200
     Common stock issued for settlement          84,000          -
     Tax benefit upon exercise of stock
      options                                   351,566       154,780
  Changes in operating assets and
   liabilities:
     Accounts receivable                        (73,248)     (546,769)
     Inventories                               (769,733)     (214,302)
     Income taxes payable (increase)           (128,398)       53,351
     Prepaid expenses, other current
      assets, and other assets                  (83,905)      (55,066)
     Accounts payable (decrease)               (165,876)      192,897
     Accrued expenses and deferred revenue       27,477       277,976
                                              ---------     ---------
Net cash provided by operating
 activities                                     881,429     2,168,366
                                              ---------     ---------
Cash flows from investing activities
  Net proceeds from sale of marketable
   securities                                      -          876,609
  Purchase of equipment                        (780,230)     (605,668)
  Proceeds from disposal of fixed assets           -           33,500
                                              ---------     ---------
Net cash (used in) provided by investing
 activities                                    (780,230)      304,441
                                              ---------     ---------
Cash flows from financing activities:
  Proceeds from line of credit                  250,000          -
  Repayment of notes and mortgages
   payable                                            -    (1,146,540)
  Proceeds from mortgage payable                              630,000
  Payments on mortgages and notes payable      (322,507)      (21,207)
  Capital lease obligations payments            (64,608)      (54,453
  Proceeds from exercise of stock options       592,987       276,207
  Purchase of treasury shares                  (327,014)   (1,200,000)
                                              ---------     ---------
Net cash provided by (used in) financing
  activities                                    128,858    (1,515,993)
                                              ---------     ---------

Net change in cash and cash equivalents         230,057       956,814
Cash and cash equivalents at beginning of
  year                                        2,147,836     1,191,022
                                              ---------     ---------
Cash and cash equivalents at end of
  year                                       $2,377,893    $2,147,836
                                              =========     =========
Supplemental disclosure of cash flow
information:
  Cash paid during the period for:
      Interest                               $   78,273    $   81,890
                                              =========     =========
      Income taxes                           $  863,885    $  343,596
                                              =========     =========
  Non-Cash Activities

   In FY2005, the Company issued 20,000 shares of common stock valued at $84,000 to settle a legal dispute.

   In FY2004, the Company issued 8,000 shares of common stock in exchange for legal services. These shares vested $4,200 in FY2004 and $7,880 in FY2005.

   Capital Leases were $78,236 in FY2005 and zero in FY2004.


               See notes to consolidated financial statements.



                   MICRONETICS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2005 AND 2004


1.   PRINCIPAL  BUSINESS ACTIVITY AND SUMMARY  OF  SIGNIFICANT
     ACCOUNTING POLICIES

     Summary of operations

     Micronetics, Inc. and subsidiaries (collectively the "Company") are engaged in the design, development, manufacturing and marketing of a broad range of high performance wireless components and test equipment used in cellular, microwave, satellite, radar and communication systems around the world.

     Basis for financial statement preparation

     The consolidated financial statements include the accounts of Micronetics, Inc. ("Micronetics") and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. ("MVS"), Enon Microwave, Inc. ("Enon") and Microwave Concepts, Inc. ("MicroCon"). All material significant inter-company balances and transactions have been eliminated in consolidation.

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

     Reclassifications- For comparability, certain 2004 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2005.

     Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates include reserves for accounts receivable and inventory, useful lives of property, plant and equipment, accrued liabilities, and deferred
     income  taxes.  Actual  results  could  differ  from   those
     estimates.

     Cash and cash equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     Marketable securities - The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet. Trading securities are carried at fair market value with net unrealized holding gains or losses in the statement of income.


               MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2005 AND 2004



     Accounts receivable - Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based upon review of the aging of outstanding accounts, loss experiences, factors related to specific customers' ability to pay and current economic trends.

     The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

     Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

     Income taxes - The Company recognizes income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2005 and 2004.

     Property, Plant and Equipment -Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed by straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

     Goodwill - Goodwill relates to the Company's acquisition of Enon in March 2002, which was accounted for under the purchase method of accounting. Under the purchase method of accounting, the excess of the purchase price over the fair value of the identifiable net assets of the acquired entity is recorded as goodwill.

     Concentration of credit risk - The Company maintains cash in bank deposit accounts that, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

     Fair value of financial instruments - The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses approximate fair value because of relatively short maturity of these instruments. The carrying-amount and fair value of the Company's long-term debt as of March 31, 2005 and 2004 is presented in Note 16.


               MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2005 AND 2004


     Revenue recognition - Revenues from products are recognized in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") when the following criteria are met: persuasive evidence of an arrangement exists, delivery of product has occurred, the price to the buyer is fixed or determinable, and collectibility is probable. The Company has no obligation to customers after the date on which products are delivered other than pursuant to warranty obligations.

     At this time, the Company does not offer a right to return on any of its products (other than for warranty obligations), has no post-shipment obligations, has no policy of awarding credits or discounts and currently offers no price protection or similar privileges. Unless purchasers acquire an extended warranty, which is a new program, Micronetics offers a one-year warranty policy. Warranty costs are taken as a period expense. As of March 31, 2005 and 2004, the Company has not set up a warranty reserve, due to warranty expense being insignificant.

     Research and development - Research and development costs are charged to expense in the year incurred. The amounts expended for the years ended March 31, 2005 and 2004 were $676,069 and $787,594, respectively.

     Impairment of long-lived assets - The Company assesses the need to record impairment losses on long-lived assets, including fixed assets, goodwill and other intangible assets, to be held and used in operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at their lower of the carrying value or fair value less costs to sell. Additionally, goodwill is assessed for impairment on an annual basis in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No.142.

     On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-

               MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2005 AND 2004

     lived assets based upon events or circumstances which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly-owned subsidiaries and investments. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company has tested their valuation of goodwill that existed as of March 31, 2005 and 2004, and has determined that no impairment exists.

     Earnings per share - Basic and diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

     Stock based compensation - The Company measures employee stock-based compensation cost using Accounting Principles
     Board  ("APB") Opinion No. 25 as is permitted  by  SFAS  No.
     123, Accounting for Stock-Based Compensation.

     Pro forma information regarding net income (loss) and net loss per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock options granted using the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2005 and 2004: risk-free interest rates of 2.27-4.80% respectively; no dividend yield; volatility factors of the expected market price of the
     Company's common stock of 75% and expected lives of the options were estimated at approximately 2 years. The weighted average fair value of stock options granted for the years ended March 31, 2005 and 2004 were $3.15 and $3.27 respectively.

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


               MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2005 AND 2004

For  purposes of pro forma disclosures, the estimated fair  value of  the options is amortized to expense over the options' vesting
period.   The  Company's pro forma information is as follows  (in
$000's except per share data):

                                               March 31,
                                            2005      2004
                                           ------    ------

     Net income - as reported              $1,275    $1,511

     Deduct:    stock-based   employee
       compensation expense determined
       under fair-value based method,
       net of income tax effect               217       202

     Net income - pro forma                $1,058    $1,309

     Basic  earnings per  share  -  as
       reported                            $ 0.29    $ 0.34
     Basic  earnings per share  -  pro
       forma                               $ 0.24    $ 0.30

     Diluted earnings per share  -  as
       reported                            $ 0.29    $ 0.34
     Diluted earnings per share -  pro
       forma                               $ 0.24    $ 0.29


     Recent accounting pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued and subsequently revised FAS Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". FIN 46 requires existing, unconsolidated variable interest entities ("VIE") to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.

     To date, the Company has not created any VIE nor obtained an interest in any VIE for which the Company would be required to apply the consolidation provisions of FIN 46.

     In  December 2003, the SEC issued Staff Accounting  Bulletin
     (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company financial position, results of operations and cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, "Inventory Pricing". This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effects of this statement, which the Company is required to adopt effective April 1, 2006, on its financial position, results of operations and cash flow.


               MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2005 AND 2004

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after December 15, 2005. The Company is evaluating the alternatives under the standard, which the Company is required to adopt in the first quarter of the Company's fiscal year ending March 31, 2007.


2.   ACQUISITIONS

     There were no acquisitions during Fiscal 2005 or 2004 that affect period-to-period results.


3.   INVENTORIES

     Inventories consist of the following:


                                                March 31,
                                            2005         2004
                                           ------       ------

     Raw materials                       $2,675,016   $2,179,010

     Work in process                      1,322,387    1,064,371

     Finished goods                         501,162      485,451
                                          ---------    ---------
                                          4,498,565    3,728,832

     Less: allowance for obsolescence       (24,850)    (152,805)
                                          ---------    ---------

                                         $4,473,715   $3,576,027
                                          =========    =========



               MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2005 AND 2004


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of:

                                       March 31,
                               ----------------------------------------
                                                           Estimated
                                   2005           2004     Useful Lives
                               ----------      ---------   ------------

      Land                        162,000        162,000
      Buildings and leasehold
       improvements             1,516,732      1,503,343   20 to 40 yrs
      Machinery and
       equipment                6,243,289      5,530,523   3 to 7 yrs
      Furniture and
       fixtures                   189,366        126,993   7 yrs
                                ---------      ---------
                                8,111,387      7,322,859

      Less accumulated
       depreciation            (4,704,686)    (4,284,353)
                                ---------      ---------
                               $3,406,701     $3,038,506
			        =========      =========


5.   ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                       March 31,
                                   --------------------
                                    2005         2004
                                   -------     --------

      Unbilled payables        $   126,769  $   134,716
      Professional fees             78,778       67,135
      Payroll, benefits and
       related taxes               694,816      615,844
      Miscellaneous                 71,310      134,226
                                   -------      -------
                               $   971,673  $   951,921
                                   =======      =======


    The accrued payroll includes accrued bonuses of approximately $355,000 and $278,000 for Fiscal 2005 and Fiscal 2004, respectively.



               MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2005 AND 2004


6.   LONG-TERM DEBT
     The following table summarizes the Company's long-term debt:

                                        March 31,
                                     2005      2004
                                    ------    ------

     Promissory note - 6.25%
         Due March 2007 (a)        $ 49,998  $ 250,000

     Mortgage payable  - 6.763%
         Due March 2016                  -         -
     Promissory note at Prime
     plus 1%
         Due February 2006               -         -
     Mortgage payable - 5.25%
         Due March 2013 (b)         330,574    341,134

     Mortgage Payable - 5.75%
         Due February 2009 (c)      508,463    620,409

     Capital lease obligations (d)   76,972     63,344
                                   --------  ---------
     Total                          966,007  1,274,887

     Less current portion           231,589    354,527
                                   --------  ---------
     Long-term debt net of        $ 734,418  $ 920,360
     current portion               ========  =========



     (a) In March 2002, the Company entered into a promissory note payable, with a commercial bank for $1,000,000. The note is for five years and bears interest at 6.25% per year. Quarterly repayments of principal of $50,000 are required under the terms of this note. All business assets of Micronetics secure this note.

     (b) In March 2003, in connection with the purchase of a portion of commercial condominium housing the Company's Enon division, the Company entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 when the balance of approximately $223,000 is due. The commercial condominium and all other tangible property of Enon secure this mortgage.

     (c) In February 2004, the Company refinanced its mortgage on it headquarters, entering into a new five year mortgage payable for $630,000 with interest at 5.75%, payable in monthly installments, including interest, of $12,107. This loan is secured by the land and building of the Company's headquarters.




               MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2005 AND 2004


     (d)    Obligations Under Capital Leases:

            Capital leases payable are reflected at their present value based upon an interest rate that range from 8.67% to 8.88% per annum. The assets underlying the leases secure the leases. The assets are depreciated over their estimated productive lives.

     The Company has been extended a $1,500,000 line of credit from a commercial bank. This line was issued on March 25, 2002 and expires on July 31, 2005, with a rate of .5% above the bank index of 4.0%, as of March 31, 2005. The Company has drawn $250,000 in funds as of March 31, 2005. All business assets of Micronetics secure any withdrawals against this credit line. (see Note 17)

     Covenants:

     In accordance with loans from the Bank, the Company is required to maintain a minimum net worth of at least $2,000,000, a ratio of total debt to net worth not exceeding 1.25:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. The Company is in compliance with all debt covenants as of March 31, 2005 and 2004.

     Aggregate annual maturities of long-term debt, including capital leases and line of credit, are as follows:

                       Capital       Mortgages
         Year Ending   Lease         and Notes
          March 31,    Obligations   Payable        Total
         ----------   -----------   ---------    ---------

            2006        $56,601   $  424,989    $  481,590
            2007         12,150      125,602       137,752
            2008          3,524      126,259       129,783
            2009          3,524      126,927       130,451
            2010          1,175       66,046        67,221
      Thereafter              -      269,213       269,213
                         ------    ---------     ---------
                        $76,971   $1,139,036    $1,216,007
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

               MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2005 AND 2004


8.   SHAREHOLDERS' EQUITY

     During the years ended March 31, 2005 and 2004, the Company issued a total of 178,875 and 137,325 shares, respectively, for net proceeds of approximately $593,000 and $276,000, respectively, upon the exercise of stock options granted under the Company's various option plans. The Company also issued 20,000 shares to settle a legal dispute (see Note 11, Legal Proceedings). The value of these shares was $84,000.

     In November 2003, the Company purchased 320,000 shares of its common stock from the estate of the Company's former President and Chief Executive Officer for $1,200,000. The purchase, accounted at cost, was at $3.75 per share, representing a 49% discount to the closing market price of the Company's stock on the date of purchase. During fiscal 2005, the Company purchased an additional 35,924 shares of its common stock from the estate of the Company's former President and Chief Executive Officer at the closing market value of $310,743.


9.   OPTIONS AND WARRANTS

     1994 Plan

     During the year ended March 31, 1995, the Company adopted a stock option plan, entitled the "1994 Stock Option Plan" (the "1994 Plan"), pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock.

     1996 Plan

     During the year ended March 31, 1997, the Company adopted a stock option plan, entitled the "1996 Stock Option Plan" (the "1996 Plan"), pursuant to which the Company may grant options to purchase up to 300,000 shares of Common Stock. During the year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of Common Stock that may be granted under the Plan to 900,000.

     2003 Plan

     During the year ended March 31, 2004, the Company adopted a stock option plan entitled "The 2003 Stock Incentive Plan" (the "2003 Plan") pursuant to which the Company may grant options to purchase up to 900,000 shares of Common Stock plus any shares of Common Stock remaining available for issuance as of July 22, 2003 under the 1994 Plan and the 1996 Plan.

     During the year ended March 31, 2004, the Company granted options to purchase an aggregate of 8,000 shares of Common Stock to consultants for services to be provided. These options are exercisable at $7.12 per share, and vest 25% per year on each anniversary date, with an expiration of five years from the date of grant for all options. The Company has valued these at their fair value on the date of grant using the Black-Scholes option-pricing model. During the years ended March 31, 2005 and 2004, the Company expensed $7,880 and $4,200 respectively, related to options vesting under these arrangements.

     The following table sets forth the Company's stock option activity during the years ended March 31, 2005 and 2004:


                                                   Weighted
                                     Shares        Average
                                     Underlying    Exercise
                                     Options       Price
                                     ----------    --------

           Outstanding at March
             31, 2003                  873,435       4.13
              Granted                  137,000       6.88
              Exercised               (137,325)      2.67
              Canceled                (135,350)      4.83
                                       -------       ----
           Outstanding at March
             31, 2004                  737,760      $4.82
              Granted                  260,000       6.60
              Exercised               (198,875)      3.40
              Canceled                 (60,775)      6.79
                                       -------       ----
           Outstanding at March
             31, 2005                  738,110      $5.72
                                       =======       ====


     The following table summarizes information about stock options outstanding at March 31, 2005:




                                            Weighted             Weighted
                                 Weighted   Average              Average
                                 Average    Exercise             Exercise
                                 Remaining  Price of    Options  Price of
  Range of Exercise   Options    Contract-  Options     Exercis- Options
       PRices       Outstanding  ual Life   Outstanding able     Exercisable
  ----------------- -----------  ---------  ----------- -------- -----------

   $0.00 - $2.96        51,250   2.37 yrs   $ 2.35       30,625  $ 2.45
   $3.11 - $3.85       108,625   2.68 yrs   $ 3.60       54,813  $ 3.60
   $4.00 - $4.63       147,135   1.43 yrs   $ 4.29      107,885  $ 4.32

   $5.50 - $6.60        56,000   2.48 yrs   $ 6.15       28,000  $ 5.64
   $6.95 - $8.63       370,500   3.61 yrs   $ 7.26       77,875  $ 8.17
  $10.00 - $10.00        4,600   0.03 yrs   $10.00        4,600  $10.00
                       -------   ----        -----      -------   -----

                       738,110   2.10 yrs   $ 5.72      303,798  $ 5.19
                       =======   ====        =====      =======   =====


     During the year ended March 31, 2003, the Company entered into an agreement with a financial consultant, whereby it granted a three-year warrant to purchase 50,000 shares of the Company's common stock at $3.00 per share. This warrant, and issues related to its issuance and exercise, were under litigation proceeding as of March 31, 2004. In June 2004, the Company settled this dispute resulting in a reduction in the number of shares to be issued upon exercise of this warrant to 20,000 shares (see Note 8, Shareholders Equity).


10.  INCOME TAXES

     The Company and its subsidiaries file a consolidated Federal income tax return. Tax benefits from early disposition of the stock by optionees under incentive stock options and from exercise of non qualified options are credited to additional paid-in capital.

     The following sets forth the provision for income taxes:

                                                March 31,
                                            2005         2004
                                          ---------    --------
     Current:
        Federal                          $  870,991    $403,000
        State                               203,246     143,412
     Deferred:
        Federal                              13,712     122,852
        State                                 3,989      35,736
                                          ---------     -------
        Provision for income tax         $1,091,938    $705,000
                                          =========     =======


     The difference between the income tax provision computed at the Federal statutory rate and the actual tax provision is accounted for as follows:

                                                March 31,
                                             2005       2004
                                            -------   --------

        Taxes computed at the Federal
          statutory rate                 $  804,853   $753,331

        State income tax (net of
          Federal benefit)                  136,568    118,238
        Effect of permanent differences      (6,148)   (76,569)
        Research and development tax
          credits                           (50,000)   (90,000)
        Over estimate of tax benefits
          from prior years                  206,665         -
                                          ---------    -------
        Income tax provision             $1,091,938   $705,000
                                          =========    =======


        During Fiscal 2005 there was an increase in provision of $240,000 due to a change in estimate related to a reduction in anticipated income tax benefits associated with an export sales and tax credit.


     Deferred tax (liabilities) are comprised of:

                                                March 31,
                                            2005        2004
                                          -------    --------
        Current deferred tax
         (liability) asset:
           Accrued expenses              $   9,985  $  19,970
           Prepaid expenses                (16,489)   (15,976)
                                           -------    -------
                                         $  (6,504) $   3,994
                                           =======    =======
        Long term deferred tax
        liability:
           Goodwill amortization         $ (89,242) $ (59,495)
           Depreciation                    (80,543)  (103,087)
                                           -------    -------
                                         $(169,785) $(162,582)
                                           =======    =======


11.  COMMITMENTS AND CONTINGENCIES

     Leases:

     The   Company   is   obligated  under  various  non-cancelable
     operating leases for manufacturing facilities, which expire through October, 2008.

     The aggregate future minimum lease payments, excluding escalation charges, are as follows:

           Year Ending March 31,
           --------------------

                 2006         $    175,655
                 2007              176,075
                 2008               91,436
                 2009               43,698
                               -----------
                              $    486,864
                               ===========


     Rent expense, for the years ended March 31, 2005 and 2004 was $143,936 and $145,731 respectively.

     The Company leases a portion of its headquarters facility. Rental income for the years ended March 31, 2005 and 2004 was $55,788 and $60,971, respectively. This lease expires in February, 2006.


     Employment Agreements

     Micro-Con entered into a three-year employment agreement with a key employee with a base salary of $110,000 per annum which expires on January 20, 2006. It also provides for additional incentive compensation based on meeting certain pre-established criteria.

     Legal Proceedings:

     In December 2003, the Company was served with a Demand for Arbitration from EarlyBirdCapital, Inc., ("EBC") a company with whom it had entered into a Financial Advisory and Investment Banking Agreement in October 2002 (the "Agreement"). As part of the consideration for the Agreement, the Company had issued a warrant to EBC to purchase 50,000 shares of the Company's Common Stock at $3.00 per share, and also paid to EBC an aggregate of $18,000 in retainer fees for the Agreement. The Company terminated the Agreement after six months, as the Company believed it was not receiving much benefit from it. Subsequent to the termination of the Agreement, EBC attempted to exercise its warrants. The Company did not issue such shares underlying the warrant, due to the fact that the Company became aware of information regarding EBC, which in the opinion of management, caused a conflict of interest between EBC and the Company prior to initiation of the Agreement. Had the Company known of such information, it would not have entered into the Agreement with EBC initially, and has therefore refused to acknowledge issuance and exercise of the warrant. EBC has commenced arbitration proceedings in an attempt to recover damages that it alleges to have suffered as a result of the Company's refusal to acknowledge the exercise of the warrant. EBC alleged damages of approximately $235,000, an amount that the Company disputed. The Company countered EBC's claim, by pursing the recovery of the
     Agreement initiation fee. In June 2004, this matter was settled and as part of the settlement, the Company reduced the number of shares to be issued upon exercise of the warrant to 20,000 shares of common stock, agreed to pay $10,000 and waived their claim to the Agreement retainer fee.

     Other than the litigation with EBC, as mentioned above, the Company is not a party, or knows of it being involved in any other material legal proceedings at the present time.


12.  MAJOR CUSTOMERS

     The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. The top three customers accounted for 16.3%, 13.8% and 10.1% of the Company's consolidated sales in Fiscal 2005.

     For Fiscal 2004, the top three customers accounted for 13.8%, 10.1% and 7.2% of the Company's consolidated sales.


13.  RELATED PARTY TRANSACTIONS

     Legal fees to a related party totaled $0 and $42,846 for the years ended March 31, 2005 and 2004, respectively. Such fees were paid to a law firm whose owner was the Company's former President and Chief Executive Officer.


14.  INDUSTRY SEGMENT INFORMATION

     Micronetics has determined that segment reporting by operating divisions is no longer the most accurate type of measurement for its business because of overlap. The Company continues to break out revenues between its commercial and defense departments and does it at the customer order level. The Company believes this is a more accurate method to report its business. Additionally, the Company differentiated its foreign and domestic revenues commencing in its fiscal period ended December 31, 2004.

     Exports accounted for 12% and 10% of the Company's sales in the years ended March 31, 2005 and 2004, respectively. Sales by geographical area are shown below (in thousands):

                                            March 31,
                                         2005       2004
                                        -------    -------

       United States and Canada         $12,435    $12,565
       Europe                               979        950
       Asia                                 629        298
       Central and South America/Other       16         19
                                         ======     ======
                                        $14,059    $13,832
                                         ======     ======

15.  401K PLAN

     Effective December 31, 2004, the Company merged the existing 401K Plans of its wholly-owned subsidiaries Microwave & Video Systems, Inc., MVS Applications 401(k) and Savings Plan (the "MVS Plan") and the Enon Microwave, Inc. 401(k) Profit Sharing Plan (the "Enon Plan") with and into the Micronetics Plan, with the Micronetics Plan be the surviving plan.

     The Company provides matching contributions of 25%, of up to 4% of the participant's annual salary. Company contributions to the plan for the years ended March 31, 2005 and March 31, 2004 were $31,810 and $23,899, respectively.


16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company
     in   estimating  its  fair  value  disclosures  for  financial
     instruments:

     The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.
     Marketable Securities: The fair value of trading securities was based on quoted market prices.

     Long-term debt: The fair value of the notes were estimated using discounted cash flow analyses, based on the Company's
     current   borrowing  rate  for  similar  types  of   borrowing
     arrangements.

     The   carrying  amounts  and  fair  values  of  the  Company's
     financial instruments are presented below (in thousands):



                        March 31, 2005               March 31, 2004
                  --------------------------  ---------------------------
                  Carrying Amount Fair Value  Carrying Amount  Fair Value
                  --------------- ----------  ---------------  ----------

     Long-term debt     $966        $1,003         $1,275        $1,312



17.  SUBSEQUENT EVENTS

     $5 Million Revolving Loan

     On May 10, 2005, the Company entered into a Revolving Loan and Security Agreement with Banknorth, N.A. (now known as TD Banknorth, N.A.), issued a $5 million Promissory Note to Banknorth thereunder, and obtained a $5 million revolving loan (the "Revolving Loan"). The Revolving Loan is secured by a first priority security interest in all of the Company's assets. The Revolving Loan matures on July 31, 2005 and replaces a prior line of credit with Banknorth in the amount of $1.5 million (see Note 6). Borrowings under the Revolving Loan bear interest at the 1-month LIBOR rate plus 2.25%. The Company is required to pay interest on all amounts borrowed on a monthly basis and may prepay the total principal amount of borrowings without penalty at anytime prior to the date of maturity. Borrowings under the Revolving Loan may be used for working capital purposes and with the consent of Banknorth, to assist in the financing of the acquisition of other companies.

     Stealth Acquisition

     On June 10, 2005, the Company acquired all of the issued and outstanding capital stock of Stealth Microwave, Inc., a New Jersey corporation ("Stealth") pursuant to the terms and conditions of a Stock Purchase Agreement between the Company and the stockholders of Stealth (the "Sellers"). Under the terms of the Stock Purchase Agreement, in exchange for all outstanding capital stock of Stealth, the Company paid $6.5 million in cash to the Sellers, $400,000 of which has been placed in escrow for one year to secure certain indemnification obligations of the Sellers to the Company under the Stock Purchase Agreement. Additionally, subject to Stealth meeting certain financial targets for each of the years ending March 31, 2006 and March 31, 2007, the Company has agreed to pay, over the same time period, up to an aggregate of $3.3 million in earnout payments to the Sellers, which earnout payments will be accelerated upon the occurrence of certain events, including a change of control of the Company or Stealth.


     $6 Million Term Loan

     Concurrently with the closing of the Stealth acquisition, the Company entered into a Term Loan and Security Agreement with TD Banknorth, N.A., issued a $6 million Term Note to TD Banknorth thereunder, and obtained a $6 million term loan (the "Term Loan"). The Term Loan is guaranteed by Stealth and secured by a first priority security interest in substantially all of the Company's and Stealth's assets, including the Company's equity interests in Stealth. The Term Loan has a maturity date of June 10, 2012. Borrowings under the Term Loan bear interest at the 1-month LIBOR rate plus 2.25% and may be prepaid at any time at the Company's option, provided that if the Company refinances the Term Loan with another financial institution, the Company will be required to pay to TD Banknorth a fee equal to 2% of the principal balance being repaid. The entire $6 million of the Term Loan was drawn by the Company at the closing of the Stealth acquisition to finance the initial cash portion of the Stealth acquisition and associated expenses.

     Pursuant to the provisions of the Revolving Loan and Security Agreement and the Promissory Note, the Company is subject to
     various   affirmative  covenants    and   negative  covenants,
     including   financial  condition  covenants, and the Revolving
     Loan is subject to acceleration upon certain events of default, which such covenants and events of default are substantially similar to many of those contained in the Term Loan and Security Agreement and the Term Note as described above.



                          EXHIBIT INDEX
                          -------------


10.6      Amended and Restated 401 (k) Plan

21        List of Subsidiaries of the Company.

23.1      Consent  of  Goldstein  Golub Kessler LLP dated July 13,
          2005.

23.2      Consent of Grant Thornton LLP dated July 13, 2005

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