Form 10QSB
period 2005-06-30
MICRONETICS  INC
filed 2005-08-18
CIK 820097

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                               OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                 .
                               --------------    ----------------

Commission file number 0-17966

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

                         (603) 883-2900
-----------------------------------------------------------------
                  (Issuer's telephone number)

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

Yes   X     No
     ---       ---

Transitional Small Business Disclosure Format (Check One):

Yes         No  X
     ---       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)

Yes         No
     ---       ---

As of August 4, 2005, the issuer had 4,430,706 shares of common stock, par value $.01 per share, outstanding.





                       MICRONETICS, INC.

                             INDEX
                             -----
                                                        Page No.
                                                        --------
Part I.  Financial Information:

     Item 1.   Financial Statements.

               Consolidated Condensed Balance
               Sheets - June 30, 2005 (unaudited)
               and March 31, 2005 (audited)                 3-4

               Consolidated Condensed Statements
               of Income(unaudited) - Three Months
               Ended June 30, 2005 and June 30, 2004        4-5

               Consolidated Statement of Shareholders'      5-6
               Equity (unaudited)

               Consolidated Condensed Statements
               of Cash Flows (unaudited) - Three Months
               Ended June 30, 2005 and June 30, 2004        6-8

               Notes to interim Consolidated Condensed
               Financial Statements (unaudited)             8-33


     Item 2.   Management's Discussion and Analysis
               or Plan of Operation.                        19-30

     Item 3.   Controls and Procedures                      31


Part II.  Other Information:

     Item 1.   Legal Proceedings.                           31

     Item 2.   Unregistered Sales of Equity Securities
               And Use of Proceeds.                         32

     Item 3.   Defaults Upon Senior Securities              32

     Item 4.   Submission of Matters to Vote of
               Security Holders                             32

     Item 5.   Other Information                            33

     Item 6.   Exhibits                                     33

                   MICRONETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS



                                             June 30,    March 31,
                                               2005         2005
                                             ---------   --------
                                            (unaudited)  (audited)
                 ASSETS

 Cash and cash equivalents                $  2,393,490 $ 2,377,893

 Marketable securities                         568,146     562,802

 Accounts receivable, net of
   allowance for doubtful accounts
   of $94,579 and $66,625 as of June 30,
   2005                                      3,942,952   2,465,725
   and March 31, 2005, respectively

 Inventories                                 5,903,453   4,473,715

 Prepaid expenses                               71,258     227,007

 Other current assets                            6,959           -
                                            ----------  ----------

   Total current assets                     12,886,258  10,107,142
                                            ----------  ----------

Property, plant and equipment - net          4,102,118   3,406,701

Other assets:

 Security deposits                              13,637       5,335

 Intangible Assets                           2,570,000           -

 Goodwill                                    3,041,517   1,117,197
                                            ----------  ----------

   Total other assets                        5,625,154   1,122,532
                                            ----------  ----------

                                           $22,613,530 $14,636,375
                                            ==========  ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable                         $   655,132 $   372,265

 Accrued expenses                            1,167,061     971,673

 Deferred revenue                               45,183       9,725

 Income taxes payable                          309,668      75,882

 Deferred tax liability - current                6,504       6,504
 portion

 Short-term debt                               250,000     250,000

 Long-term debt - current portion              855,992     231,589
                                            ----------  ----------

   Total current liabilities                 3,289,540   1,917,638
                                            ----------  ----------

Long-term debt - net of current portion      6,007,442     734,418

Deferred tax liability                       1,155,928     169,785
                                            ----------  ----------
   Total liabilities                        10,452,910   2,821,841
                                            ----------  ----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock - $0.10 par value;
 100,000 shares
   authorized; no shares issued and
   outstanding
  Common stock - $0.01 par value;
 10,000,000 shares                              47,741      47,699
   authorized; 4,774,227 and 4,769,872
   shares issued as of
   June 30, 2005 and March 31, 2005,
   respectively

 Additional paid in capital                  5,988,038   5,961,693

 Retained earnings                           7,651,855   7,332,156
                                            ----------  ----------

                                            13,687,634  13,341,548
Treasury stock, 358,541 and 358,541
 shares  at cost as of June 30 and March
 31, 2005, respectively                     (1,527,014) (1,527,014)
                                            ----------  ----------

   Total shareholders' equity               12,160,620  11,814,534
                                            ----------  ----------
                                           $22,613,530 $14,636,375
                                            ==========  ==========

See notes to consolidated financial statements.



               MICRONETICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)

                                       Three Months Ended June 30,
                                           2005           2004
                                        ----------     ----------
Net sales                          $    3,941,132      $ 3,379,331
Cost of sales                           2,350,572        1,839,086
                                       ----------       ----------
Gross profit                            1,590,560        1,540,245
                                       ----------       ----------
Operating expenses:
  Selling, general and administrative     945,432          787,004
  Research and development                110,534          234,061
                                       ----------       ----------
      Total operating expenses          1,055,966        1,021,065
                                       ----------       ----------
Income from operations                    534,594          519,180
                                       ----------       ----------
Other (expenses) income:
  Interest income                          20,946             (225)
  Interest expense                        (35,744)         (15,334)
  Rental income                             4,649           13,947
  Miscellaneous income (expense)           (4,609)          20,812
  Total other (expense) income            (14,758)          19,200

Income before provision for income
  taxes                                   519,836          538,380

Provision for income taxes                200,137           88,433
                                       ----------       ----------
Net income                          $     319,699       $  349,947
                                       ==========       ==========
Earnings per common share:
  Basic                             $        0.07       $     0.08
                                       ==========       ==========
  Diluted                           $        0.07       $     0.08
                                       ==========       ==========

Weighted average common shares outstanding:

  Basic                                 4,413,414        4,286,962
  Diluted                               4,553,138        4,361,937



         See notes to consolidated financial statements.


         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (unaudited)


                            Common Stock       Additional
                                      Par      Paid-In     Retained  Treasury
                         Shares       Value    Capital     Earnings  Stock(a)      Total
                         ------       ------   ----------  --------  ----------  ----------
Balance - Mar 31, 2005  4,769,872     47,699   5,961,693  7,332,156  (1,527,014) 11,814,545

Exercise of stock
  options                   4,375         42      13,650                             13,692

Issuance of options
  for service                                      1,850                              1,850

Tax benefit from exercise
  of stock options                                10,845                             10,845

Net income                                                  319,699                 319,699
                        ---------     ------   ---------  ---------  ---------   ----------
Balance -
  June 30, 2005         4,774,247     47,741   5,988,038  7,651,855 (1,527,014)  12,160,620
                        =========     ======   =========  =========  =========   ==========



(a) Treasury Stock number of shares were 358,541 as of March 31, 2005, and June 30, 2005, respectively.


         See notes to consolidated financial statements.



               MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited)

                                         Three Months Ending June 30,
                                               2005        2004
                                             --------    --------
Cash flow from operating activities:
Net income                                 $  319,699  $  349,947
Adjustments to reconcile net income
 to net cash provided by operating activities
     Depreciation & amortization              217,080     111,970
     Unrealized gain from marketable
      securities                               (5,344)       -
     Bad debt expense                          13,594      (5,603)
     Inventory reserve                         43,704     (32,814)
     Deferred taxes                               -        37,203
     Options issued for services                1,850       2,095
     Common stock issued for settlement           -        84,000
     Tax benefit upon exercise of stock
      options                                  10,845      82,932

Changes in operating assets and liabilities:
  (net of assets acquired)
     Accounts receivable                     (170,532)    507,550
     Inventories                             (384,396)   (307,804)
     Income taxes payable                     (35,114)   (315,796)

Prepaid expenses, other current
  assets, and other assets                    152,538      (9,242)
     Accounts payable                          (9,695)   (101,335)
     Accrued expenses and deferred revenue    182,867    (134,752)
                                            ---------   ---------
Net cash provided by operating activities     337,096     268,351
                                            ---------   ---------
Cash flows from investing activities
     Net proceeds from sale of marketable
      securities                                 -            899
     Purchase of equipment                   (239,120)   (217,095)
     Stealth acquisition, net of cash
      acquired                             (5,993,496)       -
                                            ---------   ---------
Net cash used in investing activities      (6,232,616)   (216,196)
                                            ---------   ---------
Cash flows from financing activities:
     Proceeds from line of credit                -        250,000
     Proceeds from loan for acquisition     6,000,000        -
     Repayment of notes and mortgages payable    -           -
     Payments on mortgages and notes payable  (81,537)    (78,510)
     Capital lease obligations payments       (21,038)    (21,780)
     Proceeds from exercise of stock options   13,692     193,248
     Purchase of treasury shares                 -        (16,271)
                                            ---------   ---------
Net cash provided by financing activities   5,911,117     326,687
                                            ---------   ---------
Net change in cash and cash equivalents        15,597     378,842

Cash and cash equivalents at beginning
  of period                                 2,377,893   2,147,836
                                            ---------   ---------
Cash and cash equivalents at end of
  period                                   $2,393,490  $2,526,678
                                            =========   =========
Supplemental disclosure of cash flow
  information:

     Cash paid during the period for:
           Interest                        $   18,588  $   15,334
                                            ---------   ---------
           Income taxes                    $  446,500  $  384,000
                                            ---------   ---------
Schedule of non-cash activities:

In FY 2005, the Company issued 8,000 options of common stock for legal services. These shares vested at $4,200 in FY2004, $7,880 in FY2005, and $1,850 during Q1 FY2006.

Assets received from the Stealth acquisition ($000)

     Value of assets acquired            $ 7,722
     Paid for capital stock               (6,963)
     Net liabilities assumed             $   759




         See notes to consolidated financial statements.



               MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   BASIS OF PRESENTATION
------    ---------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005. The statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary in order to present fairly the financial position as of June 30, 2005, the results of operations and the cash flows for the three month periods ended June 30, 2005 and 2004.


The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results of the full year.


Note 2.   PRINCIPAL  BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT
          -------------------------------------------------------
          ACCOUNTING POLICIES
          -------------------

Summary of operations and basis of consolidation -

Micronetics, Inc. and subsidiaries (collectively the "Company" or "Micronetics") are engaged in the design, development, manufacturing and marketing of a broad range of high performance wireless components and test equipment used in cellular, microwave, satellite, radar and communication systems around the world.

The consolidated financial statements include the accounts of Micronetics, Inc. ("Micronetics") and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. ("MVS"), Enon Microwave, Inc. ("Enon"), Microwave Concepts, Inc. ("MicroCon") and Stealth Microwave, Inc.("Stealth"). All material intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates include reserves for accounts receivable and inventory, useful lives of property, plant and equipment, intangibles, accrued liabilities, and deferred income taxes. Actual results could differ from those estimates.

Cash  and  cash  equivalents - For purposes of the statements  of
cash   flows,  the  Company  considers  all  highly  liquid  debt instruments with an original maturity of three months or less to be cash equivalents.

Marketable securities - The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet. Trading securities are carried at fair market with net unrealized holding gains or losses in the statement of income.

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

Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed by straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

Goodwill and intangible assets - Purchase accounting requires extensive use of accounting estimates and judgments to allocate purchase price to the fair market value of the assets purchased and liabilities assumed. We have accounted for our acquisitions using the purchase method of accounting. Values were assigned to goodwill and intangible assets based on third-party independent valuations, as well as management's forecasts and projections that include assumptions related to future revenue and cash flows generated from the acquired assets.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and other Intangible Assets. This statement affects its treatment of goodwill and other intangible assets. The statement requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods.

The Company determines the fair value of each of the reporting units based on a discounted cash flow income approach. The income approach indicates the fair value of a business enterprise based on the discounted value of the cash flows that the business can be expected to generate in the future. This analysis is largely based upon projections prepared by the Company and data from sources of publicly available information available at the time of preparation. These projections are based on management's best estimate of future results. In making these projections, the Company considers the markets it addresses, the competitive environment and the Company's advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performs a macro assessment of the overall likelihood that it would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

As of June 30, 2005, the Company has goodwill of $3,041,517 in connection with the Enon and Stealth acquisitions. (See Note 7.)

Long-lived assets - Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment for Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Option No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for possible impairment, if certain conditions exist, with impaired assets written down to fair value.

The Company determines the fair value of certain long-lived assets based on a discounted cash flow income approach. The income approach indicates the fair value of a long-lived asset based on the discounted value of the cash flows that the long-lived asset can be expected to generate in the future over the life of the long-lived asset. This analysis is based upon projections prepared by us. These projections represent management's best estimate of future results. In making these projections, the Company considers the market it is addressing, the competitive environment and the Company's advantages. There will usually be differences between estimated and actual results as events and circumstances frequently do not occur as expected, and those differences may be material. In addition, the Company performs a macro assessment of the overall likelihood that we would achieve the projected cash flows and performed sensitivity analysis using historical data as the basis for projected cash flows.

Income taxes - The Company recognizes income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at June 30, 2005 and March 31, 2005.

Concentration of credit risk - The Company maintains cash in bank deposit accounts that, at times, exceed federally insured limits.
The Company has not experienced any losses on these accounts.

Fair value of financial instruments - The carrying amounts reported in the consolidated balance sheet for cash, accounts receivables, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's long-term debt also approximates fair value.

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

At this time, Micronetics does not offer a right to return any Micronetics product (other than for warranty obligations), has no post-shipment obligations, has no policy of awarding credits or discounts and currently offers no price protection or similar privileges. Unless purchasers acquire an extended warranty, Micronetics offers a one-year warranty policy. Warranty costs are taken as a period expense. As of June 30, 2005 and March 31, 2005, the Company has not set up a warranty reserve, due to warranty expense being insignificant.

Earnings per share - Basic and diluted net income per share is calculated based on the net income for each period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.


               MICRONETICS, INC. AND SUBSIDIARIES
                       EPS CALCULATIONS
			 JUNE 2005


                                          Three months ended
                                       June 30,       June 30,
                                         2005           2004
                                       ---------      ---------


  Net Income ($000)                $         320  $         350
  Basic income per share           $        0.07  $        0.08

  Average shares outstanding (000)         4,413          4,287

  Options Outstanding - Common
   stock equivalents (000)                   140             75
                                       ---------      ---------
  Average common and common equivalent
   shares outstanding (000)                4,553          4,362
                                       ---------      ---------
  Fully diluted income per share   $        0.07  $        0.08
                                       =========      =========


Stock-Based Compensation - The Company measures employee stock-
based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. Pro forma information regarding net income (loss) and net loss per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock options granted using the fair value method. The fair value for these options was estimated at the date of grant using
the   Black-Scholes  option  pricing  model  with  the  following weighted-average assumptions for the three month periods ended June 30, 2005 and 2004: risk-free interest rates of 3.63-4.17% respectively; no dividend yield; volatility factors of the expected market price of the Company's common stock of 75% and expected lives of the options were estimated at approximately 2
years.   The weighted average fair value of stock options granted
for the three month periods ended June 30, 2005 and 2004 were $3.67 and $3.29, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                               Three Months Ended
                                                    June 30,
                                                2005        2004
                                              --------   ----------

     Net income - as reported               $    319,699 $  349,947
                                                             52,581
     Deduct:     stock-based     employee         88,175
     compensation   expense    determined
     under  fair-value based method,  net
     of income tax effect
                                            ------------ -----------
     Net income - pro forma                 $    231,524 $   297,366
                                            ============ ===========
     Basic income per share-as reported     $        .07 $       .08
                                            ============ ===========
     Basic income per share-pro forma       $        .05 $       .07
                                            ============ ===========
     Diluted income per share-as reported   $        .07 $       .08
                                            ============ ===========
     Diluted income per share-pro forma     $        .05 $       .07
                                            ============ ===========


Recent accounting pronouncements - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

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


Note 3.   INVENTORIES

Inventories consist of the following:

                                       June 30,       March 31,
                                         2005           2005
                                       ---------      ---------
                                      (Unaudited)     (Audited)

         Raw materials             $   3,638,060  $   2,675,016
         Finished goods                  606,007        501,162
         Work in-process               1,727,940      1,322,387
                                       ---------      ---------
                                       5,972,007      4,498,565
         Less: allowance for
          obsolescence                   (68,554)       (24,850)
                                       ---------      ---------
                                   $   5,903,453  $   4,473,715
                                       =========      =========



Note 4.     LONG-TERM DEBT

The following table summarizes the Company's long-term debt:

                               June 30,       March 31,
                                 2005            2005
                               ---------      ---------
Promissory note - 6.25%
    Due March 2007 (a)        $     -         $  49,998

Acquisition Loan  (e)         $ 6,000,000     $    -
Libor plus 2.25% Due June 2012

Mortgage payable - 5.25%
    Due March 2013 (b)        $   328,001     $ 330,574

Mortgage Payable - 5.75%
    Due February 2009 (c)     $   479,501     $ 508,463

Capital lease obligations (d) $    55,932     $  76,972
                                ---------     ---------
Total                         $ 6,863,434     $ 966,007

Less current portion          $   855,992     $ 231,589
                                ---------     ---------
Long-term debt net of         $ 6,007,442     $ 734,418
     current portion            =========     =========



 (a) In March 2002, the Company entered into a promissory note payable, with a commercial bank for $1,000,000. The note is for five years and bears interest at 6.25% per year. Quarterly repayments of principal of $50,000 are required under the terms of this note. All business assets of Micronetics secure this note.

(b) In March 2003, in connection with the purchase of a portion of commercial condominium housing the Company's Enon division, the Company entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 when the balance of approximately $223,000 is due. The condominium and all other tangible property of Enon secure this mortgage.

(c) In February 2004, the Company refinanced its mortgage on its headquarters, entering into a new five year mortgage payable for $630,000 with interest at 5.75%, payable in monthly installments, including interest, of $12,107. This loan is secured by the land and building of the Company's headquarters.

(d) Obligations Under Capital Leases: commercial
Capital leases payable are reflected at their present value based upon an interest rate that range from 8.67% to 8.88% per annum. The assets underlying the leases secure the leases. The assets are depreciated over their estimated productive lives. (See Note 5.)

(e) In June 2005, the Company secured a $6 million loan for the Stealth acquisition. This loan has a term of 7 years and matures in 2012. It bears interest at the current 1 month libor rate plus 2.25%. The Term Loan is guaranteed by Stealth and secured by a first priority security interest in substantially all of the Company's and Stealth's assets, including the Company's equity interests in Stealth.

The Company has been extended a $5,000,000 line of credit from a commercial bank. This line was issued on May 10, 2005 and expires on July 31, 2005, with a 1-month LIBOR rate plus 2.25%. The term has been extended to November 30, 2005. The Company has drawn $250,000 in funds as of June 30, 2005. All business assets of Micronetics secure any withdrawals against this credit line.

In accordance with loans from the Bank, the Company is required to maintain a minimum net worth of at least $5,000,000, a ratio of total debt to net worth not exceeding 1.5:1, and a debt coverage ratio of not less than 1.25:1. The Company is in compliance with all of these financial ratios.


Note 5.   COMMITMENTS AND CONTINGENCIES
          -----------------------------

     Leases:

     The Company is obligated under various non-cancelable
     Operating leases for manufacturing facilities, which expire through October, 2008.

     The aggregate future minimum lease payments, excluding escalation charges are as follows:

           Year Ending March 31,
           --------------------

                 2006         $    175,655
                 2007              176,075
                 2008               91,436
                 2009               43,698
                               -----------
                              $    486,864
                               ===========


     Rent expense, for the years ended March 31, 2005 and 2004 was $143,936 and $145,731, respectively.

     The Company rents to an unaffiliated party, a portion of its premises at 28 Hampshire Drive, Hudson NH.
     Rental income for the years ended March 31, 2005 and 2004 was $55,788 and $60,971, respectively. This lease expires in February 2006.

Earnout Agreement with Stealth:

The Company entered into an agreement at the time of the Stealth acquisition that provides for earnout payments in the amounts of $1.8 million and $1.5 million provided certain profitability targets have been met.



Note 6.   SHAREHOLDERS' EQUITY
          --------------------

During the three months ended June 30, 2005, the Company issued a total  of 4,375 shares for net proceeds of approximately  $14,000 upon the exercise of stock options granted under the Company's various option plans.



Note 7.   RECENT ACQUISITION
          ------------------

On June 10, 2005, the Company acquired all of the issued and outstanding capital stock of Stealth Microwave, Inc., a New
Jersey corporation ("Stealth") pursuant to the terms and conditions of a Stock Purchase Agreement between the Company and the stockholders of Stealth (the "Sellers"). Under the terms of the Stock Purchase Agreement, the Company paid $6.5 million in cash to the Sellers, $400,000 of which has been placed in escrow for one year to secure certain indemnification obligations of the Sellers to the Company under the Stock Purchase Agreement. Additional legal and accounting related fees for the acquisition totaled approximately $463,000, bringing the total cash price to approximately $6,963,000. Additionally, subject to Stealth meeting certain financial targets for each of the years ending March 31, 2006 and March 31, 2007, the Company will pay up to an aggregate of $3.3 million in earnout payments to the Sellers, which earnout payments will be accelerated upon the occurrence of certain events, including a change of control of the Company or Stealth.

The combination of Micronetics with Stealth will provide a broader range of RF/Microwave products, including linear power amplifiers. The capability will provide Micronetics with further integrated systems solutions.

The following table summarizes the preliminary estimated fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

                                             Assets Acquired
                                          (Liabilities Assumed)
                                          ---------------------
                                             ( in thousands)

Cash and Accounts Receivable                 $    2,290
Inventory                                         1,089
Property, plant and equipment                       673
Other Assets                                         12
Developed Technology Drawings                       290
Customer Relationships                            1,310
Order Backlog                                       490
Covenants not to compete                            480
Goodwill                                          1,924
Deferred Taxes                                     (150)
Deferred Taxes on acquired intangible assets       (836)
Accounts Payable and Accrued Expenses              (609)
                                                  -----
Subtotal                                          6,963

Less: cash assumed                                 (970)
                                                  -----

Net Cash Paid                                $    5,993
                                                  =====


The acquisition of Stealth is accounted for as a purchase under SFAS No. 141. Accordingly, the operating results of Stealth have been included in the Company's consolidated financial statements since the June 10, 2005 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be 1-7 years and has included them in Intangible Assets, net, in the accompanying consolidated balance sheet as of June 30, 2005. The values assigned to intangible assets were based on an independent appraisal. The allocation of the purchase price is preliminary and may be subject to adjustments.


Intangible Assets subject to amortization include:

                                            Life     Accumulated
                                  ($ 000)   (years)  Amortization
                                  -------   -------  ------------

Developed Technology - Drawings      290       5        7
Customer Relationships             1,310       7       30
  (non-contractual)
Order Backlog                        490       1       11
Covenants Not to Compete             480       2       10
                                   -----       -       --
Total Intangibles                  2,570               58

Intangible Assets not subject
  to amortization include:

Assembled Workforce                  310
Residual Goodwill                  1,614

Total Goodwill                     1,924


The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. Amortization expense of approximately $58,000 was included in the June 30 income statement and is included in general and administrative expenses in the accompanying consolidated statements of operations. The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years.

     ($ in thousands)
     ----------------

2006                731
2007                608
2008                305
2009                245
2010                245
Thereafter          436
                  -----
Total             2,570
                  =====


The following pro forma results of operations for three months ended June 30, 2005 have been prepared as if Stealth Microwave had been acquired April 1, 2005. These pro forma results include adjustments for interest expense and amortization costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable assets recorded and the effect of income taxes. This pro forma information should not be construed to be indicative of the results of operations that would have been attained had the acquisition been made as of April 1, 2005, or of the results of operations that may occur in the future.


(in thousands except per share data)

                                  Quarter ended June 30,
                                     2005         2004
                                    ------       ------

($ in thousands, except revenue per share)

Pro forma revenue                    5,258        4,908
Pro forma net income                   300          471
Pro forma earnings per share
     Basic (note)                      .07          .11
     Diluted (note)                    .07          .11


Note:  Earnings per share was impacted in quarter ended
June 30, 2005, by approximately $90,000 of Stealth legal expenses that related to the acquisition. Without these adjustments and calculating for income tax effect, earnings would have increased approximately $55,000 or $.01 per share, basic and diluted resulting in earnings per share of $.08 instead of the $.07 shown.


Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
            -----------------------------------------------------
            Operation.
            ---------

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

The Company has goodwill related to an acquisition. We assess goodwill for impairment annually unless events occur that requires more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess non-amortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts.

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

Recent accounting pronouncements - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

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

Stock based compensation - The Company measures employee stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. Pro forma information regarding net income (loss) and net loss per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock options granted using the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three month periods ended June 30, 2005 and 2004: risk-free interest rates of 3.63-4.17% respectively; no dividend yield; volatility factors of the expected market price of the Company's common stock of 75% and expected lives of the options were estimated at approximately 2 years. The weighted average fair value of stock options granted for the three month periods ended June 30, 2005 and 2004 were $3.67 and $3.29 respectively.

Forward-looking statements
--------------------------

Certain statements in this Report, contain words such as "could," "expects," "may," "anticipates," "believes," "intends," "estimates," "plans," "envisions," and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described below. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

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


Results of Operations
---------------------

The  Consolidated Statement of Income for the period  ended  June
30, 2005 includes Stealth income from the date of acquisition.

Operating Revenue for Q1 FY06 was $3,941,132 as compared to $3,379,331 for Q1 FY05, an increase of $561,801, or 16.6%. Sixty-
seven percent of the revenue increase was attributable to Stealth's revenue of $373,973. Commercial and Defense revenues were 51% and 49%, respectively, as a percent of the total revenues for the current period. This compared to Commercial and Defense percentages of 66% and 34% respectively for the same period last year.

Gross  profit margin was 40.4% for Q1 FY06 as compared  to  45.6%
for the same period last year. Most of the decrease was attributed to low margins on the commercial DBS programs. Gross profit margin for Stealth was 52%.

Research and Development ("R&D") expenses decreased to 2.8% of revenues compared to 6.9% in Q1 FY05. Total R&D decreased $123,527 or 52.8% as compared to Q1 FY05. The overall decrease in dollars was evenly spread between commercial digital broadcasting systems and defense radar programs that had migrated from engineering development efforts to production.

Selling, general and administrative ("SG&A") expenses as a percent of revenues increased slightly to 24% from 23.3% the same period last year. Expenses increased $158,428 or 20.1% from the same period of the previous year. Stealth SG&A accounted for $117,248 or 74% of the increase. Approximately half of Stealth's SG&A was due to amortization expense relating to the fair market valuation on Stealth's assets.

Net income for Q1 FY06 was $319,699 or $0.07 per share, basic and diluted, as compared to $349,947 or $0.08 per share, basic and diluted, in Q1 FY05. This is a decrease of $30,248 or 8.64% as compared to the same period last year. Most of this decrease was due to the amortization expense on the intangible assets from Stealth. Stealth contributed approximately $.01 per share, basic and diluted.

Liquidity and Capital Resources
-------------------------------

The Company's working capital at June 30, 2005 was $9,596,718 as compared to $8,189,504 at March 31, 2005. The Company's current ratio was approximately 3.9 to 1 at June 30, 2005 as compared to
5.3 to 1 at March 31, 2005.

Net cash of $337,097 was provided by operating activities during the three months ended June 30, 2005 as compared to $268,351 that was provided by operating activities during the year earlier period. Increases in inventory and receivables were offset by reductions in prepaid and accrued expenses. Net cash used in investing activities during the three months ended June 30, 2005 was $6,232,616 as compared to $216,196 used in the year earlier period. The increase was primarily due to the acquisition of Stealth. Net cash provided by financing activities during the three months ended June 30, 2005 was $5,911,117 as compared to cash provided of $326,687 during the year earlier period. This was largely due to proceeds from the acquisition loan of $6,000,000 during the current period. As a result of these activities, the Company's cash position increased $15,597 during the current three months as compared to an increase of $378,842 in the year ago period.

In accordance with loans from TD Bank North, the Company is required to maintain a minimum net worth of at least $5,000,000, a ratio of total debt to net worth not exceeding 1.5:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these financial ratios. As of August 13, 2005, there was $250,000 outstanding against this line of credit.

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

Off-balance Sheet Arrangements
------------------------------

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial conditions, changes in financial condition, revenues or expenses results of operation, liquidity, capital expenditure or capital resources that is material to investors.


Safe Harbor Statement
---------------------

Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005.


Item 3.   Controls and Procedures.
------    -----------------------

Evaluation of disclosure controls and procedures - As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chief Executive Officer and the Company's Principal
Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

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

Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                   PART II.  OTHER INFORMATION
                   -------   -----------------


     Item 1.   Legal Proceedings.

           The Company is not a party to any material pending legal proceedings.



     Item  2.    Unregistered Sales of Equity Securities  and
                 Use of Proceeds.


     Recent Sales of Unregistered Securities
     ---------------------------------------

          On October 16, 2002, the Company entered into a Financial Advisory and Investment Banking Agreement (the "Agreement") with an entity. Pursuant to the Agreement, the Company granted a three year warrant to purchase 50,000 shares of its Common Stock to this entity (or its designees) exercisable at $3.00 per share (the
     "Warrant"). The Agreement subsequently became the subject of a dispute. In settlement of this dispute, in June 2004, the Company allowed the entity to exercise the warrant as to 20,000 shares and cancelled the balance of the warrant. No underwriters were involved in the transaction. The securities were not sold to the entity for cash. The securities were issued to this entity as part of the consideration for this entity entering into the Agreement and providing the services there under. The issuance of the Warrant and the issuance of shares upon exercise of the Warrant were pursuant to the exemption from registration provisions contained in Section 4(2) of the Securities Act of 1933. The Company did not engage in any public advertising or general solicitation in connection with this transaction. The Company provided this entity with disclosure of all aspects of the Company's business, including providing this entity and its management with the Company's reports filed with the Securities and Exchange Commission, the Company's press releases, access to the Company's auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of this entity obtained all information regarding the Company they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities as partial consideration for their services.

     Small Business Issuer Purchases of Equity Securities

     None.


     Item 3.   Defaults upon Senior Securities

     None.


     Item 4.   Submission of Matters to a Vote of Security
               Holders

     None.


     Item 5.   Other Information

     None.


Item 6.   Exhibits
------    --------

          (a)  Exhibits.


     10.1 Employment Agreement between Stealth Microwave and Stephen Barthelmes, Jr. dated June 10, 2005.

     10.2 Employment Agreement between Stealth Microwave and Brian Eggleston dated June 10, 2005.

     10.3 Change in Terms Agreement dated August 15, 2005 between Micronetics, as borrower and TD Banknorth, N.A., as Lender.

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



                                   MICRONETICS, INC.
                                   (Registrant)



Dated:  August 15, 2005            By:/s/David Robbins
                                      --------------------------
                                      David Robbins,
                                      President (Principal
                                      Executive Officer)