Form 10QSB
period 2005-09-30
MICRONETICS  INC
filed 2005-11-14
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission file number 0-17966

MICRONETICS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	22-2063614
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26 Hampshire Drive, Hudson NH	03051
(Address of principal executive offices)	(Zip Code)

(603) 883-2900

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Transitional Small Business Disclosure Format (Check One):

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)

Yes  ☐    No  ☒

As of November 4, 2005, the issuer had 4,473,166 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	March 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,346,900	$2,377,893
Marketable securities	572,139	562,802
Accounts receivable, net of allowance for doubtful accounts of $117,334 and $66,625 as of September 30, 2005 and March 31, 2005, respectively	4,931,534	2,465,725
Inventories	5,928,875	4,473,715
Prepaid expenses and other current assets	153,678	227,007

Total current assets	13,933,126	10,107,142
Property, plant and equipment - net	3,910,448	3,406,701
Other assets:
Security deposits	13,637	5,335
Intangible assets, net	3,890,000	—
Goodwill	2,953,235	1,117,197

Total other assets	6,856,872	1,122,532

Total assets	$24,700,446	$14,636,375

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2005	March 31, 2005
	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Line of credit	$475,972	$250,000
Long-term debt - current portion	847,885	231,589
Accounts payable	749,821	372,265
Accrued expenses	1,929,760	971,673
Deferred revenue	25,452	9,725
Income taxes payable	172,957	75,882
Deferred tax liability - current portion	6,504	6,504

Total current liabilities	4,208,351	1,917,638
Long-term debt - net of current portion	5,790,945	734,418
Deferred tax liability	1,723,928	169,785

Total liabilities	11,723,224	2,821,841

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.10 par value; 100,000 shares authorized; no shares issued and outstanding
Common stock - $0.01 par value; 10,000,000 shares authorized; 4,810,872 and 4,769,872 shares issued as of September 30, 2005 and March 31, 2005, respectively	48,109	47,699
Additional paid in capital	6,189,271	5,961,693
Retained earnings	8,266,856	7,332,156

	14,504,236	13,341,548
Treasury stock, 358,541 shares at cost as of September 30, 2005 and March 31, 2005, respectively	(1,527,014)	(1,527,014)

Total shareholders’ equity	12,977,222	11,814,534

Total liabilities and shareholders’ equity	$24,700,446	$14,636,375

See notes to consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,
	2005	2004
Net sales	$6,958,065	$3,413,670
Cost of sales	3,761,416	2,000,700

Gross profit	3,196,649	1,412,970

Operating expenses:
Selling, general and administrative	1,942,201	787,735
Research and development	149,557	170,383

Total operating expenses	2,091,758	958,118

Income from operations	1,104,891	454,852

Other (expense) income:
Interest income	19,342	6,893
Interest expense	(108,872)	(17,418)
Rental income	3,420	13,947
Miscellaneous income	15,145	10,035

Total other (expense) income	(70,965)	13,457

Income before provision for income taxes	1,033,926	468,309
Provision for income taxes	418,925	163,908

Net income	$615,001	$304,401

Earnings per common share:
Basic	$0.14	$0.07

Diluted	$0.14	$0.07

Weighted average common shares outstanding:
Basic	4,441,123	4,392,423
Diluted	4,532,398	4,451,353

See notes to consolidated condensed financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Six Months Ended September 30,
	2005	2004
Net sales	$10,899,197	$6,793,001
Cost of sales	6,111,988	3,839,786

Gross profit	4,787,209	2,953,215

Operating expenses:
Selling, general and administrative	2,887,633	1,574,739
Research and development	260,091	404,444

Total operating expenses	3,147,724	1,979,183

Income from operations	1,639,485	974,032

Other (expense) income:
Interest income	40,288	6,668
Interest expense	(144,616)	(32,752)
Rental income	8,069	27,894
Miscellaneous income	10,536	30,847

Total other (expense) income	(85,723)	32,657

Income before provision for income taxes	1,553,762	1,006,689
Provision for income taxes	619,062	352,341

Net income	$934,700	$654,348

Earnings per common share:
Basic	$0.21	$0.15

Diluted	$0.21	$0.15

Weighted average common shares outstanding:
Basic	4,427,269	4,339,692
Diluted	4,516,818	4,418,120

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Par Value		Retained Earnings	Treasury Stock	Total
Balance - March 31, 2005	4,769,872	47,699	5,961,693	7,332,156	(1,527,014)	11,814,534
Exercise of stock options	4,375	42	13,650			13,692
Issuance of options for service			1,850			1,850
Tax benefit from exercise of stock options			10,845			10,845
Net income				319,699		319,699

Balance - June 30, 2005	4,774,247	47,741	5,988,038	7,651,855	(1,527,014)	12,160,620
Exercise of stock options	36,625	368	119,841			120,209
Issuance of options for service			1,850			1,850
Tax benefit from exercise of stock options			79,542			79,542
Net income				615,001		615,001

Balance - September 30, 2005	4,810,872	48,109	6,189,271	8,266,856	(1,527,014)	12,977,222

See notes to consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ending September 30,
	2005	2004
Cash flow from operating activities:
Net income	$934,700	$654,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	664,888	161,556
Unrealized gain from marketable securities	(9,337)	(5,186)
Provision for bad debts	36,350	32,202
Inventory reserve	156,435	8,232
Deferred taxes	40,000	42,810
Options issued for services	3,700	4,179
Common stock issued for settlement	—	84,000
Tax benefit upon exercise of stock options	90,387	337,579
Changes in operating assets and liabilities: (net of acquisition)
Accounts receivable	(1,243,869)	324,675
Inventories	(423,928)	(629,074)
Income taxes payable	(39,325)	(743,231)
Prepaid expenses and other current assets	(121,424)	(25,773)
Accounts payable	84,994	(218,739)
Accrued expenses and deferred revenue	486,340	(133,712)

Net cash provided by (used in) operating activities	659,911	(106,135)

Cash flows from investing activities
Purchase of equipment	(495,257)	(256,318)
Stealth acquisition, net of cash acquired	(6,228,340)	—

Net cash used in investing activities	(6,723,597)	(256,318)

Cash flows from financing activities:
Proceeds from line of credit	225,974	250,000
Proceeds from loan for Stealth acquisition	6,000,000	—
Payments on mortgages and notes payable	(287,191)	(141,956)
Capital lease obligation payments	(39,991)	(43,596)
Proceeds from exercise of stock options	133,901	547,347
Purchase of treasury shares	—	(327,014)

Net cash provided by financing activities	6,032,693	284,781

Net change in cash and cash equivalents	(30,993)	(77,672)

Cash and cash equivalents at beginning of period	2,377,893	2,147,836

Cash and cash equivalents at end of period	$2,346,900	$2,070,164

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$113,224	$32,752

Income taxes	$738,500	$710,000

Supplemental disclosure of non-cash information:

In FY 2004, the Company issued options to purchase 8,000 shares of common stock for legal services. These options vested at $4,200 in FY2004, $7,880 in FY2005, and $3,700 during the first six months of FY2006.

See notes to consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2005, the results of operations for the three and six months ended September 30, 2005 and 2004, and the cash flows for the six months ended September 30, 2005 and 2004.

The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of operations and basis of consolidation -

Micronetics, Inc. and subsidiaries (collectively the “Company” or “Micronetics”) are engaged in the design, development, manufacturing and marketing of a broad range of high performance wireless components and test equipment used in cellular, microwave, satellite, radar and communication systems around the world.

The consolidated financial statements include the accounts of Micronetics, Inc. (“Micronetics”) and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Enon Microwave, Inc. (“Enon”), Microwave Concepts, Inc. (“MicroCon”) and Stealth Microwave, Inc. (“Stealth”). The operating results of Stealth have been included in the Company’s consolidated financial statements since June 10, 2005, the date of acquisition (see Note 3). All material intercompany balances and transactions have been eliminated in consolidation.

Use of estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates include reserves for accounts receivable and inventory, useful lives of property, plant and equipment, intangibles, accrued liabilities, and deferred income taxes. Actual results could differ from those estimates.

Revenue recognition - The Company generates revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. The Company’s products are primarily hardware components and to a lesser extent bundled hardware components and software that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated cost of product warranties are accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics offers a one-year warranty. As of September 30, 2005 the Company recorded $124,215 as warranty expense. At September 30, 2004, warranty expense was $70,742.

Stock-based compensation - The Company measures employee stock-based compensation cost under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. APB Opinion No. 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. As the Company has only issued fixed term stock option grants at or above the quoted market price on the date of grant, no compensation expense has been recognized for the six months ended September 30, 2005 and 2004, respectively. Pro forma information regarding net income (loss) and net loss per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock options granted using the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended September 30, 2005 and 2004: risk-free interest rates of 3.91% and 3.87% respectively; no dividend yield; volatility of 67% and 75%, and the weighted average expected lives of the options estimated at approximately 2 years.

The weighted average fair value of stock options granted for the three months ended September 30, 2005 and 2004 were $4.17 and $2.79, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	Three Months Ended September 30,
	2005	2004
Net income - as reported	$615,001	$304,400
Deduct: stock-based employee compensation expense determined under fair-value based method, net of income tax effect	124,554	42,865

Net income - pro forma	$490,447	$261,535

Basic income per share-as reported	$.14	$.07

Basic income per share-pro forma	$.11	$.06

Diluted income per share-as reported	$.14	$.07

Diluted income per share-pro forma	$.11	$.06

	Six Months Ended September 30,
	2005	2004
Net income - as reported	$934,700	$654,348
Deduct: stock-based employee compensation expense determined under fair-value based method, net of income tax effect	220,277	91,014

Net income - pro forma	$714,423	$563,334

Basic income per share-as reported	$.21	$.15

Basic income per share-pro forma	$.16	$.13

Diluted income per share-as reported	$.21	$.15

Diluted income per share-pro forma	$.16	$.13

Recent accounting pronouncements - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after December 15, 2005. The Company is required to adopt SFAS No. 123R in the fourth quarter of the fiscal year ending March 31, 2006. The Company is still evaluating the effect of this statement on its consolidated financial statements based on the unvested options outstanding at the date of adoption.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, “Inventory Pricing”. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is required to adopt this statement on April 1, 2006, and is currently evaluating the effects of this statement on its consolidated financial position, results of operations and cash flow.

Note 3.	RECENT ACQUISITION

On June 10, 2005, the Company acquired all of the issued and outstanding capital stock of Stealth Microwave, Inc., a New Jersey corporation (“Stealth”) pursuant to the terms and conditions of a Stock Purchase Agreement between the Company and the stockholders of Stealth (the “Sellers”). Under the terms of the Stock Purchase Agreement, the Company paid $6.7 million in cash to the Sellers, $400,000 of which has been placed in escrow for one year to secure certain indemnification obligations of the Sellers to the Company under the Stock Purchase Agreement. Additional legal and accounting related fees for the acquisition totaled approximately $472,000, bringing the total cash price to approximately $7.2 million. Additionally, subject to Stealth meeting certain financial targets for each of the years ending March 31, 2006 and March 31, 2007, the Company will pay up to an aggregate of $3.3 million in earnout payments to the Sellers, which earnout payments will be accelerated upon the occurrence of certain events, including a change of control of the Company or Stealth.

The acquisition of Stealth will provide a broader range of RF/Microwave products, including linear power amplifiers to the Company, and will provide the Company with further integrated systems solutions.

The following table summarizes the preliminary estimated fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired (Liabilities Assumed)
(in thousands)
Cash and accounts receivable	$2,228
Inventory	1,187
Property, plant and equipment	673
Other assets	12
Developed technology drawings	170
Customer relationships	2,950
Order backlog	290
Covenants not to compete	480
Goodwill	1,837
Deferred taxes	(150)
Deferred taxes on acquired intangible assets	(1,364)
Accounts payable and accrued expenses	(1,115)

Subtotal	7,198
Less: cash assumed	(970)

Net cash paid	$6,228

The acquisition of Stealth is accounted for as a purchase under SFAS No. 141. Accordingly, the operating results of Stealth have been included in the Company’s consolidated financial statements since the June 10, 2005 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be 1-7 years and has included them in Intangible assets, net, in the accompanying consolidated balance sheet as of September 30, 2005. The values assigned to intangible assets were based on an independent appraisal. The allocation of the purchase price is preliminary and may be subject to adjustments.

Intangible assets subject to amortization include:

	Fair Value	Life (years)	Accumulated Amortization
	($ in thousands)
Developed technology - drawings	$170	5	$10
Customer relationships (non-contractual)	2,950	7	129
Order backlog	290	1	89
Covenants not to compete	480	2	73

Total intangibles	$3,890		$301

Intangible assets not subject to amortization include $1.8 million in goodwill

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. Amortization expense of approximately $314,000 was included in the September 30, 2005 in general and administrative expenses in the accompanying consolidated statements of operations. The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years.

($ in thousands)
2006	$985
2007	695
2008	455
2009	455
2010	455
Thereafter	845

Total	$3,890

	Six Months Ended September 30,
	2005	2004
	($ in thousands, except earnings per share)
Pro forma revenue	$12,148	$9,804
Pro forma net income (1)	$992	$1,062
Pro forma earnings per share
Basic	$.22	$.24
Diluted	$.22	$.24

(1)	Non-recurring legal fees of approximately $90,000 related to acquisition impacted the six months ended September 30, 2005 pro forma results by approximately $.02 per share. Amortization costs of approximately $314,000 related to the purchase price in 2005 were assessed to the 2004 income. Management believes that including these adjustments in the above periods allow investors to better compare results in the future periods.

Note 4.	INVENTORIES

Inventories consist of the following:

	September 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
Raw materials	$3,836,607	$2,675,016
Work in process	1,719,560	1,322,387
Finished goods	553,993	501,162

	6,110,160	4,498,565
Less: allowance for obsolescence	(181,285)	(24,850)

	$5,928,875	$4,473,715

Note 5.	LONG-TERM DEBT

The following table summarizes the Company’s long-term debt:

	September 30, 2005	March 31, 2005
Promissory note - 6.25%
Due March 2007 (a)	$—	$49,998
Acquisition loan (e)	5,825,907	—
LIBOR plus 2.25% Due June 2012
Mortgage payable - 5.25%
Due March 2013 (b)	327,929	330,574
Mortgage payable - 5.75%
Due February 2009 (c)	450,118	508,463
Capital lease obligations (d)	34,876	76,972

Total	$6,638,830	$966,007
Less current portion	847,885	231,589

Long-term debt net of current portion	$5,790,945	$734,418

(a)	In March 2002, the Company entered into a promissory note with a commercial bank for $1,000,000. Final payment on the note was made in June 2005.

(b)	In March 2003, in connection with the purchase of a portion of a commercial condominium housing the Company’s Enon division, the Company entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 when the balance of approximately $223,000 is due. The condominium and all other tangible property of Enon secure this mortgage.

(c)	In February 2004, the Company refinanced the mortgage on its headquarters, entering into a new five-year mortgage payable for $630,000. The note bears interest at 5.75% per annum and is payable in monthly installments, including interest, of $12,107. This loan is secured by the land and building of the Company’s headquarters.

(d)	Obligations Under Capital Leases: Commercial Capital leases payable are reflected at their present value based upon interest rates that range from 8.67% to 8.88% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

(e)	In June 2005, the Company secured a $6.0 million Term Loan which matures in June 2012, and bears interest at the current 1 month LIBOR rate plus 2.25% (6.19% at September 30, 2005). The proceeds from the Term Loan were used for the Stealth acquisition. The Term Loan is guaranteed by Stealth and secured by a first priority security interest in substantially all of the Company’s and Stealth’s assets.

The Company has a $5,000,000 line of credit from a commercial bank. This line was issued on May 10, 2005 and expires on July 31, 2006, and bears interest at the current 1-month LIBOR rate plus 2.25%. The Company has available $4,524,026 under the line of credit as of September 30, 2005. The line of credit is secured by all business assets of the Company.

In accordance with loans from the bank, the Company is required to maintain a minimum net worth of at least $5,000,000, a ratio of total debt to net worth not exceeding 1.5:1, and a debt coverage ratio of not less than 1.25:1. The Company is in compliance with all debt covenants.

Note 6.	SHAREHOLDERS’ EQUITY

During the six months ended September 30, 2005, the Company issued a total of 41,000 shares for net proceeds of approximately $133,000 upon the exercise of stock options granted to employees under the Company’s various option plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

Certain statements in this Report contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described below. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

Risks, Uncertainties and Factors That May Affect Future Results

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

Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to successfully implement programs to stimulate sales by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their products;

•	our ability to successfully complete programs on a timely basis, to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;

•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;

•	increased price and product competition in our markets;

•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities and other items in our consolidated financial statements;

•	our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality products at competitive prices, the maintenance of technological leadership, the effectiveness of our internal processes and organizations and the retention of qualified personnel;

•	fluctuations in our gross margins;

•	the development, introduction and market acceptance of new technologies;

•	variations in sales channels, product costs and the mix of products sold;

•	the size and timing of customer orders and shipments;

•	our ability to maintain appropriate inventory levels;

•	the impact of acquired businesses and technologies;

•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products;

•	changes in legislation, regulation and/or accounting rules; the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage; and

•	acts of terrorism or the outbreak of hostilities or armed conflict between countries.

Economic conditions in the United States, Europe and globally affecting our markets, as well other trends and factors affecting our markets, are beyond our control and may result in reduced demand and pricing pressure on our products.

There are trends and factors affecting our markets that are beyond our control and may affect our operations. Such trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

•	adverse changes in our current credit condition or the credit quality of our customers and suppliers;

•	adverse changes in the market conditions in our markets;

•	the trend towards the sale of integrated products;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of product and service deployment, of our customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	conditions in the broader market for military and communications products;

•	governmental regulation or intervention affecting our products; and

•	the effects of war and acts of terrorism, such as disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

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

Our gross margins may be negatively affected as a result of a number of factors, including:

•	increased price competition;

•	excess capacity or excess fixed assets;

•	customer and contract settlements;

•	higher product, material or labor costs;

•	increased inventory provisions or contract and customer settlement costs;

•	warranty costs;

•	obsolescence charges;

•	loss of cost savings on future inventory purchases as a result of high inventory levels;

•	introductions of new products and costs of entering new markets;

•	increased levels of customer services;

•	changes in distribution channels; and

•	changes in product and geographic mix.

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

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms and supplier terms and conditions. We believe our cash on hand will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, a greater than expected slow down in capital spending by our customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity- generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

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

Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing sources of funding;

•	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

•	A high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

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

These risks and uncertainties include:

•	the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;

•	the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	the generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with these acquisitions;

•	the potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;

•	the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;

•	the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

•	the potential loss of key employees of the acquired businesses;

•	the risk that acquired businesses will divert the attention of our senior management from the operation of our business; and

•	the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

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

The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of high quality, new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to operate with products of other suppliers, to address emerging market trends, to provide our customers with new revenue- generating opportunities and to compete with technological and product developments carried out by others. The development of new, technologically advanced products, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in such development may result in expenses growing at a faster rate than revenues, particularly since the initial investment to bring a product to market may be high. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.

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

Future changes in financial accounting standards or taxation rules may adversely affect our reported results of operations.

•	a change in accounting standards or a change in existing taxation rules can have a significant effect on our reported results. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements and taxation rules may adversely affect our reported financial results or the way we conduct our business.

•	for example, under SFAS No. 123R we will be required to account for equity under our stock plans as a compensation expense and our net income and net income per share will be reduced. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculate compensation expense and disclose their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in our first quarter of 2006, and will require the Company to expense stock-based awards, including shares issued under stock option plans, as compensation costs.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and the results of its operations are based on the Company’s financial statements and the data used to prepare them. The Company’s financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to allowance for bad debts, inventory reserves, the valuation allowance on the Company’s deferred tax asset and goodwill impairment. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 have not changed significantly during the six months ended September 30, 2005.

Recent accounting pronouncements - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption of this statement will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to employees.” SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after December 15, 2005. We are required to adopt SFAS No. 123R in the fourth quarter of the fiscal year ending March 31, 2006. We are still evaluating the effect of this statement on our consolidated financial statements based on the unvested options outstanding at the date of adoption.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, “Inventory Pricing”. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are required to adopt this statement on April 1, 2006, and are currently evaluating the effects of this statement on our consolidated financial position, results of operations and cash flow.

Results of Operations

Three Months Ended September 30, 2005 and 2004

The Consolidated Statement of Income for the three months ended September 30, 2005 includes the operations of Stealth Microwave, Inc., (“Stealth”).

NET SALES

Net sales for the three months ended September 30, 2005 (“Q2 FY06”) were $ 6,958,065 as compared to $3,413,670 for the three months ended September 30, 2004 (“Q2 FY05”), an increase of $3,544,395, or 104%. The increase in net sales attributable to the acquisition of Stealth, primarily in the commercial market, was 71%, and the increase in shipments of other commercial products was 33%. Commercial and defense revenues were 61% and 39%, respectively, as a percent of the total revenues for Q2 FY06, as compared to 34% and 66%, respectively, for Q2 FY05.

GROSS PROFIT

Gross profit was 46% for Q2 FY06 as compared to 41% for Q2 FY05. The increase in gross profit was primarily attributable to higher gross profit on Stealth’s products, partially offset by lower gross profit on the commercial DBS programs.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses decreased $20,826 or 12% in Q2 FY06 as compared to Q2 FY05. The overall decrease in spending was primarily attributable to commercial digital broadcasting systems and defense radar programs that have migrated from engineering development to production.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expenses for Q2 FY06 increased $1,154,466 or 147% as compared to Q2 FY05. The overall increase in spending was primarily attributable to an increase in SG&A of $490,580 related to the operations of Stealth, an increase in amortization expense of $256,957 related to the acquisition of Stealth, and an increase in audit fees.

PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 41% for Q2 FY06 as compared to 35% for Q2 FY05. The increase in the effective tax rate is due in part to a reduction in benefits from foreign sales activity and a change in estimate of deferred tax liabilities for the fiscal year ending March 31, 2006.

Six Months Ended September 30, 2005 and 2004

The Consolidated Statement of Income for the six months ended September 30, 2005 includes the operations of Stealth Microwave, Inc., (“Stealth”) since the date of acquisition.

NET SALES

Net sales for the six months ended September 30, 2005 were $10,899,197 as compared to $6,793,001 for the six months ended September 30, 2004, an increase of $4,106,196, or 60%. The increase in net sales attributable to the acquisition of Stealth, primarily in the commercial market was 41%, and the increase in shipments of other commercial product was 19%. Commercial and defense revenues were 58% and 42%, respectively, as a percent of the total revenues for the six months ended September 30, 2005, as compared to 35% and 65%, respectively, for the same period last year.

GROSS PROFIT

Gross profit was 44% for the six months ended September 30, 2005 as compared to 43% for the six months ended September 30, 2004. The increase in gross profit was primarily attributable to higher gross profit on Stealth’s products, partially offset by lower gross profit on the commercial DBS programs.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses decreased $144,353 or 36% in the six months ended September 30, 2005 as compared to the six months ended September 30, 2004. The overall decrease in spending was primarily attributable to commercial digital broadcasting systems and defense radar programs that have migrated from engineering development to production.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expenses for the six months ended September 30, 2005 increased $1,312,894 or 83% as compared to the six months ended September 30, 2004. The overall increase in spending was primarily attributable to an increase in SG&A of $ 549,338 related to the operations of Stealth, an increase in amortization expense of $314,059 related to the acquisition of Stealth, and increases in audit fees.

PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 40% for the six months ended September 30, 2005 as compared to 35% for the six months ended September 30, 2004. The increase in the effective tax rate is due in part to a reduction in benefits from foreign sales activity and a change in estimate of deferred tax liabilities for the fiscal year ending March 31, 2006.

Liquidity and Capital Resources

The Company finances its operating and investment requirements primarily through cash flow and borrowings. The Company had cash and working capital at September 30, 2005 of $2,346,900 and $9,724,775 as compared to $2,377,893 and $8,189,504 at March 31, 2005. The Company’s current ratio was approximately 3.0 to 1 at September 30, 2005 as compared to 5.3 to 1 at March 31, 2005.

Net cash provided by operating activities was $659,911 during the six months ended September 30, 2005 as compared to $106,135 used in operating activities during the six months ended September 30, 2004. The primary sources of cash from operating activities were net income of $934,700, non cash charges for depreciation and amortization of $664,888, offset by an increase in net working capital of $1,250,857, primarily as a result of increases in accounts receivable of $1,243,869, inventory of $423,928 and accrued expenses and deferred revenue of $486,340.

Net cash used in investing activities was $6,723,597 during the six months ended September 30, 2005 as compared to $256,318 used in the year earlier period. The increase was primarily attributable to the acquisition of Stealth.

Net cash provided by financing activities was $6,032,693 during the six months ended September 30, 2005 as compared to $284,781 during the year earlier period, primarily as a result of the proceeds from the acquisition loan of $6,000,000 during the current period.

Under the terms of the bank loans, the Company is required to maintain a minimum net worth of at least $5,000,000, a ratio of total debt to net worth not exceeding 1.5:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these debt covenants. The Company also has a line of credit with the bank in the amount of $5,000,000. As of September 30, 2005, the Company had available $4,524,026 under the line of credit.

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

Off-Balance Sheet Arrangements

We do not enter into any transactions, arrangements, or other relationships with unconsolidated entities or other third parties that have or are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or requirements for capital resources that is material to investors. In addition, we have not established any special purpose entities.

Safe Harbor Statement

Statements which are not historical facts, including statements about the Company’s confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company’s accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company’s business plan and the impact on the Company of its relationship with its lender. This report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005.

Item 3.	Controls and Procedures.

Evaluation of disclosure controls and procedures - As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

The Company’s independent registered accounting firm has advised management and the audit committee that the following identified internal control deficiencies constitute a significant deficiency in the Company’s internal control.

A lack of persuasive evidence of management oversight and review as compensatory control to address inadequate segregation of incompatible duties in certain areas of revenue and expenditure transaction cycles.

Management is aware that there is a perceived lack of persuasive evidence of management oversight and review in some areas. This control deficiency did not, however, prevent the Company’s Chief Executive Officer and Chief Financial Officer from concluding that the Company’s controls and procedures, taken as a whole, are effective, as there was a process of review and oversight to address the inadequate segregation of duties in certain areas of the revenue and expenditure transaction cycles. In addition, measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

Other than as discussed above, such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Small Business Issuer Purchases of Equity Securities

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.
(Registrant)

Dated:	November 14, 2005	By:	/s/ DAVID ROBBINS
David Robbins,
President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 14, 2005	By:	/s/ DIANE BOURQUE
Diane Bourque,
Chief Financial Officer (Principal Accounting Officer)