Form 10QSB
period 2005-12-31
MICRONETICS  INC
filed 2006-02-10
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

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

Yes  ☐    No  ☒

As of February 5, 2006, the issuer had 4,501,216 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,376,303	$2,377,893
Marketable securities	576,179	562,802
Accounts receivable, net of allowance for doubtful accounts of $141,748 and $66,625 as of December 31, 2005 and March 31, 2005, respectively	4,574,915	2,465,725
Inventories	5,725,710	4,473,715
Prepaid expenses and other current assets	204,044	227,007

Total current assets	15,457,151	10,107,142

Property, plant and equipment - net	4,215,654	3,406,701
Other assets:
Security deposits	9,762	5,335
Intangible assets, net	3,342,504	—
Goodwill	2,960,035	1,117,197

Total other assets	6,312,301	1,122,532

Total assets	$25,985,106	$14,636,375

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2005
	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$475,972	$250,000
Current portion of long term debt	847,885	231,589
Accounts payable	656,423	372,265
Accrued expenses	2,416,330	971,673
Deferred revenue	29,361	9,725
Income taxes payable	318,304	75,882
Deferred tax liability - current portion	—	6,504

Total current liabilities	4,744,275	1,917,638

Long-term debt - net of current portion	5,577,833	734,418
Deferred tax liability	1,723,928	169,785

Total liabilities	12,046,036	2,821,841

Commitments and contingencies
Shareholders’ equity:
Preferred stock - $0.10 par value; 100,000 shares authorized; no shares issued and outstanding
Common stock - $0.01 par value; 10,000,000 shares authorized; 4,854,832 and 4,769,872 shares issued as of December 31, 2005 and March 31, 2005, respectively	48,549	47,699
Additional paid in capital	6,487,906	5,961,693
Retained earnings	8,929,629	7,332,156

	15,466,084	13,341,548
Treasury stock; 358,541 shares at cost as of December 31, 2005 and March 31, 2005, respectively	(1,527,014)	(1,527,014)

Total shareholders’ equity	13,939,070	11,814,534

Total liabilities and shareholders’ equity	$25,985,106	$14,636,375

See notes to consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended December 31,
	2005	2004
Net sales	$7,391,628	$3,550,457
Cost of sales	4,191,080	1,975,050

Gross profit	3,200,548	1,575,407

Operating expenses:
Selling, general and administrative	1,920,720	831,463
Research and development	131,901	155,146

Total operating expenses	2,052,621	986,609

Income from operations	1,147,927	588,798

Other income (expense):
Interest income	19,289	11,228
Interest expense	(115,564)	(29,464)
Rental income	9,924	13,947
Miscellaneous income	20,210	6,216

Total other income (expense), net	(66,141)	1,927

Income before provision for income taxes	1,081,786	590,725
Provision for income taxes	419,013	446,754

Net income	$662,773	$143,971

Earnings per common share:
Basic	$0.15	$0.03

Diluted	$0.14	$0.03

Weighted average common shares outstanding
Basic	4,474,756	4,408,664
Diluted	4,694,129	4,479,465

See notes to consolidated condensed financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Nine months ended December 31,
	2005	2004
Net sales	$18,290,825	$10,343,458
Cost of sales	10,303,068	5,814,836

Gross profit	7,987,757	4,528,622

Operating expenses:
Selling, general and administrative	4,808,353	2,406,202
Research and development	391,992	559,590

Total operating expenses	5,200,345	2,965,792

Income from operations	2,787,412	1,562,830

Other income (expense):
Interest income	59,577	17,896
Interest expense	(260,180)	(62,216)
Rental income	17,993	41,841
Miscellaneous income	30,746	37,063

Total other income (expense), net	(151,864)	34,584

Income before provision for income taxes	2,635,548	1,597,414
Provision for income taxes	1,038,075	799,095

Net income	$1,597,473	$798,319

Earnings per common share:
Basic	$0.36	$0.18

Diluted	$0.35	$0.18

Weighted average common shares outstanding
Basic	4,441,426	4,362,683
Diluted	4,563,742	4,409,696

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Par Value		Retained Earnings	Treasury Stock	Total
Balance - Mar 31, 2005	4,769,872	47,699	5,961,693	7,332,156	(1,527,014)	11,814,534
Exercise of stock options	4,375	42	13,650			13,692
Issuance of options for service			1,850			1,850
Tax benefit from exercise of stock options			10,845			10,845
Net income				319,699	—	319,699

Balance - June 30, 2005	4,774,247	47,741	5,988,038	7,651,855	(1,527,014)	12,160,620
Exercise of stock options	36,625	368	119,841			120,209
Issuance of options for service			1,850			1,850
Tax benefit from exercise of stock options			79,542			79,542
Net income				615,001	—	615,001

Balance - September 30, 2005	4,810,872	48,109	6,189,271	8,266,856	(1,527,014)	12,977,222
Exercise of stock options	43,960	440	163,153			163,593
Issuance of options for service			1,540			1,540
Tax benefit from exercise of stock options			133,942			133,942
Net income				662,773	—	662,773

Balance - December 31, 2005	4,854,832	48,549	6,487,906	8,929,629	(1,527,014)	13,939,070

See notes to consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flow from operating activities:
Net income	$1,597,473	$798,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,112,312	291,913
Unrealized gain from marketable securities	(13,377)	(9,373)
Bad debt provision	60,763	(30,449)
Inventory provision	208,765	62,849
Deferred taxes	33,496	34,687
Options issued for services	5,240	4,179
Common stock issued for settlement	—	84,000
Tax benefit upon exercise of stock options	224,329	350,280
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(911,663)	313,149
Inventories	(273,093)	(922,880)
Income taxes payable	(92,478)	(346,940)
Prepaid expenses, and other assets	30,585	(17,096)
Accounts payable	(8,404)	(186,536)
Accrued expenses and deferred revenue	976,820	(143,932)

Net cash provided by operating activities	2,950,768	282,171

Cash flows from investing activities
Purchase of equipment	(700,392)	(463,594)
Stealth acquisition, net of cash acquired	(6,235,140)	—

Net cash used in investing activities	(6,935,532)	(463,594)

Cash flows from financing activities:
Proceeds from line of credit	225,974	250,000
Proceeds from loan for Stealth acquisition	6,000,000	—
Payments on mortgages and notes payable	(491,608)	(239,245)
Capital lease obligations payments and transfers	(48,686)	37,517
Proceeds from exercise of stock options	297,494	591,559
Purchase of treasury shares	—	(327,014)

Net cash provided by financing activities	5,983,174	312,817

Net change in cash and cash equivalents	1,998,410	131,394
Cash and cash equivalents at beginning of period	2,377,893	2,147,836

Cash and cash equivalents at end of period	$4,376,303	$2,279,230

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$335,910	$50,622

Income taxes	$855,573	$773,885

Supplemental disclosure of non-cash information:

In FY2005, the Company issued 8,000 options of common stock for legal services. These shares vested at $4,200 in FY2004, $7,880 in FY2005, and $5,240 during the first nine months of FY2006.

See notes to consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of December 31, 2005, the results of operations for the three and nine months ended December 31, 2005 and 2004, and the cash flows for the nine months ended December 31, 2005 and 2004.

The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated cost of product warranties are accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics offers a one-year warranty. As of December 31, 2005 and December 31, 2004 the Company recorded $187,399 and $106,952 as warranty expense, respectively, and had $95,000 in accrued warranty at December 31, 2005.

Stock-based compensation - The Company measures employee stock-based compensation cost under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. APB Opinion No. 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. As the Company has only issued fixed term stock option grants at or above the quoted market price on the date of grant, no compensation expense has been recognized for the nine months ended December 31, 2005 and 2004, respectively. Pro forma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock options granted using the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended December 31, 2005 and 2004: risk-free interest rates of 4.39% and 3.87% respectively; no dividend yield; volatility of 69% and 75%, and the weighted average expected lives of the options estimated at approximately 2 years.

The weighted average fair value of stock options granted for the three months ended December 31, 2005 and 2004 were $3.84 and $2.79, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	Three Months Ended 12/31/2005	Three Months Ended 12/31/2004
Net income, as reported	$662,773	$143,971
Deduct: stock-based employee compensation expense determined under fair-value based method, net of income tax effect	102,094	57,479

Net income, pro forma	$560,679	$86,492

Basic net income per share as reported	$0.15	$0.03
Basic net income per share, pro forma	$0.13	$0.02
Diluted net income per share as reported	$0.14	$0.03
Diluted net income per share, pro forma	$0.12	$0.02

	Nine Months Ended 12/31/2005	Nine Months Ended 12/31/2004
Net income, as reported	$1,597,473	$798,319
Deduct: stock-based employee compensation expense determined under fair-value based method, net of income tax effect	309,110	148,492

Net income, pro forma	$1,288,363	$649,827

Basic net income per share as reported	$0.36	$0.18
Basic net income per share, pro forma	$0.29	$0.15
Diluted net income per share as reported	$0.35	$0.18
Diluted net income per share, pro forma	$0.28	$0.15

Recent accounting pronouncements - In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), “Share-Based Payment”, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is evaluating the effect of this statement on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after December 15, 2005. The Company is required to adopt SFAS No. 123R in the first quarter of the fiscal year beginning April 1, 2006. The Company is evaluating the effect of this statement on its consolidated financial statements based on the unvested options outstanding at the date of adoption.

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

In February 2006, the Company entered into Amendment No. 1 to Earnout Agreement (the “Amendment”) with Stealth and the Sellers. Under the terms of the Amendment, the parties have agreed that as of the period ending December 31, 2005, Stealth had achieved the milestones for the initial earnout period as set forth in the Original Earnout Agreement. Additionally, the Amendment amends the Original Earnout Agreement, to among other things, (i) provide for the early payment of the maximum performance earnout amount of $1,800,000, prior to the expiration of the initial earnout period (originally set to expire on March 31, 2006); and (ii) provide that the first and second earnout periods be adjusted accordingly to reflect the early payment.

The acquisition of Stealth will provide a broader range of RF/Microwave products, including linear power amplifiers to the Company, and will provide the Company with further integrated systems solutions. The following table summarizes the preliminary estimated fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

Intangible assets subject to amortization include:

Accumulated Amortization
(in thousands)
Cash and accounts receivable	$2,228
Inventory	1,187
Property, plant and equipment	673
Other assets	12
Development technology drawings	170
Customer relationships	2,950
Order backlog	290
Covenants not to compete	480
Goodwill	1,844
Deferred taxes	(150)
Deferred taxes on acquired intangible assets	(1,364)
Accounts payable and accrued expenses	(1,115)

Subtotal	7,205
Less: cash assumed	(970)

Net cash paid	$6,235

The acquisition of Stealth is accounted for as a purchase under SFAS No. 141. Accordingly, the operating results of Stealth have been included in the Company’s consolidated financial statements since the June 10, 2005 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be 1-7 years and has included them in Intangible assets, net, in the accompanying consolidated balance sheet as of December 31, 2005. The values assigned to intangible assets were based on an independent appraisal. The allocation of the purchase price is preliminary and may be subject to adjustments.

Intangible assets subject to amortization include:

	Fair Value	Life in years	Accumulated Amortization
		($ in thousands)
Developed technology – drawings	$170	5	$19
Customer relationships (non-contractual)	2,950	7	234
Order backlog	290	1	161
Covenants not to complete	480	2	133

Total intangibles	$3,890		$547

Intangible assets not subject to amortization included $1.8 million in goodwill

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. Amortization expense of approximately $547,000 was included in the December 31, 2005 in general and administrative expenses in the accompanying consolidated statements of income. The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years.

($ in thousands)
2006	$985
2007	695
2008	455
2009	455
2010	455
Thereafter	845

Total	$3,890

	Nine Months Ended December 31,
	2005	2004
	($ in thousands, except earnings per share)
Pro forma revenue	$19,540	$14,988
Pro forma net income (1)	$1,655	$909
Pro forma earnings per share	$.36	$.21
Basic	$.37	$.21

(1)	Non-recurring legal fees of approximately $90,000 related to acquisition impacted the nine months ended December 30, 2005 pro forma results by approximately $.02 per share. Amortization costs of approximately $571,000 related to the purchase price in 2005 were assessed to the 2004 income. Management believes that including these adjustments in the above periods allow investors to better compare results in the future periods.

Note 4.	INVENTORIES

Inventories consist of the following:

	December 31, 2005	March 31, 2005
	(unaudited)	(audited)
Raw materials	$3,864,564	$2,675,016
Work in process	1,474,261	1,322,387
Finished goods	620,500	501,162

	5,959,325	4,498,565
Less: allowance for obsolescence	(233,615)	(24,850)

	$5,725,710	$4,473,715

Note 5.	LONG-TERM DEBT

The following table summarizes the Company’s long-term debt:

	December 31, 2005	March 31, 2005
	(unaudited)	(audited)
Promissory note – 6.25%
Due March 2007 (a)	$—	$49,998
Acquisition loan (e)	5,651,814	—
LIBOR plus 2.5% Due June 2012
Mortgage payable – 5.25%
Due March 2013 (b)	325,380	330,574
Mortgage payable – 5.75%
Due February 2009 (c)	420,236	508,463
Capital lease obligations (d)	28,288	76,972

Total	6,425,718	966,007
Less current portion	847,885	231,589

Long-term debt net of current portion	$5,577,833	$734,418

(a)	In March 2002, the Company entered into a promissory note with a commercial bank for $1,000,000. The outstanding balance on the note was paid in June 2005.

(b)	In March 2003, in connection with the purchase of a portion of a commercial condominium housing the Company’s Enon division, the Company entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 when the balance of approximately $223,000 is due. The condominium and all other tangible property of Enon secure this mortgage.

(c)	In February 2004, the Company refinanced the mortgage on its headquarters, entering into a new five-year mortgage payable for $630,000. The note bears interest at 5.75% per annum and is payable in monthly installments, including interest, of $12,107. This loan is secured by the land and building of the Company’s headquarters.

(d)	Obligations Under Capital Leases: Commercial capital leases payable are reflected at their present value based upon interest rates that range from 8.67% to 8.88% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

(e)	In June 2005, the Company secured a Term Loan in the amount of $6.0 million, the proceeds of which were used for the acquisition of Stealth. The Term Loan is guaranteed by Stealth and secured by a first priority security in substantially all of the Company’s and Stealth’s assets. The Term Loan is payable in monthly principal installments of $57,374 plus accrued interest at the one month LIBOR rate plus 2.25% (5.58% at December 31, 2005) for the first twelve months. The Term Loan matures in June 2012.

The Company has a $5,000,000 line of credit from a commercial bank. This line was issued on May 10, 2005 and expires on July 31, 2006, and bears interest at the current 1-month LIBOR rate plus 2.25%. The Company has available $4,524,026 under the line of credit as of December 31, 2005. The line of credit is secured by all business assets of the Company.

In accordance with loans from the bank, the Company is required to maintain a minimum net worth of at least $8,000,000, a ratio of total debt to net worth not exceeding 1.5:1, and a debt coverage ratio of not less than 1.25:1. The Company is in compliance with all debt covenants.

Note 6.	SHAREHOLDERS’ EQUITY

During the nine months ended December 31, 2005, the Company issued a total of 84,960 shares for net proceeds of approximately $297,000 upon the exercise of stock options granted to employees under the Company’s various option plans.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and the results of its operations are based on the Company’s financial statements and the data used to prepare them. The Company’s financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to allowance for bad debts, inventory reserves, the valuation allowance on the Company’s deferred tax assets, intangibles and goodwill impairment. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 have not changed significantly during the nine months ended December 31, 2005.

Recent accounting pronouncements - In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), “Share-Based Payment”, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is evaluating the effect of this statement on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after December 15, 2005. The Company is required to adopt SFAS No. 123R in the first quarter of the fiscal year beginning April 1, 2006. The Company is evaluating the effect of this statement on its consolidated financial statements based on the unvested options outstanding at the date of adoption.

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

Results of Operations

Three Months Ended December 31, 2005 and 2004

The Consolidated Statement of Income for the three months ended December 31, 2005 includes the operations of Stealth Microwave, Inc., (“Stealth”).

NET SALES

Net sales for the three months ended December 31, 2005 (“Q3 FY06”) were $ 7,391,628, an increase of $3,841,171, or 108%. as compared to $3,550,457 for the three months ended December 31, 2004 (“Q3 FY05”), The increase in net sales attributable to the acquisition of Stealth, primarily in the commercial market, was 65%, and the increase in shipments of other commercial and defense products was 35%. Commercial and defense revenues were 64% and 36%, respectively, as a percent of the total revenues for Q3 FY06, as compared to 66% and 34%, respectively, for Q3 FY05.

GROSS PROFIT

Gross profit was 43% for Q3 FY06 as compared to 44% for Q3 FY05. The decrease in gross profit was primarily attributable to an increase in inventory provisions, partially offset by higher gross profit on Stealth’s products

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for Q3 FY06 increased $1,089,257 or 131% as compared to Q3 FY05. The overall increase in spending was primarily attributable to an increase in SG&A of $817,403 related to the operations of Stealth and an increase in amortization expense of $246,357 related to the acquisition of Stealth.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $23,245 or 15% in Q3 FY06 as compared to Q3 FY05. The overall decrease in spending was primarily attributable to commercial digital broadcasting systems and defense radar programs that have migrated from engineering development to production.

INTEREST EXPENSE

Interest expense increased $86,100 or 292% for Q3 FY06 as compared to Q3 FY05. The increase in interest expense is primarily attributable to the increase in borrowings as a result of the $6.0 million term loan used to finance the Stealth acquisition.

PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 39% for Q3 FY06 as compared to 76% for Q3 FY05. The decrease in the effective tax rate is due primarily to a change in estimate of deferred tax liabilities for the fiscal year ending March 31, 2005.

Nine Months Ended December 31, 2005 and 2004

The Consolidated Statement of Income for the nine months ended December 31, 2005 includes the operations of Stealth Microwave, Inc., (“Stealth”) since the date of acquisition.

NET SALES

Net sales for the nine months ended December 31, 2005 were $18,290,825 as compared to $10,343,458 for the nine months ended December 31, 2004, an increase of $7,947,367, or 77%. The increase in net sales attributable to the acquisition of Stealth, primarily in the commercial market was 67%, and the increase in shipments of other commercial product was 33%. Commercial and defense revenues were 60% and 40%, respectively, as a percent of the total revenues for the nine months ended December 31, 2005, as compared to 35% and 65%, respectively, for the same period last year.

GROSS PROFIT

Gross profit was 44% for the nine months ended December 31, 2005 and the nine months ended December 31, 2004. Gross profit was favorably affected by the to higher gross profit on Stealth’s products, offset by an increase in inventory provisions in the nine month period ended December 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the nine months ended December 31, 2005 increased $2,402,151 or 100% as compared to the nine months ended December 31, 2004. The overall increase in spending was primarily attributable to an increase in SG&A of $1,680,440 related to the operations of Stealth, an increase in amortization expense of $547,496 related to the acquisition of Stealth, and increases in audit fees.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $167,598 or 30% for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004. The overall decrease in spending was primarily attributable to commercial digital broadcasting systems and defense radar programs that have migrated from engineering development to production.

INTEREST EXPENSE

Interest expense increased $197,964 or 318% for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004. The increase in interest expense is primarily attributable to the increase in borrowings as a result of the $6.0 million term loan used to finance the Stealth acquisition.

PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 39% for the nine months ended December 31, 2005 as compared to 50% for the nine months ended December 31, 2004. The decrease in the effective tax rate is due primarily to a change in estimate of deferred tax liabilities for the fiscal year ending March 31, 2005.

Liquidity and Capital Resources

The Company finances its operating and investment requirements primarily through cash flow and borrowings. The Company had cash and working capital at December 31, 2005 of $4,376,303 and $10,712,876 as compared to $2,377,893 and $8,189,504 at March 31, 2005. The Company’s current ratio was approximately 3.3 to 1 at December 31, 2005 as compared to 5.3 to 1 at March 31, 2005.

Net cash provided by operating activities was $2,950,768 during the nine months ended December 31, 2005 as compared to $282,171 during the nine months ended December 31, 2004. The primary sources of cash from operating activities were net income of

$1,597,473, non-cash charges for depreciation and amortization of $1,112,312, offset by an increase in net working capital of $278,233, primarily as a result of increases in accounts receivable of $911,663, and inventory of $273,093, offset by an increase in accrued expenses and deferred revenue of $976,820.

Net cash used in investing activities was $6,935,532 during the nine months ended December 31, 2005 as compared to $463,594 used in the year earlier period. The increase was primarily attributable to the acquisition of Stealth.

Net cash provided by financing activities was $5,983,174 during the nine months ended December 31, 2005 as compared to $312,817 during the year earlier period, primarily as a result of the proceeds from the acquisition loan of $6,000,000 during the current nine month period.

Under the terms of the bank loans, the Company is required to maintain a minimum net worth of at least $5,000,000, a ratio of total debt to net worth not exceeding 1.5:1, and a debt coverage ratio of not less than 1.25:1. At present, the Company does not anticipate failing to comply with any of these debt covenants. The Company also has a line of credit with the bank in the amount of $5,000,000. As of December 31, 2005, the Company had available $4,524,028 under the line of credit.

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

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures - As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

The Company’s independent registered accounting firm had advised management and the audit committee that the following identified internal control deficiencies constitute a significant deficiency in the Company’s internal control.

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

Other than as discussed above, such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Small Business Issuer Purchases of Equity Securities

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	On October 20, 2005, the Company held its Annual Meeting of Shareholders.

(b)	Not Applicable

(c)	At such meeting, the shareholders of the Company voted:

(1)	To elect five (5) Directors to serve for the ensuing year. The votes cast were as follows:

Nominees	Votes For	Votes Against	Votes Withheld	Abstained	Broker Non-Votes
David Robbins	3,592,621	n/a	469,443	n/a	n/a
David Siegel	4,057,014	n/a	5,050	n/a	n/a
Emanuel Kramer	3,953,314	n/a	108,750	n/a	n/a
Gerald Hattori	3,954,614	n/a	107,450	n/a	n/a
Stephen Barthelmes, Jr.	3,638,389	n/a	423,675	n/a	n/a

(2)	To ratify the selection of Grant Thornton, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2006. The votes cast were as follows:

	Votes For	Votes Against	Votes Withheld	Abstained	Broker Non-Votes
Grant Thornton, LLP	3,942,674	111,990	n/a	7,400	n/a

(d)	Not Applicable

Item 5.	Other Information.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On February 9, 2006, Micronetics, Inc., a Delaware corporation (“Micronetics”), entered into Amendment No. 1 to Earnout Agreement (the “Amendment”), with Stealth Microwave, Inc., a Delaware corporation, and wholly owned subsidiary of Micronetic (“Stealth”), and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr. and Brian E. Eggleston, as the representatives of the Sellers (the “Sellers’ Committee”) which amends the Earnout Agreement, dated as of June 10, 2005, by and among Micronetics, Stealth and the Sellers’ Committee (the “Original Earnout Agreement”) executed in connection with Micronetics’ acquisition of all of the outstanding capital stock of Stealth (the “Acquisition”).

Under the terms of the Amendment the parties have agreed that as of the period ending December 31, 2005, Stealth had achieved the milestones for the initial earnout period as set forth in the Original Earnout Agreement. Additionally, the Amendment amends the Original Earnout Agreement to among other things, (i) provide for the early payment of the maximum performance earnout amount of $1,800,000, prior to the expiration of the initial earnout period (originally set to expire on March 31, 2006); and (ii) provide that the first and second earnout periods be adjusted accordingly to reflect the early payment.

Stephen N. Barthelmes Jr., a member of the Board of Directors of Micronetics and the President of Stealth, a wholly owned subsidiary of Micronetics, is a party to the Original Earnout Agreement and is a member of the Sellers’ Committee. As a former stockholder of Stealth prior to the Acquisition, Mr. Barthelmes will receive a pro rata share of the performance earnout amount distributed to the stockholders.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is incorporated herein by reference to Exhibit 10.1 hereto.

Item 6.	Exhibits.

10.1	Amendment No. 1 to Earnout Agreement, dated as of February 9, 2006, among Micronetics, Inc., Stealth Microwave, Inc.; and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr., and Brian E. Eggleston, as representatives of the Sellers

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC. (Registrant)

Dated: February 10, 2006	By:	/s/ DAVID ROBBINS
David Robbins,
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 10, 2006	By:	/s/ DIANE BOURQUE
Diane Bourque,
Chief Financial Officer (Principal Accounting Officer)