Form 10KSB
period 2006-03-31
MICRONETICS  INC
filed 2006-06-29
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 0-17966

MICRONETICS, INC.

(Name of small business issuer in its charter)

Delaware	22-2063614
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26 Hampshire Drive, Hudson, NH	03051
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (603) 883-2900

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Issuer’s revenue for its most recent fiscal year was $26,908,611.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $42,437,681 based on the closing price of $12.06 of the issuer’s Common Stock, par value $.01 share, as reported by NASDAQ on June 15, 2006.

On June 15, 2006, there were 5,000,582 shares of the issuer’s Common Stock outstanding.

The Proxy Statement of the registrant to be filed on or before July 31, 2006 is incorporated by reference to Part III herein.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Part I

This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Micronetics, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include those discussed under “Management’s Discussion and Analysis” and “Description of Business.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Micronetics” we mean Micronetics, Inc. and its subsidiaries.

ITEM 1. Description of Business.

General

Micronetics was incorporated in New Jersey in 1975 and re-incorporated in Delaware in 1987.

In June 2005, we acquired all of the issued and outstanding capital stock of Stealth Microwave, Inc. (“Stealth”), a New Jersey corporation located in Trenton, New Jersey. The acquisition of Stealth was accounted for as a purchase, and the operating results of Stealth have been included in the consolidated financial statements since the June 10, 2005 acquisition date. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition.

In January 2003, Microwave Concepts, Inc. “(Micro-Con”), a Delaware corporation and a wholly-owned subsidiary of Micronetics acquired substantially all of the assets of Microwave Concepts, Inc., a New Jersey corporation (“MCI”) located in Fairfield, New Jersey. The acquisition was recorded under the purchase method of accounting for financial statement purposes. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition.

In March 2002, Enon Microwave, Inc., a Massachusetts corporation (“EMI”) located in Topsfield, MA, merged with and into Enon Microwave, Inc. (“Enon”), a Delaware corporation and wholly owned subsidiary of Micronetics. In January 1999, Micronetics acquired Microwave & Video Systems, Inc. (“MVS”) and in February 1999, Micronetics acquired Vectronics Microwave Corporation (“Vectronics”).

Business of Issuer

Headquartered in Hudson, New Hampshire, Micronetics manufactures microwave and radio frequency (RF) components and integrated multifunction subassemblies used in a variety of commercial wireless, defense and aerospace products, including satellite communications, electronic warfare and electronic counter-measures. It also manufactures and designs test equipment, subassemblies and components that are used to test the strength, durability and integrity of signals in communications equipment. Its’ products are embedded in a variety of radars, electronic warfare systems, guidance systems, wireless telecommunications and satellite equipment. Its microwave devices are used on subassemblies and integrated systems in addition to being sold on a component basis.

Micronetics operates through its four wholly owned subsidiaries, Enon, Micro-Con, MVS, and Stealth. These subsidiaries, along with Micronetics’ NH based facility, manufacture products in three major product categories: RF Microwave Components, Microwave Integrated Multifunction Subassemblies and Test Solutions.

Management has determined that we operate as a single integrated business and as such have one operating segment as a provider of RF and microwave components and sub-assemblies for defense and commercial customers worldwide. Our product groups have similar characteristics such as cost to design and manufacture, applications, types of customers, and sales channels.

The following are descriptions of Micronetics’ three major product categories:

RF Microwave Components:

Micronetics’ RF Microwave Component product family consists of high performance receiver components, noise components, voltage controlled oscillator components and linearized power amplifier components. These components are designed and manufactured at our wholly owned subsidiaries Enon, MVS and Stealth, as well as at Micronetics’ corporate design center.

Our receiver components (switches, attenuators, phase shifters and detectors) are used widely in military ground-based, shipboard and airborne radar for tracking and simulation, phased array radar, electronic warfare systems, electronic intelligence and tactical/satellite communication systems. In addition, receiver components have commercial applications such as wireless communications, radar surveillance and test equipment to support systems. This category of products offers several competitive technical advantages, including a dedicated high power design and development facility, which manufactures receiver components in power levels up to 1200W CW (carrier wave). We are aware of few companies with this expertise. These designs are successfully embedded into applications such as radar measurement, airborne synthetic aperture radar polarization and receiver protection in radar and communications. In addition, Micronetics also offers high power testing services.

Micronetics’ noise components are employed in testing and measuring sophisticated communication systems to determine the quality of the reception and transmission of information. The widest application for our noise components is as a reference standard in test instruments that measure unwanted noise in devices and components. Our noise components are used in wireless communication systems as part of built-in test equipment to continuously monitor the quality of the receiver. The major application of the noise source components involves some function of detection, calibration, simulation, security and statistical analysis. The components apply impulses of noise to the receiver to measure the radar sensitivity, signal gain, and frequency bandwidth. Our components used in conjunction with other electronic components are an effective means of jamming, blocking and disturbing hostile radar and other communications, as well as insulating and protecting friendly communications. Micronetics’ noise source components are also used to test satellite communications and automated test equipment.

Micronetics’ voltage controlled oscillators (VCOs) provide a precise signal source within a given frequency range. These products generate sinusoidal signals in frequency ranges from 100MHz to over 7.5GHz, utilizing packaged silicon bipolar transistors that are controlled by an input voltage signal. Our VCOs are used in wireless applications including some military communications and satellite voice/messaging. We offer products in a series of narrow-band, wide-band and selective octave tuning bandwidths. Depending on the series, packaging configurations for MIL and commercial applications include PIN types, SMT, hermetic and miniature packages.

Micronetics’ wholly owned subsidiary, Stealth, designs and manufactures one of the broadest selections of linearized power amplifiers in the industry. Our specialized amplifiers are designed with a proprietary linearization capability that allows for smaller size amplifier solutions with a fraction of the power consumption. Our amplifier products are used in various commercial and military applications, and are currently in operation in applications such as, base stations for commercial telecommunications standards to 3G and 4G standards, portable mobile video transmitters, MMDS transmitters, digital electronic news gathering equipment, RF test and measurement, multi-band military radio systems for man-pack, vehicular, and flight applications military countermeasures, jamming systems, and RF medical devices.

Microwave Integrated Multifunction Subassemblies:

Micronetics designs and manufactures complex microwave integrated multifunction subassemblies, also know as microwave multifunction modules, which consist of sophisticated assemblies that perform many functions related to the switching of microwave signals. Micronetics’ integrated subassemblies are employed in several defense, commercial or aerospace electronics systems and programs. These subassemblies combine microwave functions such as amplification, attenuation, switching of multiple signals, and phase and amplitude control. We also facilitate the assembly and testing services of high-end, customer-designed RF microwave assemblies, including all assembly, testing and environmental screening of customer-designed complex subassemblies.

The primary design and development of these subassemblies is performed at our Micro-Con facility, where the manufacturing capability extends across the 0.1GHz to 40GHz frequency range for both broadband multi-octave and narrowband applications. We have design proficiencies in over 125 unique designs that include such highly integrated multi-function modules as, low noise receivers, both up and down conversion modules, RF microwave distribution networks, transmit drivers, broadband frequency synthesizers and phase/amplitude control networks.

Test Solutions

Micronetics designs and manufactures several broadband test solution platforms specifically designed to serve the wireless telecommunications and satellite communication markets employing such application standards as TDMA, CDMA, GSM, PCS, HDTV and other markets employing cable modem transmission and other internet infrastructure applications. The test equipment is centered around the following four platforms: Carrier-to-Noise, Automated Noise Generators, bench-top Noise Generators and hand-held Power Meter instruments. These platforms perform a variety of tests, which are used in performance verification, and the emulation of impairments in cellular/PCN/PCS, satellite, television and cable modem communication systems.

Overview of Markets Served

Defense/Aerospace Marketplace

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

Commercial Marketplace

Wireless communication is the transmission of voice and data signals through the air, without a physical connection, such as metal wire or fiberoptic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length, or frequency, and intensity. The range of electromagnetic waves is called the spectrum, which encompasses sound near the low end and light toward the higher end. In between is the radio spectrum that is used in all wireless communications. RF indicates lower frequencies, while “microwave” refers to relatively higher frequencies in the spectrum.

Different types of wireless communications systems utilize different frequencies in the spectrum. Frequency is measured in cycles per second, or Hertz. The spectrum currently in use by all types of wireless communications equipment ranges from 1 kilohertz (1 thousand cycles per second) to 20 gigahertz (20 billion cycles per second). The Federal Communications Commission (“FCC”) allocates portions of the spectrum for the various types of wireless communication systems. Wireless communications systems currently in use include cellular and PCS telephones and base stations, wireless cable, satellite communications, global positioning systems, direct broadcast satellites, local area networks, as well as radar systems. Non- wireless communications systems are also concerned whether there is unwanted noise in the line that could disrupt the integrity of the communicating signals. Our products are designed for use in wireless and non-wireless applications.

A key driver of demand for Micronetics’ products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, testing is critical for the rapid commercialization of reliable products necessitated by broadband and wireless communication technologies. As the speed to market challenges increase, larger companies are relying increasingly on other companies to manufacture a module or an integrated subassembly to perform such testing. This module or subassembly is then assembled by the larger company into an integrated piece of equipment and sold to a customer. Micronetics has been seeking to capitalize on this trend by increasing its capability of manufacturing integrated subassemblies. Our goal is to leverage our high power and noise technology to continue to be the most reliable microwave subsystem supplier in the merchant marketplace.

Micronetics’ overall strategy in these markets is to:

•	INCREASE VALUE THROUGH HIGHER LEVELS OF INTEGRATION AND BUILT-IN SELF TEST. Combining our extensive expertise in both microwave components and microwave subsystem integration (with built-in test) we are able to achieve significant cost reduction and improved reliability over subsystems based on components alone. This is an attractive solution for long-term high reliability programs.

•	REMAIN THE LEADING SUPPLIER OF KEY TECHNOLOGIES. We are the leading supplier of certain key technologies in all our business segments. Our core competencies are our low noise components and amplifiers and our high power components and amplifiers. These two areas provide a real lead into many microwave system applications.

•	STRENGTHEN OUR EXISTING RELATIONSHIPS WITH PRIME CONTRACTORS. Our history as a supplier of quality high reliability microwave components for airborne platforms has established us as a key supplier to many prime contractors. We continue to leverage off that legacy to support higher integration subsystems with those prime contractors.

•	CAPITALIZE ON OUTSOURCING DYNAMICS IN THE AEROSPACE AND DEFENSE INDUSTRY. As new platforms are becoming increasingly expensive and world threats are becoming less defined, key industries are facing an urgent need to upgrade existing platforms with new electronics. Government agencies are working with smaller companies as opposed to the large OEMs for these upgrades. Our ability to provide a timely, cost effective, and reliable design upgrade allows us to become a prime contractor in this area.

•	PURSUE STRATEGIC ACQUISITIONS. We will continue to look for small profitable, entrepreneurial organizations with compatible technologies for potential acquisitions. We believe our philosophy of leaving the operations intact, adding some corporate structure, sharing sales and marketing intelligence and combining forces to win large microwave subsystems positions us for growth.

•	CONTROL COSTS THROUGH OUTSOURCING. We have controlled costs of goods sold through the use of manufacturing partners. These partnership arrangements allow us to focus on the quality, integrity and intelligence of our engineering designs, while maintaining tight control over costs, scheduling, quality, manufacturing and final test.

•	MAINTAIN DIVERSITY IN DEFENSE AND COMMERCIAL MARKETPLACE. We balance business in defense with commercial marketplaces in order to sustain consistent growth. The defense marketplace provides stable growth opportunities with long-range visibility, while the commercial marketplace offers more aggressive growth opportunities. This combined effort results in stable growth.

Manufacturing

Our components that require automated assembly equipment are generally manufactured by third parties and tested by Micronetics for quality assurance. The production process for these products is usually completed within two to three weeks. Manufacturing of our other products, which involve less automated assembly equipment, takes place at our Hudson, NH, Danbury, CT, Topsfield, MA, Fairfield, NJ or Trenton, NJ facilities. The production process for these products ranges from one to twenty-four weeks. We generally maintain inventory of the raw materials required for production of our products for a period of up to one year.

In Fiscal 2006 Micro-Con earned its ISO 9001: 2000 certification and during Fiscal 2005 Micronetics’ Hudson, NH facility earned its ISO 9001:2000 certification. TUV America Inc., an independent ISO 9001 quality system registrar, certified these facilities as compliant, following a rigorous audit to assess our quality assurance systems against ISO certification requirements. To be in compliance with ISO standards, we had to demonstrate our use of well-documented and highly disciplined controls and processes to ensure consistency and reliability of product quality, interaction with its customers and a continuous effort to improve.

Suppliers

We have approximately 300 suppliers, a few of which are the sole source for some raw materials. During the past ten years, we have experienced limited supply problems and do not anticipate any material increase in these problems in the foreseeable future. We do not believe there would be any significant business disruption if we were to lose one of our sole suppliers because we generally have sufficient inventory to give us time to develop an alternative supplier.

Sales and Marketing

Our sales are made primarily through direct sales personnel or through independent sales representatives who promote and solicit orders for our products on a commission basis in exclusive marketing territories. We select our sales representatives on the basis of technical and marketing expertise, reputation within the industry and financial stability. These sales representatives represent other manufacturers with products complementary to, rather than competitive with Micronetics’ products.

We also use various methods to promote our products including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website. We increased our advertising expenditures during Fiscal 2006 and intend to continue these activities in our current fiscal year.

During Fiscal 2006 and Fiscal 2005, the approximate mix of sales was 65% and 35% respectively, for the commercial applications and 35% and 65% respectively, for defense applications. The change in the mix of sales from Fiscal 2005 is primarily attributable to the increase in sales related to Stealth, whose products are sold primarily for commercial applications.

Customers

We sell primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or larger Fortune 500 companies with world-wide operations. Our top three largest customers, Solectron, Aerosat Avionics, LLC, and ITT accounted for 21.6%, 11.5% and 7.5% of the consolidated sales in Fiscal 2006, respectively. We believe that replacing any of our customers would be difficult but the loss of any of these customers should not result in a material adverse effect on Micronetics.

Other customers of Micronetics include Airspan, BAE Systems, Boeing, EADS, IP Wireless, L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, Qualcomm, Raytheon, Teradyne, Tektronix, and Thales. In addition, direct government customers include Hill AFB, NAVICP and CECOM. Our customers generally purchase our products on the basis of purchase orders, rather than long-term supply contracts.

Competition

We are subject to active competition in the sale of virtually all of our products. Many of our competitors, including divisions of major corporations, have significantly greater resources than those currently available to us. Additionally, some of our customers compete directly by manufacturing certain components themselves, rather than purchasing them from Micronetics.

Our primary competitors are Herley Industries, Inc., Chelton, M/A Com, Filtronics, Spirent Communications, Crane Inc., DBM Microwave, Wireless Telecom Group, Mini-Circuits, Synergy and Z-Comm.

Micronetics’ competitive position is supported by:

•	A HISTORY OF RELIABILITY ON AIRBORNE PROGRAMS. We have an excellent performance track record in airborne programs. Our experience has allowed us to deliver complex integrated subsystems to meet the exacting requirements of airborne in- flight satellite broadcasting.

•	DIVERSE PRODUCTS AND MARKET BASE. With a balanced combination of defense and commercial markets, we are able to leverage the non-recurring engineering funding from defense programs to technology for commercial products and the large volume and price pressure on commercial products reduces manufacturing cost on our defense products.

•	SUCCESSFUL ACQUISITION TRACK RECORD. We believe our acquisition strategy based on keeping the operations of acquired entities intact is key to successfully integrating and operating acquired entities. Our strategy allows for a smooth transition and maintains valuable resources. Our goal is to continue to expand our Company by increasing our resources to manufacture and design complex integrated subassemblies through acquisitions.

Research and Development

Micronetics maintains an engineering staff of 14 individuals as of March 31, 2006, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation. These expenses were $575,247 and $676,069 for Fiscal 2006 and Fiscal 2005, respectively. Research and development expenses have decreased from the prior year due to the decline in defense related product sales, and a reduction in engineering labor related to those products.

Micronetics intends to continue its research and development activities and considers these efforts to be vital to its future business expansion and success.

Backlog

Micronetics backlog of firm orders was approximately $10.9 million and $11.0 million on March 31, 2006 and 2005, respectively.

Government Regulation

In many instances, we have been required to obtain export licenses before filling foreign orders. United States Export Administration regulations control high tech exports like our products for reasons of national security and compliance with foreign policy, to guarantee domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Thus, any foreign sales of our products requiring export licenses must comply with these general policies. Although we have not experienced any significant export licensing problems to date, such problems may arise in the future, since many of our products have military and other governmental applications. These regulations are subject to change, and any such change may require us to improve our technologies, incur expenses or both in order to comply with such regulations.

Employees

As of March 31, 2006, we had 125 full-time employees including 38 engaged in management and administration, 14 in engineering, 71 in production and testing and 2 in sales. Management believes that relations with our employees is good.

Intellectual Property

Micronetics has been granted U.S. patents on certain of its designs, including the MicroCal test components, Smart Antenna Test instrument and a VCO design. In the absence of patents, Micronetics relies upon trade secret laws and confidentiality procedures to protect its confidential and proprietary information.

Due to the rapid rate of technological change in our market, we believe the ability to innovate is of greater importance to our business than availability of patents and proprietary rights. We believe barriers to competitor entry into our markets include the time and expense necessary to design and manufacture components and the difficulty of selling to an established customer who has already designed our products into its equipment.

We have registered “Micronetics” and “Innovation For the Future” as trademarks with the U.S. Patent and Trademark Office (the “USPTO”).

Warranty and Service

We generally provide one-year warranties on all of our products covering both parts and labor. Micronetics, at its option, repairs or replaces products that are defective during the warranty period if the proper preventative maintenance procedures have been followed by the customer. Repairs that are necessitated by misuse of such products or are required outside the warranty period are not covered by warranty.

In the case of defective products, the customer typically returns them to our facility. Micronetics’ service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at our plant, and we charge our customers a fee for those service items that are not covered by warranty. We do not offer our customers any formal written service contracts.

Product Liability Coverage

The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability by customers and others. Claims may be asserted against Micronetics by end-users of any of our products. We maintain product liability insurance coverage with an aggregate annual liability coverage limit, regardless of the number of occurrences, of $2.0 million. There is no assurance that such insurance will continue to be available at a reasonable cost or sufficient to cover all possible liabilities. In the event of a successful suit against us, lack or insufficiency of insurance coverage could have a material adverse effect on our business.

Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws were not material to our business.

Risk Factors

This annual report contains statements which constitute forward-looking statements. These statements appear in a number of places in this annual report and include statements regarding our intent, belief or current expectations. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include those discussed under “Management’s Discussion and Analysis” and “Description of Business.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

ITEM 2. Property.

Our principal manufacturing facility and corporate office is located in 25,000 square feet of general office, warehouse and manufacturing space situated in a 32,000 square foot building that we own. This facility is located in an industrial park in Hudson, NH. We lease out the remaining 7,000 square feet of this facility pursuant to a lease with an unaffiliated entity. In February 2004, we refinanced our mortgage on this facility, entering into a new five year mortgage payable for $630,000 with interest at 5.75%, payable in monthly installments of $12,107. This loan is secured by the land and the building.

MVS operates out of a 5,000 square foot facility located in Danbury, CT, which it leases from an unaffiliated entity.

Enon operates out of a 5,500 square foot facility located in Topsfield, MA. In March 2003, in connection with the purchase of a portion of a commercial condominium housing the Enon division, we entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 when the balance is due. The commercial condominium and all other tangible property of Enon secure this mortgage.

Micro-Con operates out of a 9,600 square foot facility located in Fairfield, NJ, which is leased from an unaffiliated entity.

Stealth operates out of a 7,100 square foot facility located in Trenton, NJ, which is leased from an unaffiliated entity.

We believe our facilities are adequate for our current and presently anticipated future needs.

ITEM 3. Legal Proceedings.

Micronetics is not a party to any pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) The Common Stock is traded on the NASDAQ Capital Market under the symbol NOIZ.

The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 2004 until March 31, 2006 as reported by NASDAQ, were as follows:

Bid Prices

Quarter Ended	High	Low
Fiscal 2005
First Quarter	10.91	5.45
Second Quarter	8.86	6.08
Third Quarter	8.62	6.70
Fourth Quarter	9.98	7.26

Fiscal 2006
First Quarter	8.98	7.18
Second Quarter	10.95	7.00
Third Quarter	12.57	8.09
Fourth Quarter	23.31	11.30

(b) The number of holders of record of the Common Stock as of June 15, 2006 was 250. Micronetics believes that there are a substantially greater number of beneficial owners of shares of its Common Stock who maintain their shares in “street” name. On June 15, 2006, the last sale price of the Common Stock as reported by NASDAQ was $12.06 per share.

(c) Micronetics has not paid any cash dividends during its two most recent fiscal years, nor during any subsequent interim period. Under its loan agreements with TD Banknorth, N.A. (the “Bank”), it is restricted from paying dividends without the consent of the Bank.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans and warrants approved by security holders	896,875	$6.95	563,240
Equity compensation plans not approved by security holders*	20,000	$4.37	0

Total	916,875	$6.88	563,240

*	Includes two options to purchase up to 10,000 shares of common stock at an exercise price of $4.37 per share issued to two members of our Board of Directors. The options were first exercisable on June 13, 2001 and expired on June 13, 2006.

Small Business Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be purchased under the Plans or Programs
January 1, to January 31, 2006	0	0	0	0
February 1, to February 29, 2006	0	0	0	0
March 1 to March 31, 2006	0	0	0	0

Total	0	0	0	0

Selected Financial Data (in thousands except per share data):

	Years ended March 31,
	2006	2005	2004	2003	2002
Net sales	$26,909	$14,059	$13,832	$10,676	$7,566
Gross profit	$11,695	$6,421	$6,294	$4,711	$3,198
Gross profit	43%	46%	46%	44%	42%
Net income	$2,540	$1,275	$1,511	$1,189	$335
Earnings per common share
—basic	$0.57	$0.29	$0.34	$0.27	$0.08
Basic weighted average shares	4,465	4,375	4,389	4,387	4,131
Earnings per common share
—diluted	$0.54	$0.29	$0.34	$0.27	$0.08
Diluted weighted average shares	4,697	4,452	4,474	4,468	4,454
Total assets	$27,748	$14,636	$12,964	$12,123	$10,595
Total current liabilities	$5,598	$1,918	$2,051	$1,491	$1,336
Long-term debt, net of current portion	$5,328	$734	$920	$1,548	$1,566
Other long-term liabilities	$963	$170	$163	$0	$59

ITEM 6. Management’s Discussion and Analysis.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles. This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed under the heading “Forward-looking Statements” and elsewhere in this annual report.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to recognize the cost of employee services received in exchange for grants issued under stock option and employee stock purchase plans, based on the fair value of the awards, and recognized over the vesting period of the plans. Micronetics will adopt SFAS 123R on April 1, 2006, and use the modified-prospective transition method. Under the modified-prospective method, we will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after April 1, 2006 as well as for any awards that were granted prior to April 1, 2006 which were not fully vested as of that date. Compensation expense for those awards issued prior to April 1, 2006 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation. The amount of stock based compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense for vested options recognized in the pro forma disclosures for stock-based compensation and will include adjustments for estimated forfeitures. Unrecognized non-cash stock-based compensation expense related to the unvested options was approximately $1.6 million at March 31, 2006, and will be recorded over the remaining vesting periods of one to four years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

In December 2004, the FASB issued a FASB Staff Position (“FSP”) 109-1, “Application of FASB 109 to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004.” The new act provides for a special tax deduction on qualified production activities income that effectively reduces our tax rate. The FASB has decided that these amounts should be recorded as a special deduction, and recorded in the year earned. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

In November 2005, the FASB issued FSP FAS115-1 and FAS124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Opinion 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The statement is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS 151, “Inventory Costs,” an amendment of ARB 43, Chapter 4, “Inventory Pricing”. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are required to adopt this statement on April 1, 2006, and are currently evaluating the impact of this statement on our consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our judgments and estimates including those related to allowances for doubtful accounts and sales returns, inventory valuation, long-lived assets, business combination purchase price allocation and goodwill impairment, product returns and warranty obligations, and the valuation allowance on our deferred tax asset. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are summarized in note 1 to our consolidated financial statements. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

Revenue recognition and product warranties

We generate revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. Our products are primarily hardware components, and to a lesser extent bundled hardware components and software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

We sell our products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated cost of product warranties are accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics offers a one-year warranty. As of March 31, 2006 and March 31, 2005 we recorded $237,964 and $194,871 as warranty expense, respectively.

Accounts receivable, net of allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms, carried at face value less an allowance for doubtful accounts. We regularly monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon the review of the aging of outstanding accounts, loss experiences, factors related to specific customers’ ability to pay, current economic trends and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. We write off accounts receivable against the allowance in the period that a receivable is determined to be uncollectible.

Inventories

Inventories are valued at the lower of cost or market, based on the first in, first out method. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Inventories that are in excess of future requirements are written down to their estimated value based upon projected demand. Demand for our products can be forecasted based on current backlog, customer options to reorder under existing contracts, and the need to retrofit older units and parts needed for general repairs. Although management makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in our inventories and operating results could be affected accordingly.

Business combinations

We are required to allocate the purchase price of an acquired company based on the estimated fair values of assets acquired and liabilities assumed, determined as of the date of acquisition. Micronetics employs independent valuation specialists to determine the fair values of identifiable intangible assets in order to determine the portion of the purchase price allocable to these assets. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

Valuation of long-lived assets, goodwill and intangible assets and their impairment

We assess the need to record impairment losses on long-lived assets, including fixed assets, goodwill and other intangible assets, to be held and used in operations, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at their lower of the carrying value or fair value less costs to sell. Additionally, goodwill is assessed for impairment on an annual basis in accordance with the provisions of SFAS 142. We completed the annual impairment test for FY 2006 in the fiscal fourth quarter and determined that no impairment exists.

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, we evaluate the significant assumptions used in determining the original cost of long- lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since the acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly-owned subsidiaries and investments.

Income taxes and valuation allowances

We recognize income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2006 and 2005.

Results of Operations

Fiscal 2006 versus Fiscal 2005

The Consolidated Statement of Income for the twelve months ended March 31, 2006 includes the operations of Stealth from the acquisition date of June 10, 2005.

Net sales

Net sales for Fiscal 2006 was $26,908,611, an increase of $12,849,114 or 91% as compared to net sales of $14,059,497 for Fiscal 2005. The increase in net sales attributable to the acquisition of Stealth, primarily for high performance power amplifiers to the commercial market, was approximately $9,980,000, or 77% of the increase. The increase in net sales was also driven by an increase in shipments for our microwave subsystems which are part of a fully integrated antenna system that receives Direct Broadcast Satellite (DBS) television signals and distributes them to an in-flight entertainment system, and an increase in shipments of noise generators to the US Army’s Communications-Electronics Command for use on the Satellite Teleport program. Foreign sales accounted for approximately $9,073,000 and $1,625,000 in Fiscal 2006 and Fiscal 2005, respectively. The increase is primarily attributable to the increase in foreign sales related to Stealth.

We anticipate continued growth in our high performance power amplifiers, and our commercial DBS programs.

Gross profit margin

Gross profit as a percent of sales decreased in Fiscal 2006 to 43% from 46% in Fiscal 2005. We experienced an increase in manufacturing costs related to transitioning products from pre-production to full-scale production in Fiscal 2006. We implemented cost control measures at the end of the fourth quarter of Fiscal 2006, and expect to see the benefits of such cost control measures in Fiscal 2007.

Research and development

Research and development (“R&D”) expense decreased to 2% of net sales in Fiscal 2006 from 5% in fiscal 2005. R&D expenses decreased $100,822, or 15% for Fiscal 2006 as compared to Fiscal 2005 due in large part to the decline in defense related product sales, and a reduction in engineering labor related to those products.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense increased to 26% of net sales in Fiscal 2006 from 24% in Fiscal 2005. SG&A expenses were $6,094,152, up 78% or $2,666,293 for Fiscal 2006 as compared to $3,427,859 for Fiscal 2005. The overall increase in SG&A was primarily attributable to an increase in SG&A of $2,034,000 related to the operations of Stealth, including approximately $750,000 in bonuses related to executive employment agreements effective through Fiscal 2007. Also included was an increase in audit fees of $172,000.

Amortization of intangible assets

Amortization expense was $794,000 in Fiscal 2006, attributable to the amortization of intangible assets related to the acquisition of Stealth. No amortization expense was recorded in fiscal 2005.

Interest expense

Interest expense increased $292,865 or 370% for Fiscal 2006 as compared to Fiscal 2005. The increase in interest expense was primarily attributable to the increase in borrowings as a result of the $6.0 million term loan used to finance the Stealth acquisition.

Provision for income taxes

Our effective tax rate was 37% for Fiscal 2006 as compared to 46 % for Fiscal 2005. The decrease in the effective tax rate was due primarily to a change in estimate of deferred tax liabilities for Fiscal 2005.

Liquidity and Capital Resources

We finance our operating and investment requirements primarily through cash flow and borrowings. We had cash and working capital at March 31, 2006 of $5,266,580 and $10,336,643, respectively, as compared with cash and working capital of $2,377,893 and $8,189,504, respectively at March 31, 2005. Our current ratio was approximately 2.85 to 1 at March 31, 2006, as compared to 5.3 to 1 at March 31, 2005.

Net cash provided by operating activities was approximately $5,665,000 in Fiscal 2006 compared to $881,000 during Fiscal 2005. The primary sources of cash from operating activities were net income of $2,540,000, non-cash charges for depreciation and amortization of $1,577,000 and the tax benefit from stock option exercises of $620,000, and an increase in net working capital of $1,073,000. Net working capital increases were primarily the result of increases in accounts receivable and inventories of $830,000 and $377,000 due to the working capital requirements of Stealth, offset by an increase in accrued expenses of $1,617,000 and an increase in income tax payable of $598,000. Included in accrued expenses are bonus accruals totaling $1,285,000.

Net cash used in investing activities was $9,125,000 during Fiscal 2006 as compared to $780,000 used in Fiscal 2005. The increase was primarily attributable to the acquisition of Stealth.

Net cash provided by financing activities was $6,349,000 during Fiscal 2006 as compared to $129,000 during Fiscal 2005, primarily as a result of the proceeds from the term loan of $6.0 million used to finance the acquisition of Stealth, and proceeds from the exercise of stock options of $878,000.

In February 2004, Micronetics refinanced the mortgage on its headquarters, entering into a new five-year mortgage payable for $630,000. The note bears interest at 5.75% per annum and is payable in monthly installments, including interest, of $12,107. This loan is secured by the land and building of Micronetics headquarters.

In March 2003, in connection with the purchase of a portion of a commercial condominium housing Micronetics Enon division, Micronetics entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 at which time the balance of approximately $223,000 is due. The commercial condominium and all other tangible property of Enon secure this mortgage.

In June 2005, Micronetics secured a Term Loan in the amount of $6.0 million, the proceeds of which were used for the acquisition of Stealth. The Term Loan is guaranteed by Stealth and secured by a first priority security in substantially all of Micronetics and Stealth’s assets. The Term Loan is payable in monthly principal installments of $57,374 plus accrued interest at the one month LIBOR rate plus 2.25% (7.076% at March 31, 2006) for the first twelve months. The Term Loan matures in June 2012.

In May 2005, Micronetics secured a $5,000,000 line of credit, which bears interest at the current one-month LIBOR rate plus 2.25%, and is secured by all business assets of Micronetics. Micronetics has available $4,524,026 under the line of credit as of March 31, 2006. The line of credit expires on July 31, 2006.

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 8.67% to 8.88% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

In March 2002, Micronetics entered into a promissory note with a commercial bank for $1,000,000. The outstanding balance on the promissory note was paid in June 2005.

Under the terms of the bank loans, Micronetics is required to maintain certain financial covenants on a quarterly and annual basis, including minimum net worth of at least $8,000,000, a ratio of total debt to net worth not exceeding 1.5:1, and a debt coverage ratio of not less than 1.25:1. As of March 31, 2006, Micronetics is in compliance with all debt covenants.

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

Off-Balance Sheet Arrangements

Micronetics has no off-balance sheet arrangements.

Forward-looking statements

Certain statements in this annual report contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate and are merely our current predictions of future events. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described below. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described below and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in evaluating our business. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

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

Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors including:

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

There are a number of trends and factors which affect our markets, including economic conditions in the United States, Europe and globally, and are beyond our control. These trends and factors may result in reduced demand and pricing pressure on our products.

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

In the past, we acquired companies to enhance the expansion of our business and products. We may consider additional acquisitions which could involve significant risks and uncertainties.

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

If we cannot effectively manage our growth, our business may suffer.

We have previously expanded our operations through acquisitions in order to pursue existing and potential market opportunities. If we fail to manage our growth properly, we may incur unnecessary expenses and the efficiency of our operations may decline. To manage our growth effectively, we must, among other things:

•	successfully attract, train, motivate and manage a larger number of employees for production and testing, engineering and administration activities;

•	control higher inventory and working capital requirements; and

•	improve the efficiencies within our operating, administrative, financial and accounting systems, and our procedures and controls.

We depend on single manufacturing lines for our products, and any significant disruption in production could impair our ability to deliver our products.

We currently manufacture and assemble our products at our various facilities using individual production lines for certain product categories. We have experienced manufacturing difficulties in the past, and any significant disruption to one of these production lines will require time either to reconfigure and equip an alternative production line or to restore the original line to full capacity. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of any production line. This could result in delayed shipments, which could result in customer dissatisfaction, loss of sales and damage to our reputation.

We depend on sole or limited source suppliers, and any disruption in supply could impair our ability to deliver our products on time or at expected cost.

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability.

Our gross margins may be negatively affected, which in turn would negatively affect our operating results.

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

Lower than expected gross margins would negatively affect our operating results.

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

Our business may suffer if we cannot protect our proprietary technology.

Our ability to compete depends significantly upon our patents and our other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents could be challenged, invalidated or circumvented, and the rights we have under our patents could provide no competitive advantages. Existing trade secrets, copyright and trademark laws offer only limited protection. In addition, other companies could independently develop similar or superior technology without violating our intellectual property rights. Any misappropriation of our technology or the development of competing technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales.

If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, distract the attention of management, and there can be no assurance that we would prevail.

Claims by others that we infringe their intellectual property rights could harm our business and financial condition.

We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others. We do not conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties.

Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From April 1, 2005 to March 31, 2006, the trading price of our common stock ranged from $23.31 to $7.00. Many factors may cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly results of operations;

•	the introduction of new products by us or our competitors;

•	the hiring or departure of key personnel;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in, or adoptions of, accounting principles; and

•	market conditions in our industries.

In addition, the stock market can experience extreme price and volume fluctuations. These fluctuations, which are often unrelated to the operating performance of particular companies, may adversely affect the market price of our common stock.

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

ITEM 7. Financial Statements.

This information is contained on pages F-1 through F-22 hereof.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The information called for by this item has been previously reported in our current report on Form 8-K filed on February 28, 2005.

ITEM 8A. Controls and Procedures

Evaluation of disclosure controls and procedures—As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company.

Changes in internal control—There were no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended March 31, 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Important Considerations—The effectiveness of our disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 8B. Other Information.

On June 26, 2006, Stealth Microwave, Inc., a Delaware corporation and wholly-owned subsidiary of Micronetics, Inc., (“Stealth”) and Stephen N. Barthelmes, Jr. entered into an amended and restated employment agreement relating to Mr. Barthelmes’ employment as President and Chief Executive Officer of Stealth. The amended and restated agreement (i) amends the method of determining the annual bonus payable to Mr. Barthelmes in response to an amendment dated February 9, 2006 to that certain Earnout Agreement, dated as of June 10, 2005, and (ii) conforms the terms of the employment agreement to the requirements of Section 409A of the Internal Revenue Code.

On June 26, 2006, Stealth and Brian E. Eggleston entered into an amended and restated employment agreement relating to Mr. Eggleston’s employment as Vice President of Engineering of Stealth. The amended and restated agreement (i) amends the method of determining the annual bonus payable to Mr. Eggleston in response to an amendment dated February 9, 2006 to that certain Earnout Agreement, dated as of June 10, 2005, and (ii) conforms the terms of the employment agreement to the requirements of Section 409A of the Internal Revenue Code.

Micronetics, Inc., as the holder of all the issued and outstanding stock of Stealth, joined each agreement as a party for the purposes of the provisions regarding option issuances and termination of employment as well as certain other general provisions.

Copies of the amended and restated employment agreements are attached as Exhibits 10.14 and 10.15 to this Annual Report on Form 10-KSB

The foregoing description of the agreements does not purport to be complete and is qualified in its entirety by reference to the full text of each such agreement, which is incorporated herein by reference to Exhibits 10.14 and 10.15.

PART III

The information to be contained in Items 9-12 and 14 herein is incorporated by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2005.

ITEM 13. Exhibits.

(a) Exhibits.

2.1	Stock Purchase Agreement among Micronetics, Inc., and the Stockholders of Stealth Microwave, Inc., dated June 10, 2005 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

2.2	Earnout Agreement, dated June 10, 2005, among Micronetics, Inc., Stealth Microwave, Inc., the Stockholders of Stealth Microwave, Inc. and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr. and Brian E. Eggleston as the representatives of the stockholders (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

2.3	Amendment No. 1 to Earnout Agreement, dated as of February 9, 2006, among Micronetics, Inc., Stealth Microwave, Inc.; and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr., and Brian E. Eggleston, as representatives of the Sellers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed by the Company on February 10, 2006).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-16453 (the “Registration Statement”)).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on March 17, 2006).

10.1	1994 Stock Option Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report Form 10-KSB for its fiscal year ended March 31, 1994).*

10.2	First Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-46646 filed on Form S-8 filed on September 26, 2000).*

10.3	2003 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 24, 2003).*

10.4	Mortgage Note dated February 13, 2004 by the Company to Banknorth, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on form 10-KSB for its fiscal year ended March 31, 2004 (“Fiscal 2004”)).

10.5	Mortgage Deed and Security Agreement dated February 13, 2004 between the Company and Banknorth, N.A. (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report for Fiscal 2004).

10.6	Amended and Restated 401(k) Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005).*

10.7	Revolving Loan and Security Agreement, dated as of May 10, 2005, between Micronetics, Inc. and TD Banknorth, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 16, 2005).

10.8	Promissory Note, dated as of May 10, 2005, issued by Micronetics, Inc. to TD Banknorth N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on May 16, 2005).

10.9	Term Loan Agreement, between Micronetics, Inc. and TD Banknorth N.A., dated as of June 10, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

10.10	Term Note, issued by Micronetics to TD Banknorth N.A., dated as of June 10, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

10.11	Employment Agreement between Stealth Microwave and Stephen Barthelmes, Jr. dated June 10, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed by the Company on August 18, 2005).*

10.12	Employment Agreement between Stealth Microwave and Brian Eggleston dated June 10, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed by the Company on August 18, 2005).*

10.13	Change in Terms Agreement dated August 15, 2005 between Micronetics, as borrower and TD Banknorth, N.A., as Lender (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed by the Company on August 18, 2005).

10.14	Amended and Restated Employment Agreement, dated as of June 26, 2006, between Stealth Microwave, Inc. and Stephen N. Barthelmes, Jr.*

10.15	Amended and Restated Employment Agreement, dated as of June 26, 2006, between Stealth Microwave, Inc. and Brian E. Eggleston.*

21	List of Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP dated June 29, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONETICS, INC.

Dated: June 29, 2006	By:	/s/ DAVID ROBBINS
David Robbins, President

In accordance with the Exchange Act this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ROBBINS David Robbins	President and Director (principal executive officer)	June 29, 2006

/s/ DAVID SIEGEL David Siegel	Director	June 29, 2006

/s/ EMANUEL KRAMER Emanuel Kramer	Director	June 29, 2006

/s/ GERALD HATTORI Gerald Hattori	Director	June 29, 2006

/s/ STEPHEN BARTHELMES JR. Stephen Barthelmes Jr.	Director	June 29, 2006

/s/ DIANE L. BOURQUE Diane L. Bourque	Chief Financial Officer (principal financial and accounting officer)	June 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Micronetics, Inc.

We have audited the accompanying consolidated balance sheets of Micronetics, Inc. and subsidiaries as of March 31, 2006 and March 31, 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronetics, Inc. and subsidiaries as of March 31, 2006 and March 31, 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP
Boston, Massachusetts June 23, 2006

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,266,580	$2,377,893
Marketable securities	582,730	562,802
Accounts receivable, net of allowance for doubtful accounts of $367,268 and $66,625 in Fiscal 2006 and Fiscal 2005, respectively	4,267,744	2,465,725
Inventories, net	5,728,590	4,473,715
Prepaid expenses	80,704	227,007
Other current assets	8,849	—

Total current assets	15,935,197	10,107,142

Property, plant and equipment, net	4,316,941	3,406,701
Other assets:
Security deposits	9,762	5,335
Intangible assets, net of accumulated amortization	3,096,183	—
Goodwill	4,390,254	1,117,197

Total other assets	7,496,199	1,122,532

TOTAL ASSETS	$27,748,337	$14,636,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$475,972	$250,000
Current portion of long-term debt	882,854	231,589
Accounts payable	584,740	372,265
Accrued expenses	2,646,087	981,398
Income taxes payable	1,008,901	75,882
Deferred tax liability, current portion	—	6,504

Total current liabilities	5,598,554	1,917,638
Long-term debt, net of current portion	5,327,753	734,418
Deferred income taxes	963,059	169,785

Total liabilities	11,889,366	2,821,841

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,955,582 and 4,769,872 shares issued and outstanding at March 31, 2006 and March 31, 2005, respectively	49,556	47,699
Additional paid-in capital	7,464,691	5,961,693
Retained earnings	9,871,738	7,332,156

	17,385,985	13,341,548
Treasury stock at cost, 358,541 shares at March 31, 2006 and March 31, 2005	(1,527,014)	(1,527,014)

Total shareholders’ equity	15,858,971	11,814,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,748,337	$14,636,375

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2006	2005
Net sales	$26,908,611	$14,059,497
Cost of sales	15,213,567	7,638,060

Gross profit	11,695,044	6,421,437

Operating expenses
Research and development	575,247	676,069
Selling, general and administrative	6,094,152	3,427,859
Amortization of intangible assets	793,817	—

Total operating expenses	7,463,216	4,103,928

Income from operations	4,231,828	2,317,509

Other income (expense)
Interest income	92,914	26,403
Interest expense	(372,116)	(79,251)
Rental income	26,045	55,788
Miscellaneous income	42,139	46,765

Total other income (expense), net	(211,018)	49,705

Income before provision for income taxes	4,020,810	2,367,214

Provision for income taxes	1,481,228	1,091,938

Net income	$2,539,582	$1,275,276

Earnings per common share
Basic	$0.57	$0.29

Diluted	$0.54	$0.29

Weighted average common shares outstanding
Basic	4,464,959	4,374,762

Diluted	4,696,884	4,451,766

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares	Stock par value	Additional paid-in capital	Retained earnings	Treasury stock	Total
Balance at March 31, 2004	4,571,326	$45,713	$4,927,249	$6,056,880	$(1,200,000)	$9,829,842
Issuance of common stock	178,875	1,789	591,198	—	—	592,987
Issuance/exercise of stock options for services	—	—	7,880	—	—	7,880
Issuance of common stock for settlement	20,000	200	83,800	—	—	84,000
Tax benefit from the exercise of stock options	—	—	351,566	—	—	351,566
Retired stock	(329)	(3)				(3)
Purchase of treasury stock	—	—	—	—	(327,014)	(327,014)
Net income				1,275,276	—	1,275,276

Balance at March 31, 2005	4,769,872	47,699	5,961,693	7,332,156	(1,527,014)	11,814,534
Issuance of common stock	190,635	1,906	842,553	—	—	844,459
Retired stock	(4,925)	(49)	(49)	—	—	(98)
Issuance of options for service	—	—	6,780	—	—	6,780
Tax benefit from the exercise of stock options	—	—	619,975	—	—	619,975
Return of proceeds from short swing trade	—	—	33,739	—	—	33,739
Net income	—	—	—	2,539,582	—	2,539,582

Balance at March 31, 2006	4,955,582	$49,556	$7,464,691	$9,871,738	$(1,527,014)	$15,858,971

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2006	2005
Cash flow from operating activities
Net income	$2,539,582	$1,275,276
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,577,494	490,270
Unrealized loss from marketable securities	(19,928)	(10,867)
Provision for allowances on accounts receivable	286,284	(12,759)
Provision for inventory reserves	309,620	(127,955)
Deferred taxes	(727,373)	17,701
Non-cash charges for options issued	6,780	7,880
Common stock issued for settlement	—	84,000
Tax benefit upon exercise of stock options	619,975	351,566

Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(830,013)	(73,248)
Inventories	(376,829)	(769,733)
Income taxes payable	598,120	(128,398)
Prepaid expenses, other current assets, and other assets	145,076	(83,905)
Accounts payable	(80,088)	(165,876)
Accrued expenses and deferred revenue	1,616,710	27,747

Net cash provided by operating activities	5,665,410	881,429

Cash flows used in investing activities
Purchase of equipment	(1,020,540)	(780,230)
Stealth acquisition, net of cash acquired	(8,104,854)	—

Net cash used in investing activities	(9,125,394)	(780,230)

Cash flows provided by financing activities
Proceeds from the line of credit	225,974	250,000
Proceeds from the term loan	6,000,000	—
Repayments of mortgages and term loan	(699,466)	(322,507)
Repayments of capital leases	(55,937)	(64,608)
Net proceeds from the issuance of common stock	844,361	592,987
Proceeds from short-swing trade	33,739	—
Purchase of treasury shares	—	(327,014)

Net cash provided by financing activities	6,348,671	128,858

Net increase in cash and cash equivalents	2,888,687	230,057
Cash and cash equivalents, beginning of period	2,377,893	2,147,836

Cash and cash equivalents, end of period	$5,266,580	$2,377,893

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$335,910	$78,273

Income taxes	$855,573	$863,885

Non-Cash Activities

In FY 2004, the Company issued 8,000 options to purchase shares of common stock for legal services. The company expensed $7,880 in Fiscal 2005, and $6,780 in Fiscal 2006 related to the issuance of these options.

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Note 1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of operations and basis of consolidation—Micronetics, Inc. and subsidiaries (collectively the “Company” or “Micronetics”) are engaged in the design, development, manufacturing and marketing of a broad range of high performance wireless components and test equipment used in cellular, microwave, satellite, radar and communication systems around the world.

The consolidated financial statements include the accounts of Micronetics, Inc. (“Micronetics”) and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Enon Microwave, Inc. (“Enon”), Microwave Concepts, Inc. (“Micro-Con”) and Stealth Microwave, Inc. (“Stealth”). The operating results of Stealth have been included in the Company’s consolidated financial statements since June 10, 2005, the date of acquisition (see Note 2). All material inter-company balances and transactions have been eliminated in consolidation.

Use of estimates—The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgements include revenue recognition, assumptions used in stock option valuations, reserves for accounts receivable and inventories, useful lives of property, plant and equipment, purchase price allocation, intangibles, accrued liabilities, and deferred income taxes. Actual results could differ from those estimates.

Revenue recognition—The Company generates revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. The Company’s products are primarily hardware components, and to a lesser extent bundled hardware components and software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated cost of product warranties are accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics offers a one-year warranty.

Shipping and handling fees —The Company records shipping and handling fees billed to customers as revenue. Shipping and handling costs are reported as a component of cost of sales.

Stock-based compensation—The Company currently measures employee stock-based compensation cost under the provisions of Accounting Principles Board (“APB”) Opinion 25 as permitted by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”. APB Opinion 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. As the Company has only issued fixed term stock option grants at or above the quoted market price on the date of grant, no compensation expense has been recognized in the consolidated statements of income for the fiscal years ended March 31, 2006 and 2005.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

Pro forma information regarding net income and net income per share is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company had accounted for its stock options granted using the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal years ended March 31, 2006 and 2005: risk-free interest rates of 3.87% to 4.55% and 2.27% to 4.80% respectively; no dividend yield; volatility of 68% and 75%, and the weighted average expected lives of the options estimated at approximately 2 years.

The per share weighted average fair value of stock options granted for the fiscal year ended March 31, 2006 and 2005 were $3.38 and $3.15, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for fiscal years ended March 31, 2006 and 2005 is as follows:

	2006	2005
Net income, as reported	$2,539,582	$1,275,276
Deduct: stock-based employee compensation expense determined under fair-value based method, net of income tax effect	380,162	217,221

Net income, pro forma	$2,159,420	$1,058,055

Basic net income per share as reported	$.57	$.29
Basic net income per share, pro forma	$.48	$.24
Diluted net income per share as reported	$.54	$.28
Diluted net income per share, pro forma	$.46	$.23

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to recognize the cost of employee services received in exchange for grants issued under stock option and employee stock purchase plans, based on the fair value of the awards, and recognized over the vesting period of the plans. The Company will adopt SFAS 123R on April 1, 2006, and use the modified-prospective transition method. Under the modified-prospective method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after April 1, 2006 as well as for any awards that were granted prior to April 1, 2006 which were not fully vested as of that date. Compensation expense for those awards issued prior to April 1, 2006 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation. The amount of stock based compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense for vested options recognized in the pro forma disclosures for stock-based compensation and will include adjustments for estimated forfeitures. Unrecognized non-cash stock-based compensation expense related to the unvested options was approximately $1.6 million, and will be recorded over the remaining vesting periods of one to four years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

Cash and cash equivalents—The Company considers certificates of deposit, money market funds, and highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company may invest in high-quality money market instruments, securities of the U.S. government, and high-quality corporate issues. Accounts receivable are generally unsecured and are derived from the Company’s customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Fair value of financial instruments—The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses approximate fair value because of the relatively short maturity of these instruments. The carrying-amount and fair value of the Company’s long-term debt as of March 31, 2006 and 2005 is presented in Note 17.

Marketable securities—The Company’s investments in marketable securities are classified as “available for sale” and are reported at fair value in the Company’s consolidated balance sheets, with net unrealized holding gains or losses recorded in the statement of income.

Accounts receivable, net of allowance for doubtful accounts—Accounts receivable are customer obligations due under normal trade terms, carried at face value less an allowance for doubtful accounts. The Company regularly monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon the review of the aging of outstanding accounts, loss experiences, factors related to specific customers’ ability to pay, current economic trends and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. The company writes off accounts receivable against the allowance in the period that a receivable is determined to be uncollectible.

Inventories, net—Inventories are valued at the lower of cost or market, determined using the first-in, first-out method. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company’s products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Inventories that are in excess of future requirements are written down their estimated value based upon projected demand. Although management makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in the company’s our inventories and operating results could be affected accordingly.

Property, plant and equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	20-40 years
Machinery and equipment	3-7 years
Furniture and fixtures	7 years
Leasehold improvements	lesser of the lease term or useful life

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

Goodwill and intangible assets—Intangible assets consist of certain identifiable assets resulting from business combinations, including intellectual property, customer relationships, backlog and non-compete covenants. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. In accordance with SFAS SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but rather, is tested annually for impairment. The Company recorded goodwill aggregating $4.4 million and $1.1 million at March 31, 2006 and 2005, respectively, related to the acquisitions of Stealth in June 2005 and Enon in March 2002.

Impairment of long-lived assets—The Company assesses the need to record impairment losses on long-lived assets, including fixed assets, goodwill and other intangible assets, to be held and used in operations, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at their lower of the carrying value or fair value less costs to sell. Additionally, goodwill is assessed for impairment on an annual basis in accordance with the provisions of SFAS 142. The Company completed the annual impairment test for FY 2006 in the fiscal fourth quarter and has determined that no impairment exists.

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, the Company re-evaluates the significant assumptions used in determining the original cost of long- lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long- lived assets based upon events or circumstances that have occurred since the acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company’s wholly-owned subsidiaries and investments.

Research and development—Research and development costs are accounted for in accordance with SFAS 2, “Acccounting for Research and Development Costs”. As such, research and development costs are charged to expense when incurred. The amounts expended for the years ended March 31, 2006 and 2005 were $575,247 and $676,069, respectively.

Advertising costs—Advertising costs are expensed as incurred and are reported as a component of “Sales, general and administrative” expenses in the company’s consolidated statements of income. Advertising expenses were $107,900 in Fiscal 2006 and $60,758 in fiscal 2005.

Income taxes—The Company recognizes income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2006 and 2005.

Earnings per share—Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potential dilutive common shares represent the dilutive effect of the assumed exercise of certain outstanding stock options.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

Off-balance sheet arrangements—The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of March 31, 2006, the Company was not involved in any unconsolidated SPE transactions.

Reclassifications—Certain amounts in prior periods have been reclassified to conform to the current presentation.

Recent accounting pronouncements—In December 2004, the FASB issued a FASB Staff Position (“FSP”) 109-1, Application of FASB 109 to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. The new act provides for a special tax deduction on qualified production activities income that effectively reduces the Company’s tax rate. The FASB has decided that these amounts should be recorded as a special deduction, and recorded in the year earned. The Company does not believe that the adoption of this FSP statement will have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion, “The Equity Method of Accounting for Investments in Common Stock”. This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Opinion 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS 151, “Inventory Costs,” an amendment of ARB 43, Chapter 4, “Inventory Pricing”. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is required to adopt this statement on April 1, 2006, and is currently evaluating the impact of this statement on its consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

2. ACQUISITIONS

On June 10, 2005, the Company acquired all of the issued and outstanding capital stock of Stealth, a New Jersey corporation pursuant to the terms and conditions of a Stock Purchase Agreement between the Company and the stockholders of Stealth (the “Sellers”). Under the terms of the Stock Purchase Agreement, the Company initially paid $6.7 million in cash to the Sellers, $400,000 of which has been placed in escrow for one year to secure certain indemnification obligations of the Sellers to the Company under the Stock Purchase Agreement. Additional legal and accounting related fees for the acquisition totaled approximately $550,000, bringing the total cash price to approximately $7.2 million. Additionally, subject to Stealth meeting certain financial targets for each of the years ending March 31, 2006 and March 31, 2007, the Company agreed to pay up to an aggregate of $3.3 million in earnout payments to the Sellers, which may be accelerated upon the occurrence of certain events, including a change of control of the Company or Stealth. As of March 31, 2006, the Company recorded as an adjustment to goodwill $1.8 million in earnout payments made to the Sellers, based on meeting certain financial targets as provided for under the Stock Purchase Agreement.

The acquisition of Stealth will provide a broader range of RF/Microwave products, including linear power amplifiers to the Company, and will provide the Company with further integrated systems solutions. The following table summarizes the preliminary estimated fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Cash and accounts receivable	$2,228
Inventory	1,187
Property, plant and equipment	673
Other assets	12
Development technology drawings	170
Customer relationships	2,950
Order backlog	290
Covenants not to compete	480
Goodwill	3,274
Deferred taxes	(150)
Deferred taxes on acquired intangible assets	(1,364)
Accounts payable and accrued expenses	(675)

Subtotal	9,075
Less: cash assumed	(970)

Net cash paid	$8,105

The acquisition of Stealth is accounted for as a purchase under SFAS 141, “Business Combinations”. Accordingly, the operating results of Stealth have been included in the Company’s consolidated financial statements since the June 10, 2005 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be one to seven years and has included them in intangible assets, net, in the accompanying consolidated balance sheets as of March 31, 2006. The values assigned to intangible assets were based on an independent appraisal. The allocation of the purchase price is preliminary and may be subject to adjustments.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

Intangible assets subject to amortization include:

	Fair value	Accumulated amortization	Life in years
	(in thousands)
Developed technology—drawings	$170	$27	5
Customer relationships (non-contractual)	2,950	340	7
Order backlog	290	234	1
Covenants not to compete	480	193	2

Total intangibles	$3,890	$794

Intangible assets not subject to amortization includes $3.3 million in goodwill.

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. Amortization expense of approximately $794,000 was included in general and administrative expenses in the accompanying consolidated statements of income for March 31, 2006. The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years.

($ in thousands)
2007	$713
2008	516
2009	455
2010	455
2011	430
Thereafter	527

Total	$3,096

	Fiscal Year Ended March 31,
	2006	2005
	($ in thousands except earnings per share)
Pro forma revenue	$28,226	$20,571
Pro forma net income(1)	$2,668	$1,552
Pro forma earnings per share	$.60	$.35
Basic	$.57	$.35

(1)	Non-recurring legal fees of approximately $90,000 related to acquisition impacted the fiscal year ended March 31, 2006 pro forma results by approximately $.02 per share. Amortization costs of approximately $828,000 related to the purchase price in fiscal 2006 were assessed to the 2005 income. Management believes that including these adjustments in the above periods allow investors to better compare results in the future periods.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

3. ACCOUNTS RECEIVABLE, NET

At March 31, 2006 and 2005 accounts receivable, net of allowances consisted of the following:

	2006	2005
Accounts receivable	$4,635,012	$2,532,350
Less allowances	(367,268)	(66,625)

	$4,267,744	$2,465,725

The activity related to the Company’s allowances for losses on accounts receivable for Fiscal 2006 and Fiscal 2005 is as follows:

	2006	2005
Balance at beginning of period	$66,625	$79,384
Charged to costs and expenses	286,284	(12,499)
Acquired balance in business acquisition	14,359	—
Deductions and write-offs	—	(260)

Balance at end of period	$367,268	$66,625

4. INVENTORIES, NET

At March 31, 2006 and 2005 inventories consisted of the following:

	2006	2005
Raw materials	$4,046,085	$2,675,016
Work in process	1,207,982	1,322,387
Finished goods	808,993	501,162

	6,063,060	4,498,565
Less:
allowance for obsolescence	(334,470)	(24,850)

	$5,728,590	$4,473,715

5. PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2006 and 2005, property, plant and equipment, net consisted of the following:

	2006	2005
Land	$162,000	$162,000
Buildings and leasehold improvements	1,638,833	1,516,732
Machinery and equipment	8,484,225	6,243,289
Furniture and fixtures, and other	286,516	189,366

	10,571,574	8,111,387
Less accumulated depreciation	(6,254,633)	(4,704,686)

	$4,316,941	$3,406,701

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

6. ACCRUED EXPENSES

At March 31, 2006 and 2005 accrued expenses consisted of the following:

	2006	2005
Unbilled payables	$269,315	$126,769
Professional fees	88,616	78,778
Payroll, benefits and related taxes	2,017,991	694,816
Warranty	128,401	—
Miscellaneous	141,764	81,035

	$2,646,087	$981,398

Included in accrued payroll are bonuses of approximately $1,285,000 and $355,000 for Fiscal 2006 and Fiscal 2005, respectively.

7. ACCRUED WARRANTY

The Company provides one-year warranties on all of its products covering both parts and labor. Micronetics, at its option, repairs or replaces products that are defective during the warranty period if the proper preventative maintenance procedures have been followed by the customer.

Product warranty activity in Fiscal 2006 and Fiscal 2005 are as follows:

	2006	2005
Balance at beginning of period	$—	$—
Accruals for warranties	143,240	194,871
Charges to accrual for warranty costs	(14,839)	(194,871)

Balance at end of period	$128,401	$—

8. LONG-TERM DEBT

At March 31, 2006 and 2005 long-term debt consisted of the following:

	2006	2005
Promissory note	$—	$49,998
Mortgage payable, NH	322,035	330,574
Mortgage payable, MA	389,816	508,463
Term loan	5,477,720	—
Capital leases	21,036	76,972

Total	6,210,607	966,007
Less current portion	882,854	231,589

Long-term debt net of current portion	$5,327,753	$734,418

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

Mortgage payable, NH

In February 2004, the Company refinanced the mortgage on its headquarters, entering into a new five-year mortgage payable for $630,000. The note bears interest at 5.75% per annum and is payable in monthly installments, including interest, of $12,107. This loan is secured by the land and building of the Company’s headquarters.

Mortgage payable, MA

In March 2003, in connection with the purchase of a portion of a commercial condominium housing the Company’s Enon division, the Company entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 at which time the balance of approximately $223,000 is due. The commercial condominium and all other tangible property of Enon secure this mortgage.

Term loan

In June 2005, the Company secured a Term Loan in the amount of $6.0 million, the proceeds of which were used for the acquisition of Stealth. The Term Loan is guaranteed by Stealth and secured by a first priority security in substantially all of the Company’s and Stealth’s assets. The Term Loan is payable in monthly principal installments of $57,374 plus accrued interest at the one month LIBOR rate plus 2.25% (at March 31, 2006) for the first twelve months. The Term Loan matures in June 2012.

Line of credit

In May, 2005, the Company secured a $5,000,000 line of credit expiring on July 31, 2006. The line of credit bears interest at the current 1-month LIBOR rate plus 2.25%, and is secured by all business assets of the Company. The Company has available $4,524,028 under the line of credit as of March 31, 2006.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 8.67% to 8.88% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

Promissory note

In March 2002, the Company entered into a promissory note with a commercial bank for $1,000,000. The outstanding balance on the promissory note was paid in June 2005.

Under the terms of the bank loans, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including minimum net worth of at least $8,000,000, a ratio of total debt to net worth not exceeding 1.5:1, and a debt coverage ratio of not less than 1.25:1. As of March 31, 2006, the Company was in compliance with all debt covenants.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

Aggregate annual maturities of long-term debt, including capital leases and line of credit, are as follows:

Fiscal year ending March 31,	Capital lease Obligations	Mortgages and notes payable	Total
2007	$12,646	$1,346,180	$1,358,826
2008	3,356	928,463	931,819
2009	3,356	979,180	982,536
2010	1,678	907,233	908,911
2011	—	969,239	969,239
Thereafter	—	1,535,247	1,535,247

	$21,036	$6,665,542	$6,686,579

9. PREFERRED STOCK

Pursuant to the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 100,000 shares of preferred stock, par value $.10 per share, in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock.

10. SHAREHOLDERS’ EQUITY

During the years ended March 31, 2006 and 2005, the Company issued a total of 190,635 and 178,875 shares, respectively, for net proceeds of approximately $844,000 and $593,000, respectively, upon the exercise of stock options granted under the Company’s various option plans.

The Company purchased 358,541 shares of common stock in Fiscal 2005, primarily from the estate of the Company’s former President and Chief Executive Officer at a cost of $327,014, representing the closing market price on the dates of purchase. There was no activity in Fiscal 2006.

11. STOCK OPTION PLANS AND STOCK COMPENSATION AGREEMENTS

At March 31, 2006 the Company had three stock option plans under which grants were outstanding during fiscal 2006. The stock options outstanding are for grants issued under the Company’s 1994 Stock Option Plan, the 1996 Stock Option Plan, and the 2003 Stock Option Plan.

The 1994 Stock Option Plan

During the fiscal year ended March 31, 1995, the Company adopted a stock option plan, entitled the “1994 Stock Option Plan” (the “1994 Plan”), under which the Company reserved for grant options to purchase up to 300,000 shares of Common Stock. The 1994 Plan expired in fiscal 2006. As of March 31, 2006, there were no options outstanding under the 1994 Plan.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

The 1996 Stock Option Plan

During the fiscal year ended March 31, 1997, the Company adopted a stock option plan, entitled the “1996 Stock Option Plan” (the “1996 Plan”), under which the Company may grant options to purchase up to 300,000 shares of Common Stock. During the fiscal year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of Common Stock that may be granted under the Plan to 900,000. As of March 31, 2006, there were 168,375 options outstanding under the 1996 Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of Common Stock plus any shares of Common Stock remaining available for issuance as of July 22, 2003 under the 1994 Plan and the 1996 Plan. As of March 31, 2006, there were 728,500 options outstanding under the 2003 Plan.

The 1996 Plan and the 2003 Plan are administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 1996 Plan and the 2003 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 1996 Plan and the 2003 Plan may not be less than the fair market value of the shares of common stock on the date of grant, and may not be granted more than ten years from the date of adoption of each respective plan or exercised more than ten years from the date of grant.

During the year ended March 31, 2004, the Company granted options to purchase an aggregate of 8,000 shares of Common Stock to consultants for services to be provided. These options are exercisable at $7.12 per share, and vest 25% per year on each anniversary date, with an expiration of five years from the date of grant for all options. The Company has valued these at their fair value on the date of grant using the Black-Scholes option-pricing model. During the years ended March 31, 2006 and 2005, the Company expensed $6,780 and $7,880 respectively, related to options vesting under these arrangements.

The following table sets forth the Company’s stock option activity during the years ended March 31, 2006 and 2005:

	Shares underlying options	Weighted average exercise price
Outstanding at March 31, 2004	737,760	$4.82
Granted	260,000	6.60
Exercised	(198,875)	3.40
Canceled	(60,775)	6.79

Outstanding at March 31, 2005	738,110	$5.72
Granted	447,000	8.25
Exercised	(190,635)	4.67
Canceled	(77,600)	8.31

Outstanding at March 31, 2006	916,875	$6.09

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

The following table summarizes information about stock options outstanding at March 31, 2006:

Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price of options outstanding	Options exercisable	Weighted average exercise price of options exercisable
$ 0.00 - $ 2.96	23,000	1.31 yrs	$2.20	17,250	$2.20
$ 3.11 - $ 3.85	79,875	1.67 yrs	$3.56	47,813	$3.48
$ 4.00 - $ 4.63	68,000	.88 yrs	$4.24	53,000	$4.16
$ 5.50 - $ 6.60	29,250	1.40 yrs	$6.04	18,563	$5.71
$ 6.95 - $ 8.63	654,350	3.68 yrs	$7.61	85,688	$7.07
$ 8.78 - $ 9.30	58,400	2.22 yrs	$9.01	—	—
$11.00 - $18.00	4,000	4.95 yrs	$17.22	—	—

	916,875	2.30 yrs	$6.95	222,314	$5.11

During the year ended March 31, 2003, the Company entered into an agreement with a financial consultant, whereby it granted a three-year warrant to purchase 50,000 shares of the Company’s common stock at $3.00 per share. This warrant, and issues related to its issuance and exercise, were under litigation proceeding as of March 31, 2004. In June 2004, the Company settled this dispute resulting in a reduction in the number of shares to be issued upon exercise of this warrant to 20,000 shares.

12. INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. The tax benefits related to stock compensation is credited to additional paid-in capital.

At March 31, 2006 and 2005 provision for income taxes consisted of the following:

	2006	2005
Current:
Federal	$1,569,211	$870,991
State	697,065	203,246
Deferred:
Federal	(608,147)	13,712
State	(176,901)	3,989

Provision for income tax	$1,481,228	$1,091,938

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

At March 31, 2006 and 2005 a reconciliation of the Company’s income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

	2006	2005
Taxes computed at the federal statutory rate	$1,367,076	$804,853
State income tax (net of federal benefit)	343,308	136,568
Effect of permanent differences	(206,866)	(6,148)
Research and development tax credits	(22,290)	(50,000)
Over estimate of tax benefits from prior years	—	206,665

Income tax provision	$1,481,228	$1,091,938

Note: During Fiscal 2005 there was an increase in income tax provision of $240,000 due to a change in estimate related to a reduction in anticipated income tax benefits associated with an export sales and tax credit.

At March 31, 2006 and 2005 deferred tax (assets/liabilities) are comprised of:

	2006	2005
Current deferred tax (asset/liability) asset:
Accrued expenses	$655,290	$9,985
Prepaid expenses	(25,277)	(16,489)

	$630,013	$(6,504)

Long term deferred tax liability:
Goodwill amortization	$(118,989)	$(89,242)
Warranty reserve	51,283	—
Sales return reserve	82,276	—
Depreciation	(566,733)	(80,543)
Purchased intangibles	(1,040,909)	—

	$(1,593,072)	$(169,785)

In conjunction with the acquisition of Stealth as noted in Note 2, the Company recorded certain intangible assets which have an associated deferred tax liability of $1,357,960. These intangibles are being amortized for book purposes over various lives. The current year deferred tax benefit includes the current year recognition of $317,051 of that deferred tax expense. Additionally, there was a book to tax difference relating to the property, plant & equipment that equated to a deferred tax liability of $150,143. This deferred tax liability is a change in the balance of the deferred tax liability that does not effect current year activity.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

13. COMMITMENTS AND CONTINGENCIES

Leases:

The Company is obligated under various non-cancelable operating leases for manufacturing facilities, which expire through October 2008.

The aggregate future minimum lease payments, excluding escalation charges, are as follows:

Fiscal year ending March 31,
2007	$137,118
2008	99,465
2009	46,632
2010	—

$283,215

Rent expense for the years ended March 31, 2006 and 2005 was $235,000 and $143,936 respectively.

The Company leased a portion of its headquarters through February 2006, when the lease expired. Rental income for the years ended March 31, 2006 and 2005 was $26,045 and $55,788, respectively.

Stealth Employment Agreements

Stealth entered into employment agreements with two key employees in June 2005. Under the terms of the employment agreements, each key employee is provided with salary and benefits, including stock options and additional incentive compensation based on meeting certain pre-established financial targets, should their employment with the Company be terminated other than for cause or their disability or death, or they resign for good reason as defined in the agreements. The employment agreements expire in June 2007.

Stealth Earnout Agreement

The Company entered into an agreement at the time of the Stealth acquisition that provides for earnout payments in the amounts of $1.8 million in the first earnout period ended March 31, 2006 and $1.5 million in the second earnout period ending March 31, 2007, provided certain financial targets are met, as defined in the agreement. The first earnout payment of $1.8 million was made in the fourth quarter of fiscal 2006, and was recorded as an adjustment to goodwill.

Legal Proceedings

The Company is not a party, or knows of it being involved in any other material legal proceedings at the present time.

14. MAJOR CUSTOMERS

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. The top three customers accounted for 21.6%, 11.5% and 7.5% of the Company’s consolidated sales in Fiscal 2006. For Fiscal 2005, the top three customers accounted for 16.3%, 13.8% and 10.1% of the Company’s consolidated sales.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

15. INDUSTRY SEGMENT INFORMATION

The Company’s product groups have similar characteristics such as cost to design and manufacture, applications, types of customers, and sales channels. Accordingly, Management has determined that the Company operates as a single integrated business and as such has one operating segment as a provider of RF and microwave components and subassemblies for defense and commercial customers worldwide. The Company continues to break out revenues between its commercial and defense applications.

Exports accounted for 34% and 12% of the Company’s sales in the years ended March 31, 2006 and 2005, respectively. Sales by geographical area are shown below (in thousands):

	March 31,
	2006	2005
United States and Canada	$18,216	$12,435
Europe	8,167	979
Asia	497	629
Central and South America/Other	29	16

	$26,909	$14,059

16. EMPLOYEE BENEFIT PLANS

The Company has in effect a 401K plan under which it provides matching contributions of 50% up to 6% of the participant’s annual salary. Effective December 31, 2004, the Company merged the existing 401K Plans of its wholly-owned subsidiaries Microwave & Video Systems, Inc., MVS Applications 401(k) and Savings Plan (the “MVS Plan”) and the Enon Microwave, Inc. 401(k) Profit Sharing Plan (the “Enon Plan”) with and into the Micronetics Plan, with the Micronetics Plan the surviving plan.

Company contributions to the plan for the years ended March 31, 2006 and March 31, 2005 were $103,855 and $31,810, respectively.

Stealth maintains a SIMPLE retirement plan under which employees may elect to contribute an amount of their eligible compensation to the plan, subject to the annual limits as defined in the plan. Stealth provides matching contributions of 50% up to 6% of the participants’ annual salary. Stealth’s contributions to the plan for the year ended March 31, 2006 was $ 20,620.

17. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The fair value of marketable securities was based on quoted market prices.

Long-term debt: The fair value of the notes were estimated using discounted cash flow analyses, based on the Company’s current borrowing rate for similar types of borrowing arrangements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

The carrying amounts and fair values of the Company’s financial instruments are presented below (in thousands):

	March 31, 2006		March 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$6,211	$6,342	$966	$1,003

18. Unaudited Quarterly Financial Information (amounts in thousands)

FISCAL 2006	Q1 FY06	Q2 FY06	Q3 FY06	Q4 FY06
Net sales	$3,941	$6,958	$7,392	$8,618
Gross profit	$1,590	$3,197	$3,201	$3,707
Gross profit %	40%	46%	43%	43%
Net income	$320	$615	$663	$942
Earnings per common share
—Basic	$0.07	$0.14	$0.15	$0.21
Basic weighted average shares	4,413	4,441	4,475	4,538
Earnings per common share
—Diluted	$0.07	$0.14	$0.14	$0.19
Diluted weighted average shares	4,553	4,532	4,694	4,903

FISCAL 2005	Q1 FY05	Q2 FY05	Q3 FY05	Q4 FY05
Net sales	$3,379	$3,414	$3,550	$3,716
Gross profit	$1,540	$1,413	$1,575	$1,893
Gross profit %	46%	41%	44%	51%
Net income	$350	$304	$144	$477
Earnings per common share
—Basic	$0.08	$0.07	$0.03	$0.11
Basic weighted average shares	4,287	4,392	4,409	4,411
Earnings per common share
—Diluted	$0.08	$0.07	$0.03	$0.11
Diluted weighted average shares	4,362	4,451	4,479	4,504