Form 10QSB
period 2006-06-30
MICRONETICS  INC
filed 2006-08-14
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006, the issuer had 5,000,582 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,722,785	$5,266,580
Marketable securities	586,386	582,730

Accounts receivable, net of allowance for doubtful accounts of $367,265 and $367,268 as of June 30, 2006 and March 31, 2006, respectively	3,181,122	4,267,744

Inventories, net	5,668,087	5,728,590

Prepaid expenses and other current assets	121,583	89,553

Total current assets	15,279,963	15,935,197

Property, plant and equipment, net	4,438,202	4,316,941

Other assets:
Security deposits	13,637	9,762
Intangible assets, net of accumulated amortization	2,917,887	3,096,183
Goodwill	4,482,709	4,390,254

Total other assets	7,414,233	7,496,199

TOTAL ASSETS	$27,132,398	$27,748,337

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Line of credit	$—	$475,972
Current portion of long term debt	890,399	882,854
Accounts payable	556,602	584,740
Accrued expenses	2,288,588	2,646,087
Income taxes payable	539,517	1,008,901

Total current liabilities	4,275,106	5,598,554

Long-term debt, net of current portion	5,105,897	5,327,753

Deferred tax liability	963,059	963,059

Total liabilities	10,344,062	11,889,366

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,000,582 and 4,955,582 shares issued and outstanding as of June 30, 2006 and March 31, 2006, respectively	50,006	49,556

Additional paid in capital	7,845,334	7,464,691

Retained earnings	10,420,010	9,871,738

	18,315,350	17,385,985
Treasury stock at cost, 358,541 shares at June 30, 2006 and March 31, 2006, respectively	(1,527,014)	(1,527,014)

Total shareholders’ equity	16,788,336	15,858,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,132,398	$27,748,337

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,
	2006	2005
Net sales	$6,806,438	$3,941,132
Cost of sales	3,770,618	2,350,572

Gross profit	3,035,820	1,590,560

Operating expenses:
Research and development	187,503	110,534
Selling, general and administrative	1,699,821	886,942
Amortization of intangible assets	178,296	58,490

Total operating expenses	2,065,620	1,055,966

Income from operations	970,200	534,594

Other income (expense), net:
Interest income	40,596	20,946
Interest expense	(115,832)	(35,744)
Other income	18,823	40

Total other income (expense), net	(56,413)	(14,758)

Income before provision for income taxes	913,787	519,836
Provision for income taxes	365,515	200,137

Net income	$548,272	$319,699

Earnings per common share:
Basic	$0.12	$0.07

Diluted	$0.11	$0.07

Weighted average common shares outstanding
Basic	4,611,255	4,413,414
Diluted	4,935,902	4,553,138

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at March 31, 2006	4,955,582	$49,556	$7,464,691	$9,871,738	$(1,527,014)	$15,858,971

Exercise of stock options	45,000	450	212,109	—	—	212,559
Issuance of options for service	—	—	1,540	—	—	1,540
Stock based compensation	—	—	166,994	—	—	166,994
Net income	—	—	—	548,272	—	548,272

Balance at June 30, 2006	5,000,582	$50,006	$7,845,334	$10,420,010	$(1,527,014)	$16,788,336

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flow from operating activities:
Net income	$548,272	$319,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398,222	217,080
Stock-based compensation	166,994	—
Unrealized loss from marketable securities	(3,656)	(5,344)
Provision for allowances on accounts receivable	(3)	13,594
Provision for inventory reserves	111,241	43,704
Non-cash charges for options issued for services	1,540	1,850
Tax benefit upon exercise of stock options	—	10,845
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	1,086,625	(170,532)
Inventories	(50,738)	(384,396)
Income taxes payable	(469,385)	(35,114)
Prepaid expenses, other current assets, and other assets	(35,906)	152,537
Accounts payable	(28,138)	(9,695)
Accrued expenses and deferred revenue	(357,499)	182,867

Net cash provided by operating activities	1,367,569	337,095

Cash flows used in investing activities
Purchase of equipment	(341,186)	(239,120)
Investment in Stealth acquisition, net of cash acquired	(92,455)	(5,993,496)

Net cash used in investing activities	(433,641)	(6,232,616)

Cash flows from financing activities:
Repayment of the line of credit	(475,972)	—
Proceeds from the term loan	—	6,000,000
Repayments on mortgages	(207,058)	(81,537)
Repayments of capital leases	(7,252)	(21,038)
Net proceeds from the issuance of common stock	212,559	13,692

Net cash (used in) provided by financing activities	(477,723)	5,911,117

Net change in cash and cash equivalents	456,205	15,596

Cash and cash equivalents at beginning of period	5,266,580	2,377,893

Cash and cash equivalents at end of period	$5,722,785	$2,393,489

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$114,344	$18,588

Income taxes	$858,228	$446,500

Supplemental disclosure of non-cash information:

In Fiscal 2004, the Company issued 8,000 options to purchase shares of common stock for legal services. The Company expensed $1,540 and $1,850 in the first quarter of fiscal 2007 and 2006, respectively related to the issuance of these options.

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2006. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 30, 2006, the results of operations for the three months ended June 30, 2006 and 2005, and the cash flows for the three months ended June 30, 2006 and 2005.

The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ended March 31, 2007.

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

Use of estimates - The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments include revenue recognition, assumptions used in stock option valuations, reserves for accounts receivable and inventories, useful lives of property, plant and equipment, purchase price allocation, intangibles, accrued liabilities, and deferred income taxes. Actual results could differ from those estimates.

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

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated cost of product warranties is accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics offers a one-year warranty. As of June 30, 2006 and June 30, 2005 the Company recorded $30,000 and $9,160 as warranty expense, respectively.

Recent accounting pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of evaluating the effect the adoption of FIN 48 will have on its consolidated financial statements.

In November 2005, the FASB issued FSP FAS123(R), “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), “Share-Based Payment”, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R)

using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is evaluating the effect of this statement on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, “Inventory Pricing”. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this statement on April 1, 2006, which did not have a material impact on the Company’s financial statements.

3. ACQUISITION

On June 10, 2005, the Company acquired all of the issued and outstanding capital stock of Stealth Microwave, Inc., a New Jersey corporation (“Stealth”) pursuant to the terms and conditions of a Stock Purchase Agreement between the Company and the stockholders of Stealth (the “Sellers”). Under the terms of the Stock Purchase Agreement, the Company initially paid $6.7 million in cash to the Sellers, $400,000 of which was placed in escrow for one year to secure certain indemnification obligations of the Sellers to the Company under the Stock Purchase Agreement. Additional legal and accounting related fees for the acquisition totaled approximately $550,000, bringing the total cash price to approximately $7.2 million. Additionally, subject to Stealth meeting certain financial targets for each of the years ending March 31, 2006 and March 31, 2007, the Company will pay up to an aggregate of $3.3 million in earnout payments to the Sellers, which may be accelerated upon the occurrence of certain events, including a change of control of the Company or Stealth. In March 2006, the Company recorded as an adjustment to goodwill $1.8 million in earnout payments made to the Sellers, based on meeting certain financial targets as provided for under the Stock Purchase Agreement. In June 2006, the $400,000 placed in escrow to secure indemnification was released to the Sellers.

The acquisition of Stealth provides a broader range of RF/Microwave products, including linear power amplifiers to the Company, and will provide the Company with further integrated systems solutions. The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the date of acquisition as of June 30, 2006:

(in thousands)
Cash and accounts receivable	$2,228
Inventory	1,187
Property, plant and equipment	673
Other assets	12
Development technology drawings	170
Customer relationships	2,950
Order backlog	290
Covenants not to compete	480
Goodwill	3,366
Deferred taxes	(150)
Deferred taxes on acquired intangible assets	(1,364)
Accounts payable and accrued expenses	(675)

Subtotal	9,167
Less: cash assumed	(970)

Net cash paid	$8,197

The acquisition of Stealth is accounted for as a purchase under SFAS No. 141, “Business Combinations”. Accordingly, the operating results of Stealth have been included in the Company’s consolidated financial statements since the June 10, 2005 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be one to seven years and has included them in intangible assets, net, in the accompanying consolidated balance sheet as of June 30, 2006. The values assigned to intangible assets were based on an independent appraisal.

The following table presents details of the Company’s intangible assets as of June 30, 2006 and March 31, 2006 (in thousands):

	June 30, 2006				March 31, 2006
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	7	$2,950	$416	$2,534	$2,950	$340	$2,610
Covenants not to compete	2	480	237	243	480	193	287
Order backlog	1	290	286	4	290	234	56
Developed technology- drawings	5	170	33	137	170	27	143

Total intangibles		$3,890	$972	$2,918	$3,890	$794	$3,096

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2007	$535
2008	516
2009	455
2010	455
2011	430
Thereafter	527

Total	$2,918

The following table sets forth certain pro forma results for Q1 FY 06 if the acquisition of Stealth had taken place on April 1, 2005:

Quarter Ended June 30 2005,
(in thousands, except earnings per share)
Pro forma revenue	$5,258
Pro forma net income (1)	$300
Pro forma earnings per share
Basic	$.07
Diluted	$.07

(1)	Included in the quarter ended June 30, 2005 was $90,000 of Stealth legal expenses related to the acquisition. Both basic and diluted earnings per share were affected by $55,000, or $.01, net of taxes.

4. INVENTORIES, NET

At June 30, 2006 and March 31, 2006, inventories consisted of the following:

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Raw materials	$4,255,242	$4,046,085
Work in process	1,239,846	1,207,982
Finished goods	618,710	808,993

	6,113,798	6,063,060
Less:
Allowance for obsolescence	(445,711)	(334,470)

	$5,668,087	$5,728,590

5. PROPERTY, PLANT AND EQUIPMENT, NET

At June 30, 2006 and March 31, 2006, property, plant and equipment, net consisted of the following:

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Land	$162,000	$162,000
Buildings and leasehold improvements	1,644,610	1,638,833
Machinery and equipment	8,819,635	8,484,225
Furniture and fixtures, and other	286,516	286,516

	10,912,761	10,571,574
Less accumulated depreciation	(6,474,559)	(6,254,633)

	$4,438,202	$4,316,941

6. ACCRUED EXPENSES

At June 30, 2006 and March 31, 2006 accrued expenses consisted of the following:

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Unbilled payables	$334,272	$269,315
Professional fees	171,678	88,616
Payroll, benefits and related taxes	1,485,753	2,017,991
Warranty	158,401	128,401
Other	138,484	141,764

	$2,288,588	$2,646,087

Included in accrued payroll are bonuses of approximately $931,000 and $1,285,000 at June 30, 2006 and March 31, 2006, respectively.

7. LONG-TERM DEBT

At June 30, 2006 and March 31, 2006 long-term debt consisted of the following:

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Term loan	$5,303,627	$5,477,720
Mortgage payable, MA	319,739	322,035
Mortgage payable, NH	359,146	389,816
Capital leases	13,784	21,036

Total	5,996,296	6,210,607
Less current portion	(890,399)	(882,854)

Long-term debt net of current portion	$5,105,897	$5,327,753

Term loan

In June 2005, the Company secured a Term Loan in the amount of $6.0 million, the proceeds of which were used for the acquisition of Stealth. The Term Loan is guaranteed by Stealth and secured by a first priority security in substantially all of the Company’s and Stealth’s assets. The Term Loan is payable in monthly principal installments of $62,009 plus accrued interest at the one month LIBOR rate plus 2.25%. The Term Loan matures in June 2012.

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

Line of credit

In July 2006, the Company secured an extension to its $5,000,000 line of credit expiring on November 30, 2006. The line of credit bears interest at the current 1-month LIBOR rate plus 2.25%, and is secured by all business assets of the Company. The Company has available $5,000,000 under the line of credit as of June 30, 2006.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 8.67% to 8.88% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

8. STOCK- BASED COMPENSATION—On April 1, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to recognize the cost of employee services received in exchange for grants issued under stock option and employee stock purchase plans, based on the fair value of the awards, and recognized over the vesting period of the plans, using the modified-prospective transition method. Prior to April 1, 2006 the Company measured employee stock-based compensation cost under the provisions of APB Opinion 25 as permitted by SFAS 123, “Accounting for Stock-Based Compensation”. APB Opinion 25 provided for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. As the Company only issued fixed term stock option grants at or above the quoted market price on the date of grant, no compensation expense was recognized in the consolidated statements of income prior to April 1, 2006.

Under the modified-prospective method, the Company recognized compensation expense in the financial statements issued subsequent to April 1, 2006 for all stock-based payments granted, modified or settled subsequent to April 1, 2006 as well as for any awards that were granted prior to April 1, 2006 which were not fully vested as of that date. Compensation expense for those awards issued prior to April 1, 2006 was recognized using the fair values determined for the pro forma disclosures on stock-based compensation. The amount of stock based compensation expense recognized on awards that have not fully vested excludes the compensation expense for vested options recognized in the pro forma disclosures for stock-based compensation. The Company did not grant any stock-based compensation awards for the quarter ended June 30, 2006, therefore compensation expense recognized for this quarter reflects only the compensation expense for those awards issued prior to April 1, 2006 that have not fully vested.

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the three months ended June 30, 2006:

June 30, 2006
Cost of sales	$59,160
Selling, general and administrative	107,834

Stock-based compensation effect in income before taxes	166,994
Income taxes	(66,798)

Net stock-based compensation effect in net income	$100,196

Stock-based compensation effect on basic earnings per common share	$0.02
Stock-based compensation effect on diluted earnings per common share	$0.02

Unrecognized stock-based compensation expense related to the unvested options is approximately $1.2 million, and will be recorded over the remaining vesting periods of one to four years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on an annual basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 will be recognized in the period the forfeiture estimate is changed.

Pro forma information required under SFAS No. 123 for periods prior to April 1, 2006, as if the company had accounted for its stock options granted using the fair value method for the first quarter of fiscal 2006 was as follows:

June 30, 2005
Net income, as reported	$319,699
Deduct: stock-based employee compensation expense determined under fair-value based method, net of income tax effect	88,175

Net income, pro forma	$231,524

Basic net income per share as reported	$.07
Basic net income per share, pro forma	$.05
Diluted net income per share as reported	$.07
Diluted net income per share, pro forma	$.05

The fair value of options issued prior to April 1, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended June 30, 2005: risk-free interest rates of 3.63% to 4.17%; volatility of 75%; the weighted average expected lives of the options estimated at approximately 2 years; and no dividend yield. The per share weighted average fair value of stock options granted for the quarter ended June 30, 2005 was $3.67.

At June 30, 2006 the Company had two stock option plans under which grants were outstanding during fiscal 2007. The stock options outstanding are for grants issued under the Company’s 1996 Stock Option Plan and the 2003 Stock Option Plan.

The 1996 Stock Option Plan

During the fiscal year ended March 31, 1997, the Company adopted a stock option plan, entitled the “1996 Stock Option Plan” (the “1996 Plan”), under which the Company may grant options to purchase up to 300,000 shares of Common Stock. During the fiscal year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of Common Stock that may be granted under the Plan to 900,000. As of June 30, 2006 there were 132,750 options outstanding under the 1996 Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of Common Stock plus any shares of Common Stock remaining available for issuance as of July 22, 2003 under the 1996 Plan. As of June 30, 2006 there were 700,250 options outstanding under the 2003 Plan.

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

During the year ended March 31, 2004, the Company granted options to purchase an aggregate of 8,000 shares of Common Stock to consultants for services to be provided. These options are exercisable at $7.12 per share, and vest 25% per year on each anniversary date, with an expiration of five years from the date of grant for all options. The Company has valued these at their fair value on the date of grant using the Black-Scholes option-pricing model. During the quarters ended June 30, 2006 and 2005, the Company expensed $1,540 and $1,850, respectively, related to options vesting under these arrangements.

The following table sets forth the Company’s stock option activity during the quarter ended June 30, 2006:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at March 31, 2006	916,875	$6.95
Granted	—	—
Exercised	(45,000)	4.72
Canceled	(38,875)	6.46

Outstanding at June 30, 2006	833,000	$7.10	8.30	$7,240,582

Exercisable at June 30, 2006	267,525	$5.94	7.67	$2,635,253

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2006:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2006	711,250	$2.28
Granted	—	—
Forfeited	(38,875)	2.77
Vested	(106,900)	3.05

Non-vested as of June 30, 2006	565,475	$2.12

9. EARNINGS PER SHARE - Basic earnings per share is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The computations of basic and diluted EPS for the three months ended June 30, 2006 and 2005 are:

	Three months ended
	June 30, 2006	June 30, 2005
Net income	$548,272	$319,699
Weighted average shares outstanding	4,611,255	4,413,414
Basic earnings per share	$.12	$.07
Common stock equivalents	324,647	139,724
Weighted average common and common equivalent shares outstanding	4,935,902	4,553,138
Diluted earnings per share	$.11	$.07

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our judgments and estimates including those related to allowances for doubtful accounts and sales returns, inventory valuation, long-lived assets, business combination purchase price allocation and goodwill impairment, stock-based compensation, product returns and warranty obligations, and the valuation allowance on our deferred tax asset. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 have not changed significantly during the three months ended June 30, 2006, except as follows:

Effective April 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provision of FAS 123R. We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimates of the length of time employees will retain their vested stock options before exercising them, the volatility of our common stock price over the expected term and the number of options that will not vest. Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The accounting provisions of FIN 48 will be effective for Micronetics beginning April 1, 2007. We are in the process of evaluating the effect the adoption of FIN 48 will have on our consolidated financial statements.

In November 2005, the FASB issued FSP FAS123(R), “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), “Share-Based Payment”, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are evaluating the effect of this statement on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. Our financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if we implement changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. We adopted SFAS No. 123R in the first quarter of fiscal 2007.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, “Inventory Pricing”. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage)

should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this statement on April 1, 2006, which did not have a material impact on our financial statements.

Results of Operations

Three Months Ended June 30, 2006 compared to June 30, 2005

The Consolidated Statement of Income for the three months ended June 30, 2005 includes the operations of Stealth Microwave, Inc., (“Stealth”) from the acquisition date of June 10, 2005.

Net sales

Net sales for the three months ended June 30, 2006 (“Q1 FY07”) were $ 6,806,438, an increase of $2,865,306, or 73% as compared to $3,941,132 for the three months ended June 30, 2005 (“Q1 FY06”). The increase in net sales for Q1 FY 07 is primarily attributable to the increase in net sales of high performance power amplifiers to the commercial market as a result of the acquisition of Stealth. Commercial and defense revenues were 64% and 36%, respectively, as a percent of the total revenues for Q1 FY07, as compared to 51% and 49%, respectively, for Q1 FY06.

Gross profit margin

Gross profit as a percent of sales increased for Q1 FY 07 to 45% from 40% for Q1 FY 06. to the increase in the percentage of net sales resulting from sales of high performance power amplifiers which have a higher gross profit margin than other products in our product mix, partially offset by the increase in the percentage of net sales resulting from sales of microwave components and subsystems which have a lower gross profit margin. Stock-based compensation cost included in cost of sales for Q1 FY 07 was $59,160.

Research and development

Research and development (R&D) expense increased $76,969 for Q1 FY 07 as compared to Q1 FY 06 but remained consistent at 2.8% of net sales. The overall increase in spending was primarily attributable to the increase in R&D salaries as a result of the acquisition of Stealth.

Selling, general and administrative

Selling, general and administrative (SG&A) expense increased to 25% of net sales for Q1 FY 07 from 23% for Q1 FY 06. SG&A expenses were $1,699,821, up $812,879 or 92%, for the three months ended June 30, 2006 as compared to $886,942 for June 30, 2005. The overall increase in spending was primarily attributable to an increase in SG&A of approximately $570,000 related to the operations of Stealth, an increase in salary and benefits of approximately $174,000 as a result of stock-based compensation of $108,000 and additional headcount of $66,000, and an increase in audit fees of approximately $140,000.

Amortization of intangible assets

Amortization expense was $178,296 for Q1 FY 07 as compared to $ 58,490 for Q1 FY 06. The increase is the result of including the amortization of the acquisition related intangibles of Stealth for the full three months ended June 30, 2006.

Interest expense

Interest expense increased $80,088 or 224% for Q1 FY 07 as compared to Q1 FY 06. The increase in interest expense is primarily attributable to the increase in borrowings as a result of the $6.0 million term loan used to finance the Stealth acquisition.

Provision for income taxes

The Company’s effective tax rate was 40% for Q1 FY07 as compared to 39% for Q1 FY06.

Liquidity and Capital Resources

We finance our operating and investment requirements primarily through cash flow and borrowings. We had cash and working capital at June 30, 2006 of $5,722,785 and $11,004,857, respectively, as compared with cash and working capital of $5,266,580 and $10,336,643, respectively at March 31, 2006. Our current ratio was approximately 3.6 to 1 at June 30, 2006, as compared to 2.8 to 1 at March 31, 2006.

Net cash provided by operating activities was $1,367,569 during the three months ended June 30, 2006 as compared to $337,095 during the three months ended June 30, 2005. The primary sources of cash from operating activities were net income of $548,272, adjusted by non-cash charges for depreciation and amortization of $398,222, provision for inventories of $ 111,241 and stock-based compensation of $166,994, and a net decrease in working capital of $144,959. The major changes in working capital were decreases in income taxes payable of $469,385 and accrued expenses of $357,499 as a result of tax payments and incentive compensation payments made in Q1 FY 07, offset by an increase in accounts receivable of $1,086,625 as a result of increased sales in the quarter.

Net cash used in investing activities was $433,641 during the three months ended June 30, 2006 as compared to $6,232,616 during the three months ended June 30, 2005, as a result of the acquisition of Stealth in Q1 FY 06.

Net cash used in financing activities was $477,723 during the three months ended June 30, 2006 as compared to net cash provided by financing activities of $5,911,117 during the three months ended June 30, 2005. In Q1 FY 07, the Company paid the outstanding balance on its line of credit.

Micronetics has various financing arrangements in place. In June 2005, we secured a Term Loan in the amount of $6.0 million, the proceeds of which were used for the acquisition of Stealth. The Term Loan is guaranteed by Stealth and secured by a first priority security in substantially all of the Company’s and Stealth’s assets. The Term Loan is payable in monthly principal installments of $62,009 plus accrued interest at the one month LIBOR rate plus 2.25%. The Term Loan matures in June 2012.

In March 2003, in connection with the purchase of a portion of a commercial condominium housing our Enon division, we entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 at which time the balance of approximately $223,000 is due. The commercial condominium and all other tangible property of Enon secure this mortgage.

In February 2004, we refinanced the mortgage on our headquarters, entering into a new five-year mortgage payable for $630,000. The note bears interest at 5.75% per annum and is payable in monthly installments, including interest, of $12,107. This loan is secured by the land and building of our headquarters.

In July 2006, we secured an extension to our $5,000,000 line of credit expiring on November 30, 2006. The line of credit bears interest at the current 1-month LIBOR rate plus 2.25%, and is secured by all business assets of the Company. The Company has available $5,000,000 under the line of credit as of June 30, 2006.

Under the terms of the bank loans, Micronetics is required to maintain a minimum net worth of at least $8,000,000, a ratio of total debt to net worth not exceeding 1.5:1, and a debt coverage ratio of not less than 1.25:1. At present, we do not anticipate failing to comply with any of these debt covenants.

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

Forward-looking statements

Certain statements in this report contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate and are merely our current predictions of future events.. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described below. We assume no obligation to update our forward-looking statement to reflect new information or developments. We urge readers to review carefully the risk factors described below and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in evaluating our business. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business , financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

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

Our stock price has historically been volatile. From April 1, 2005 to June 30, 2006, the trading price of our common stock ranged from $23.31 to $7.00. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to recently enacted environmental regulation, compliance with which may be costly.

Recently the European Union (“EU”) implemented two new directives known as the Restriction on Certain Hazardous Substances Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE). These directives place restrictions on the distribution within the EU of certain substances, and require a manufacturer to recycle products containing the restricted substances. We believe that the majority of our products are exempt from the directives because they are used for military purposes rather than by consumers, however, we may not be able to rely on such an exemption until regulators review documentation and issue a ruling on each product. We are redesigning our products that we believe may not be exempt from the directives in order to be able to continue to offer such products for sale in the EU. We may encounter unanticipated delays in the completion of the redesign or in the delivery of any products that are not exempt from the directives. In addition certain products that we maintain in inventory may be rendered obsolete if not in compliance with the directives and may have to be written off. Although we cannot predict the ultimate impact if the directives, they will likely result in additional costs or decreased revenue and could require that we redesign or change how we manufacture our products.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures - As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company.

Changes in internal control- There were no significant changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Important considerations – The effectiveness of our disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of certain events, the soundness of our systems, the possibility of human error, and the risk of fraud. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

None

Item 5. Other Information.

None.

Item 6. Exhibits.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: August 14, 2006	By:	/s/ DAVID ROBBINS
David Robbins,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2006	By:	/s/ DIANE BOURQUE
Diane Bourque,
Chief Financial Officer
(Principal Financial and Accounting Officer)