Form 10QSB
period 2006-09-30
MICRONETICS  INC
filed 2006-11-13
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 8, 2006, the issuer had 5,000,582 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,387,480	$5,266,580
Marketable securities	1,100,166	582,730

Accounts receivable, net of allowance for doubtful accounts of $355,181 and $367,268 as of September 30, 2006 and March 31, 2006, respectively	2,867,147	4,267,744

Inventories, net	5,878,977	5,728,590

Prepaid expenses and other current assets	235,509	89,553

Total current assets	14,469,279	15,935,197

Property, plant and equipment, net	4,311,053	4,316,941

Other assets:
Security deposits	9,762	9,762
Intangible assets, net of accumulated amortization	2,739,592	3,096,183
Goodwill	4,482,709	4,390,254

Total other assets	7,232,063	7,496,199

TOTAL ASSETS	$26,012,395	$27,748,337

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Line of credit	$—	$475,972
Current portion of long term debt	902,247	882,854
Accounts payable	363,716	584,740
Accrued expenses	1,906,668	2,646,087
Income taxes payable	—	1,008,901

Total current liabilities	3,172,631	5,598,554

Long-term debt, net of current portion	4,869,907	5,327,753

Deferred income taxes	963,059	963,059

Total liabilities	9,005,597	11,889,366

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,000,582 and 4,955,582 shares issued and outstanding as of September 30, 2006 and March 31, 2006, respectively	50,006	49,556

Additional paid in capital	8,022,516	7,464,691

Retained earnings	10,461,290	9,871,738

	18,533,812	17,385,985
Treasury stock at cost, 358,541 shares at September 30, 2006 and March 31, 2006, respectively	(1,527,014)	(1,527,014)

Total shareholders’ equity	17,006,798	15,858,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,012,395	$27,748,337

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,
	2006	2005
Net sales	$5,061,326	$6,958,065
Cost of sales	3,313,253	3,761,416

Gross profit	1,748,073	3,196,649

Operating expenses:
Research and development	224,431	149,557
Selling, general and administrative	1,136,540	1,695,854
Amortization of intangible assets	178,295	246,347

Total operating expenses	1,539,266	2,091,758

Income from operations	208,807	1,104,891

Other income (expense), net:
Interest income	45,790	19,342
Interest expense	(112,015)	(108,872)
Other income	14,007	18,565

Total other expense, net	(52,218)	(70,965)

Income before provision for income taxes	156,589	1,033,926
Provision for income taxes	115,309	418,925

Net income	$41,280	$615,001

Earnings per common share:
Basic	$0.01	$0.14

Diluted	$0.01	$0.14

Weighted average common shares outstanding
Basic	4,642,041	4,441,123
Diluted	4,808,262	4,532,398

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six months ended September 30,
	2006	2005
Net sales	$11,867,764	$10,899,197
Cost of sales	7,083,872	6,111,988

Gross profit	4,783,892	4,787,209

Operating expenses:
Research and development	411,934	260,091
Selling, general and administrative	2,836,361	2,586,530
Amortization of intangible assets	356,590	301,103

Total operating expenses	3,604,885	3,147,724

Income from operations	1,179,007	1,639,485

Other income (expense), net:
Interest income	86,387	40,288
Interest expense	(227,847)	(144,616)
Other income	32,830	18,605

Total other expense, net	(108,630)	(85,723)

Income before provision for income taxes	1,070,377	1,553,762
Provision for income taxes	480,824	619,062

Net income	$589,553	$934,700

Earnings per common share:
Basic	$0.13	$0.21

Diluted	$0.12	$0.21

Weighted average common shares outstanding
Basic	4,626,732	4,427,269
Diluted	4,883,862	4,516,818

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at March 31, 2006	4,955,582	$49,556	$7,464,691	$9,871,738	$(1,527,014)	$15,858,971

Exercise of stock options	45,000	450	212,109	—	—	212,559
Issuance of options for service	—	—	1,540	—	—	1,540
Stock-based compensation	—	—	166,994	—	—	166,994
Net income	—	—	—	548,272	—	548,272

Balance at June 30, 2006	5,000,582	50,006	7,845,334	10,420,010	(1,527,014)	16,788,336

Exercise of stock options	—	—	—	—	—	—
Issuance of options for service	—	—	5,940	—	—	5,940
Stock-based compensation	—	—	171,242	—	—	171,242
Net income	—	—	—	41,280	—	41,280

Balance at September 30, 2006	5,000,582	$50,006	$8,022,516	$10,461,290	$(1,527,014)	$17,006,798

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flow from operating activities:
Net income	$589,553	$934,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	814,027	664,888
Stock-based compensation	338,236	—
Unrealized gain from marketable securities	(17,436)	(9,337)
Provision for allowances on accounts receivable	(8,926)	36,350
Provision for inventory obsolescence and losses	197,384	156,435
Non-cash charges for options issued for services	7,480	3,700
Deferred taxes	—	40,000
Tax benefit upon exercise of stock options	—	90,387
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	1,409,523	(1,243,869)
Inventories	(347,771)	(423,928)
Income taxes payable	(1,008,901)	(39,325)
Prepaid expenses, other current assets, and other assets	(145,956)	(121,424)
Accounts payable	(221,024)	84,994
Accrued expenses and deferred revenue	(739,419)	486,340

Net cash provided by operating activities	866,770	659,911

Cash flows used in investing activities
Purchase of marketable securities	(500,000)	—
Purchase of equipment	(451,549)	(495,257)
Investment in Stealth acquisition, net of cash acquired	(92,455)	(6,228,340)

Net cash used in investing activities	(1,044,004)	(6,723,597)

Cash flows from financing activities:
Repayment of the line of credit	(475,972)	—
Proceeds from the term loan	—	6,000,000
Proceeds from line of credit	—	225,974
Repayments on mortgages and term loan	(427,400)	(287,191)
Repayments of capital leases	(11,053)	(39,991)
Net proceeds from the issuance of common stock	212,559	133,901

Net cash (used in) provided by financing activities	(701,866)	6,032,693

Net decrease in cash and cash equivalents	(879,100)	(30,993)
Cash and cash equivalents at beginning of period	5,266,580	2,377,893

Cash and cash equivalents at end of period	$4,387,480	$2,346,900

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$226,526	$113,224

Income taxes	$1,600,228	$738,500

Supplemental disclosure of non-cash information:

In Fiscal 2004, the Company issued 8,000 options to purchase shares of common stock for legal services which were terminated as of September 30, 2006. The remaining unamortized amount was expensed as of September 30, 2006. The Company reported expense of $7,480 and $3,700 for the six months ended September 30, 2006 and 2005, respectively related to the issuance of these options.

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2006. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2006, the results of operations for the three and six months ended September 30, 2006 and 2005, and the cash flows for the six months ended September 30, 2006 and 2005.

The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ended March 31, 2007.

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

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated cost of product warranties is accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics offers a one-year warranty. For the three months ended September 30, 2006 and 2005, the Company recorded $30,000 and $115,055 as warranty expense, respectively. For the six months ended September 30, 2006 and 2005 the Company recorded $60,000 and $124,215 as warranty expense, respectively.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company at the end of fiscal 2007. The Company does not expect the adoption of SAB 108 to effect its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective in the first quarter of fiscal 2008. The Company is currently evaluating the effect of this statement on its consolidated financial statements.

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

The acquisition of Stealth provides a broader range of RF/Microwave products, including linear power amplifiers to the Company, and will provide the Company with further integrated systems solutions. The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the date of acquisition as of September 30, 2006:

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

The acquisition of Stealth is accounted for as a purchase under SFAS No. 141, “Business Combinations”. Accordingly, the operating results of Stealth have been included in the Company’s consolidated financial statements since the June 10, 2005 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be one to seven years and has included them in intangible assets, net, in the accompanying consolidated balance sheet as of September 30, 2006. The values assigned to intangible assets were based on an independent appraisal.

The following table presents details of the Company’s intangible assets as of September 30, 2006 and March 31, 2006 (in thousands):

	September 30, 2006 (Unaudited)				March 31, 2006 (Audited)
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	7	$2,950	$503	$2,447	$2,950	$340	$2,610
Covenants not to compete	2	480	313	167	480	193	287
Order backlog	1	290	290	—	290	234	56
Developed technology- drawings	5	170	44	126	170	27	143

Total intangibles		$3,890	$1,150	$2,740	$3,890	$794	$3,096

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2007	$357
2008	516
2009	455
2010	455
2011	430
Thereafter	527

Total	$2,740

The following table sets forth certain pro forma results for the three and six months ended September 30, 2005 if the acquisition of Stealth had taken place on April 1, 2005:

	Three Months Ended	Six Months Ended
September 30, 2005	(in thousands, except earnings per share)	(in thousands, except earnings per share)
Pro forma revenue	$6,890	$12,148
Pro forma net income (1)	692	992
Pro forma earnings per share
Basic	.15	.22
Diluted	.15	.22

(1)	Non-recurring legal fees of approximately $90,000 related to the acquisition impacted the three and six months ended September 30, 2005 pro forma results by approximately $.02 per share.

4. INVENTORIES, NET

At September 30, 2006 and March 31, 2006, inventories consisted of the following:

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Raw materials	$4,062,758	$4,046,085
Work in process	1,381,504	1,207,982
Finished goods	716,254	808,993

	6,160,516	6,063,060
Less:
Allowance for obsolescence	(281,539)	(334,470)

	$5,878,977	$5,728,590

5. PROPERTY, PLANT AND EQUIPMENT, NET

At September 30, 2006 and March 31, 2006, property, plant and equipment, net consisted of the following:

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Land	$162,000	$162,000
Buildings and leasehold improvements	1,532,862	1,638,833
Machinery and equipment	8,989,984	8,484,225
Furniture and fixtures, and other	230,798	286,516

	10,915,644	10,571,574
Less accumulated depreciation	(6,604,591)	(6,254,633)

	$4,311,053	$4,316,941

6. ACCRUED EXPENSES

At September 30, 2006 and March 31, 2006 accrued expenses consisted of the following:

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Unbilled payables	$446,072	$269,315
Professional fees	180,873	88,616
Payroll, benefits and related taxes	969,584	2,017,991
Warranty	175,509	128,401
Other	134,630	141,764

	$1,906,668	$2,646,087

Included in accrued payroll are bonuses of approximately $396,000 and $1,285,000 at September 30, 2006 and March 31, 2006, respectively.

7. LONG-TERM DEBT

At September 30, 2006 and March 31, 2006 long-term debt consisted of the following:

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Term loan	$5,117,600	$5,477,720
Mortgage payable, MA	316,585	322,035
Mortgage payable, NH	327,985	389,816
Capital leases	9,984	21,036

Total	5,772,154	6,210,607
Less current portion	(902,247)	(882,854)

Long-term debt net of current portion	$4,869,907	$5,327,753

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

Line of credit

In July 2006, the Company secured an extension to its $5,000,000 line of credit expiring on November 30, 2006. The line of credit bears interest at the current 1-month LIBOR rate plus 2.25%, and is secured by all business assets of the Company. The Company has available $5,000,000 under the line of credit as of September 30, 2006.

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

Under the modified-prospective method, the Company recognized compensation expense in the financial statements issued subsequent to April 1, 2006 for all stock-based payments granted, modified or settled subsequent to April 1, 2006 as well as for any awards that were granted prior to April 1, 2006 which were not fully vested as of that date. Compensation expense for those awards issued prior to April 1, 2006 was recognized using the fair values determined for the pro forma disclosures on stock-based compensation. The amount of stock-based compensation expense recognized on awards that have not fully vested excludes the compensation expense for vested options recognized in the pro forma disclosures for stock-based compensation. The Company did not grant any stock-based compensation awards for the three and six months ended September 30, 2006, therefore compensation expense recognized for the three and six months ended September 30, 2006 reflects only the compensation expense for those awards issued prior to April 1, 2006 that have not fully vested.

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the three and six months ended September 30, 2006:

September 30, 2006	Three Months Ended	Six Months Ended
Cost of sales	$5,624	$58,435
Selling, general and administrative	114,212	228,395
Research and development	51,406	51,406

Stock-based compensation effect in income before taxes	171,242	338,236
Income taxes	(31,022)	(57,490)

Net stock-based compensation effect on basic earnings per common share	$140,220	$280,746

Stock-based compensation effect on basic earnings per common share	$.03	$.06
Stock-based compensation effect on diluted earnings per common share	$.03	$.06

Unrecognized stock-based compensation expense related to the unvested options is approximately $1.0 million, and will be recorded over the remaining vesting periods of one to four years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on an annual basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 will be recognized in the period the forfeiture estimate is changed.

Pro forma information required under SFAS No. 123 for periods prior to April 1, 2006, as if the company had accounted for its stock options granted using the fair value method for the three and six months ended September 30, 2005 was as follows:

September 30, 2005	Three Months Ended	Six Months Ended
Net income, as reported	$615,001	$934,700
Deduct: stock-based employee compensation expense determined under fair-value based method, net of income tax effect	132,102	220,277

Net income, pro forma	$482,899	$714,423

Basic net income per share as reported	$.14	$.21
Basic net income per share, pro forma	$.11	$.16
Diluted net income per share as reported	$.14	$.21
Diluted net income per share, pro forma	$.11	$.16

The fair value of options issued prior to April 1, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended September 30, 2005: risk-free interest rate of 3.91%; volatility of 67%; the weighted average expected lives of the options estimated at approximately 2 years; and no dividend yield. The per share weighted average fair value of stock options granted for the three and six months ended September 30, 2005 was $4.17.

At September 30, 2006 the Company had two stock option plans under which grants were outstanding during fiscal 2007. The stock options outstanding are for grants issued under the Company’s 1996 Stock Option Plan and the 2003 Stock Option Plan.

The 1996 Stock Option Plan

During the fiscal year ended March 31, 1997, the Company adopted a stock option plan, entitled the “1996 Stock Option Plan” (the “1996 Plan”), under which the Company may grant options to purchase up to 300,000 shares of Common Stock. During the fiscal year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of Common Stock that may be granted under the Plan to 900,000. As of September 30, 2006 there were 132,750 options outstanding under the 1996 Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of Common Stock plus any shares of Common Stock remaining available for issuance as of July 22, 2003 under the 1996 Plan. As of September 30, 2006 there were 700,250 options outstanding under the 2003 Plan.

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

During the year ended March 31, 2004, the Company granted options to purchase an aggregate of 8,000 shares of Common Stock to consultants for services to be provided. These options are exercisable at $7.12 per share, and vest 25% per year on each anniversary date, with an expiration of five years from the date of grant for all options. The Company has valued these at their fair value on the date of grant using the Black-Scholes option-pricing model. The consultants have since ceased performance of services. During the quarter ended September 30, 2006, the Company expensed the remaining unamortized amount of $5,940.

The following table sets forth the Company’s stock option activity during the six months ended September 30, 2006:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at March 31, 2006	916,875	$6.95
Granted	—	—
Exercised	(45,000)	4.72
Canceled	(38,875)	6.46

Outstanding at September 30, 2006	833,000	$7.10	8.05	$576,582

Exercisable at September 30, 2006	284,000	$5.94	7.43	$524,211

The following table sets forth the status of the Company’s non-vested stock options as of September 30, 2006:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2006	711,250	$2.28
Granted	—	—
Forfeited	(38,875)	2.77
Vested	(123,375)	2.98

Non-vested as of September 30, 2006	549,000	$2.12

9. EARNINGS PER SHARE—Basic earnings per share is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The computations of basic and diluted EPS for the three months ended September 30, 2006 and 2005 are:

	Three months ended
	September 30, 2006	September 30, 2005
Net income	$41,280	$615,001
Weighted average shares outstanding	4,642,041	4,441,123
Basic earnings per share	$.01	$.14
Common stock equivalents	166,221	91,275
Weighted average common and common equivalent shares outstanding	4,808,262	4,532,398
Diluted earnings per share	$.01	$.14

The computations of basic and diluted EPS for the six months ended September 30, 2006 and 2005 are:

	Six months ended
	September 30, 2006	September 30, 2005
Net income	$589,553	$934,700
Weighted average shares outstanding	4,626,732	4,427,269
Basic earnings per share	$.13	$.21
Common stock equivalents	257,130	89,549
Weighted average common and common equivalent shares outstanding	4,883,862	4,516,818
Diluted earnings per share	$.12	$.21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our judgments and estimates including those related to allowances for doubtful accounts and sales returns, inventory valuation, long-lived assets, business combination purchase price allocation and goodwill impairment, stock-based compensation, product returns and warranty obligations, and the valuation allowance on our deferred tax asset. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 have not changed significantly during the three and six months ended September 30, 2006, except as follows:

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company at the end of fiscal 2007. The Company does not expect the adoption of SAB 108 to effect its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective in the first quarter of fiscal 2008. The Company is currently evaluating the effect of this statement on its consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2006 compared to September 30, 2005

Net sales

Net sales for the three months ended September 30, 2006 (“Q2 FY07”) were $ 5,061,326, a decrease of $1,896,739, or 27% as compared to $6,958,065 for the three months ended September 30, 2005 (“Q2 FY06”). The decrease in net sales for Q2 FY 07 is primarily attributable to a decrease in net sales of high performance power amplifiers to the commercial market of $1.5 million. Commercial and defense revenues were 67% and 33%, respectively, as a percent of the total revenues for Q2 FY07, as compared to 61% and 39%, respectively, for Q2 FY06.

Gross profit margin

Gross profit as a percent of sales decreased for Q2 FY 07 to 35% from 46% for Q2 FY 06. The decrease is primarily attributable to the decrease in the percentage of net sales resulting from sales of high performance power amplifiers which have a higher gross profit margin than other products in our product mix as well as the increase in the percentage of net sales resulting from sales of microwave components and subsystems which have a lower gross profit margin. Stock-based compensation expense included in cost of sales for Q2 FY 07 was $5,624.

Research and development

Research and development (R&D) expense increased $74,874 for Q2 FY 07 as compared to Q2 FY 06. R&D expenses increased to 4.4% of net sales for Q2 FY 07 from 2.1% of net sales for Q2 FY 06. The overall increase in spending was primarily attributable to the increase in stock-based compensation expense of $51,406 associated with R&D.

Selling, general and administrative

Selling, general and administrative (SG&A) expense decreased to 23% of net sales for Q2 FY 07 from 24% for Q2 FY 06. SG&A expenses were $1,136,540, down $559,314 or 33%, for the three months ended September 30, 2006, as compared to $1,695,854 for September 30, 2005. The overall decrease in spending was primarily attributable to a decrease in salaries, bonus and related expense of $260,000, a $241,000 decrease in audit and other professional fees, a decrease in intangible amortization expense of $98,000 and a $70,000 decrease in warranty expenses. Theses decreases were offset by stock-based compensation expense of $114,212.

Amortization of intangible assets

Amortization expense was $178,295 for Q2 FY 07 as compared to $246,347 for Q2 FY 06. The decrease is a result of the termination of the amortization of order backlog in the first quarter of fiscal 2007.

Interest expense

Interest expense increased slightly by $3,143 or 3% for Q2 FY 07 as compared to Q2 FY 06.

Provision for income taxes

The Company’s effective tax rate was 74% for Q2 FY07 and 39% for Q2 FY06. The increase in the effective tax rate for Q2 FY07 is due primarily to a reduction in benefits from stock-based compensation expense related to incentive stock options.

Six Months Ended September 30, 2006 compared to September 30, 2005

Net sales

Net sales for the six months ended September 30, 2006 were $ 11,867,764, an increase of $968,567, or 9% as compared to $10,899,197 for the six months ended September 30, 2005. The increase in net sales is primarily attributable to the increase in net sales of high performance power amplifiers to the commercial market as a result of including the results of Stealth for the full six months of fiscal 2007. Commercial and defense revenues were 65% and 35%, respectively, as a percent of the total revenues for the six months ended September 30, 2006, as compared to 58% and 42%, respectively, for the six months ended September 30, 2005.

Gross profit margin

Gross profit as a percent of sales decreased for the six months ended September 30, 2006 to 40% from 44% for the six months ended September 30, 2005. The decrease is primarily attributable to the decrease in the percentage of net sales resulting from sales of high performance power amplifiers which have a higher gross profit margin than other products in our product mix, as well as the increase in the percentage of net sales resulting from sales of microwave components and subsystems which have a lower gross profit margin. Stock-based compensation expense included in cost of sales for the six months ended September 30, 2006 was $58,435.

Research and development

Research and development (R&D) expense increased $151,843 for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005. R&D expenses increased to 3.5% of net sales for the six months ended September 30, 2006 from 2.4% for the six months ended September 30, 2005. The overall increase in spending was primarily attributable to the increase in R&D salaries as a result of including the results of Stealth for the full six months of fiscal 2007 as well as stock-based compensation expense of $51,406.

Selling, general and administrative

Selling, general and administrative (SG&A) expense was consistent at 24% of net sales for the six months ended September 30, 2006 and 2005. SG&A expenses were $2,836,361, up $249,831 or 10%, for the six months ended September 30, 2006 as compared to $2,586,530 for September 30, 2005. The overall increase in spending was primarily attributable to stock-based compensation expense of $228,395 and an increase in audit fees of $21,078.

Amortization of intangible assets

Amortization expense was $356,590 for the six months ended September 30, 2006 as compared to $301,103 for the six months ended September 30, 2005. The increase is the result of including the amortization of the acquisition related intangibles of Stealth for the full six months ended September 30, 2006, as compared to including the amortization of the acquisition related intangibles from the acquisition date of June 10, 2005.

Interest expense

Interest expense for the six months ended September 30, 2006 increased by 83,231 or 57% as compared to September 30, 2005. The increase in interest expense is primarily attributable to the increase in borrowings as a result of the $6.0 million term loan used to finance the Stealth acquisition.

Provision for income taxes

The Company’s effective tax rate was 45% for the six months ended September 30, 2006 as compared to 40% for the six months ended September 30, 2005. The increase in the effective tax rate for the six months ended September 30, 2006 is due primarily to a reduction in benefits from stock-based compensation expense related to incentive stock options.

Liquidity and Capital Resources

We finance our operating and investment requirements primarily through cash flow and borrowings. We had cash and working capital at September 30, 2006 of $4,387,480 and $11,360,025, respectively, as compared with cash and working capital of $5,266,580 and $10,336,643, respectively at March 31, 2006. Our current ratio was approximately 4.6 to 1 at September 30, 2006, as compared to 2.8 to 1 at March 31, 2006.

Net cash provided by operating activities was $866,770 during the six months ended September 30, 2006 as compared to $659,911 during the six months ended September 30, 2005. The primary sources of cash from operating activities were net income of $589,553, adjusted by non-cash charges for depreciation and amortization of $814,027 and stock-based compensation of $338,236, and a net decrease in working capital of $1,053,548. The major changes in working capital were decreases in income taxes payable of $1,008,901 and accrued expenses of $739,419 as a result of tax payments and incentive compensation payments made in Q2 FY 07, offset by a decrease in accounts receivable of $1,409,523 as a result of decreased sales in the first six months of fiscal 2007.

Net cash used in investing activities was $1,044,004 during the six months ended September 30, 2006 as compared to $6,723,597 during the six months ended September 30, 2005, as a result of the acquisition of Stealth in Q1 FY 06. Investing activities incurred by the Company during the six months ended September 30, 2006, included $451,549 of capital expenditures and $500,000 of marketable securities.

Net cash used in financing activities was $701,866 during the six months ended September 30, 2006 as compared to net cash provided by financing activities of $6,032,693 during the six months ended September 30, 2005. In the first six months of fiscal 2007, the Company paid the outstanding balance on its line of credit.

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

In July 2006, we secured an extension to our $5,000,000 line of credit expiring on November 30, 2006. The line of credit bears interest at the current 1-month LIBOR rate plus 2.25%, and is secured by all business assets of the Company. The Company has available $5,000,000 under the line of credit as of September 30, 2006.

Under the terms of the bank loans, Micronetics is required to maintain a minimum net worth of at least $8,000,000, a ratio of total debt to net worth not exceeding 1.5:1, and a debt coverage ratio of not less than 1.25:1. At present, we do not anticipate failing to comply with any of these debt covenants.

We believe that cash and cash equivalents on hand, anticipated future cash receipts, and borrowings available under our line of credit will be sufficient to meet our obligations as they become due for the next twelve months. However, a decrease in our sales or demand for our products would likely adversely affect our working capital amounts. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. These potential transactions may require substantial capital resources, which, in turn, may require us to seek additional debt or equity financing. There are no assurances that we will be able to consummate any such transaction. There are no current plans to raise additional debt or equity capital, nor is there a projected need to raise any such capital.

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

In order to finance our business or to finance possible acquisitions we may incur significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit and/or support facilities and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business and the operation of our business.

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

Our stock price has historically been volatile. From April 1, 2005 to September 30, 2006, the trading price of our common stock ranged from $23.31 to $7.00. Many factors may cause the market price of our common stock to fluctuate, including:

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

Recently the European Union (“EU”) implemented two new directives known as the Restriction on Certain Hazardous Substances Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE). These directives place restrictions on the distribution within the EU of certain substances, and require a manufacturer to recycle products containing the restricted substances. We believe that the majority of our products are exempt from the directives because they are used for military purposes rather than by consumers, however, we may not be able to rely on such an exemption until regulators review documentation and issue a ruling on each product. We are redesigning our products that we believe may not be exempt from the directives in order to be able to continue to offer such products for sale in the EU. We may encounter unanticipated delays in the completion of the redesign or in the delivery of any products that are not exempt from the directives. In addition certain products that we maintain in inventory may be rendered obsolete if not in compliance with the directives and may have to be written off. Although we cannot predict the ultimate impact of the directives, they will likely result in additional costs or decreased revenue and could require that we redesign or change how we manufacture our products.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures - As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company.

Changes in internal control - There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2006, the Board of Directors has adopted Amended and Restated Bylaws of the Company (the “Bylaws”). These Bylaws change the procedures by which holders of our common stock may nominate persons for election to our Board of Directors at a meeting of stockholders. Our bylaws did not previously provide a procedure by which holders of our common stock could nominate persons for election to our Board of Directors.

Under Article I, Section 10 of the Bylaws, in order to be eligible to nominate a person for election to our Board of Directors a stockholder must (i) comply with the notice procedures set forth in the Bylaws and (ii) be a stockholder of record on the date of giving such notice of a nomination as well as on the record date for determining the stockholders entitled to vote at the meeting at which directors will be elected.

To be timely, a stockholder’s notice must be in writing and received by our corporate secretary at our principal executive offices as follows: (A) in the case of an election of directors at an annual meeting of stockholders, not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 20 days, or delayed by more than 60 days, from the first anniversary of the preceding year’s annual meeting, a stockholder’s notice must be so received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of (x) the 90th day prior to such annual meeting and (y) the tenth day following the day on which notice of the date of such annual meeting was mailed or public disclosure of the date of such annual meeting was made, whichever first occurs; or (B) in the case of an election of directors at a special meeting of stockholders, provided that the board of directors has determined that directors shall be elected at such meeting, not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of (1) the 90th day prior to such special meeting and (2) the tenth day following the day on which notice of the date of such special meeting was mailed or public disclosure of the date of such special meeting was made, whichever first occurs.

In addition, a stockholder’s notice must contain the information specified in Article I, Section 10 of the Bylaws and must be accompanied by the written consent of the proposed nominee to serve as a director if elected.

The stockholder making a nomination must personally appear at the annual or special meeting of stockholders to present the nomination, otherwise the nomination will be disregarded.

Stockholders interested in making a nomination should refer to the complete requirements set forth in our Bylaws filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2006. Provided that the date of next year’s annual meeting of stockholders is not advanced by more than 20 days, or delayed by more than 60 days, from the first anniversary of the 2006 annual meeting, any stockholder who wishes to make a nomination to be considered for the next annual meeting must deliver the notice specified by our Bylaws between June 22, 2007 and July 22, 2007. The By-Laws contain a number of substantive and procedural requirements which should be reviewed by any interested stockholder. Any notice should be mailed to: Secretary, Micronetics, Inc., 26 Hampshire Drive, Hudson, NH 03051.

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

MICRONETICS, INC.

Dated: November 13, 2006	By:	/s/ DAVID ROBBINS
David Robbins,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2006	By:	/s/ DIANE BOURQUE
Diane Bourque,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)