Form 10QSB
period 2006-12-31
MICRONETICS  INC
filed 2007-02-09
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 9, 2007, the issuer had 5,013,457 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,826,752	$5,266,580
Marketable securities	1,115,475	582,730

Accounts receivable, net of allowance for doubtful accounts of $391,124 and $367,268 as of December 31, 2006 and March 31, 2006, respectively	3,243,137	4,267,744

Inventories, net	5,813,048	5,728,590

Prepaid expenses and other current assets	654,513	89,553

Total current assets	14,652,925	15,935,197

Property, plant and equipment, net	4,209,444	4,316,941

Other assets:
Security deposits	13,762	9,762
Intangible assets, net of accumulated amortization	2,561,296	3,096,183
Goodwill	4,482,709	4,390,254

Total other assets	7,057,767	7,496,199

TOTAL ASSETS	$25,920,136	$27,748,337

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Line of credit	$—	$475,972
Current portion of long term debt	917,041	882,854
Accounts payable	340,801	584,740
Accrued expenses	1,771,425	2,646,087
Income taxes payable	—	1,008,901

Total current liabilities	3,029,267	5,598,554

Long-term debt, net of current portion	4,633,468	5,327,753
Deferred tax liability	963,059	963,059

Total liabilities	8,625,794	11,889,366

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,000,582 and 4,955,582 shares issued and outstanding as of December 31, 2006 and March 31, 2006, respectively	50,006	49,556
Additional paid in capital	8,198,956	7,464,691
Retained earnings	10,572,394	9,871,738

	18,821,356	17,385,985
Treasury stock at cost, 358,541 shares at December 31, 2006 and March 31, 2006, respectively	(1,527,014)	(1,527,014)

Total shareholders’ equity	17,294,342	15,858,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,920,136	$27,748,337

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31,
	2006	2005
Net sales	$5,510,155	$7,391,628
Cost of sales	3,373,503	4,191,080

Gross profit	2,136,652	3,200,548

Operating expenses:
Research and development	179,920	131,901
Selling, general and administrative	1,444,882	1,674,373
Amortization of intangible assets	178,296	246,347

Total operating expenses	1,803,098	2,052,621

Income from operations	333,554	1,147,927

Other income (expense), net:
Interest income	53,551	19,289
Interest expense	(108,022)	(115,564)
Other income	15,861	30,134

Total other (expense) income, net	(38,610)	(66,141)

Income before provision for income taxes	294,944	1,081,786
Provision for income taxes	183,840	419,013

Net income	$111,104	$662,773

Earnings per common share:
Basic	$0.02	$0.15

Diluted	$0.02	$0.14

Weighted average common shares outstanding
Basic	4,642,041	4,474,756
Diluted	4,715,315	4,694,129

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended December 31,
	2006	2005
Net sales	$17,377,919	$18,290,825
Cost of sales	10,457,375	10,303,068

Gross profit	6,920,544	7,987,757

Operating expenses:
Research and development	591,853	391,992
Selling, general and administrative	4,281,243	4,260,903
Amortization of intangible assets	534,887	547,450

Total operating expenses	5,407,983	5,200,345

Income from operations	1,512,561	2,787,412

Other income (expense), net:
Interest income	139,939	59,577
Interest expense	(335,869)	(260,180)
Other income	48,690	48,739

Total other (expense) income, net	(147,240)	(151,864)

Income before provision for income taxes	1,365,321	2,635,548
Provision for income taxes	664,665	1,038,075

Net income	$700,656	$1,597,473

Earnings per common share:
Basic	$0.15	$0.36

Diluted	$0.15	$0.35

Weighted average common shares outstanding
Basic	4,631,854	4,441,426
Diluted	4,827,284	4,563,742

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at March 31, 2006	4,955,582	$49,556	$7,464,691	$9,871,738	$(1,527,014)	$15,858,971

Exercise of stock options	45,000	450	212,109	—	—	212,559
Issuance of options for service	—	—	1,540	—	—	1,540
Stock based compensation	—	—	166,994	—	—	166,994
Net income	—	—	—	548,272	—	548,272

Balance at June 30, 2006	5,000,582	50,006	7,845,334	10,420,010	(1,527,014)	16,788,336

Issuance of options for service	—	—	5,940	—	—	5,940
Stock based compensation	—	—	171,242	—	—	171,242
Net income	—	—	—	41,280	—	41,280

Balance at September 30, 2006	5,000,582	50,006	8,022,516	10,461,290	(1,527,014)	17,006,798

Stock based compensation	—	—	176,440	—	—	176,440
Net income	—	—	—	111,104	—	111,104

Balance at December 31, 2006	5,000,582	$50,006	$8,198,956	$10,572,394	$(1,527,014)	$17,294,342

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash flow from operating activities:
Net income	$700,656	$1,597,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,216,555	1,112,312
Stock-based compensation	514,676	—
Unrealized gain from marketable securities	(32,745)	(13,377)
Provision for allowances on accounts receivable	27,017	60,763
Provision for inventory obsolescence and losses	273,539	208,765
Non-cash charges for options issued for services	7,480	5,240
Deferred taxes	—	33,496
Tax benefit upon exercise of stock options	—	224,329
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	997,589	(911,663)
Inventories	(357,997)	(273,093)
Income taxes payable	(1,008,901)	(92,478)
Prepaid expenses, other current assets, and other assets	(568,960)	30,585
Accounts payable	(243,939)	(8,404)
Accrued expenses and deferred revenue	(874,662)	976,820

Net cash provided by operating activities	650,308	2,950,768

Cash flows used in investing activities
Purchase of marketable securities	(500,000)	—
Purchase of equipment	(574,171)	(700,392)
Investment in Stealth acquisition, net of cash acquired	(92,455)	(6,235,140)

Net cash used in investing activities	(1,166,626)	(6,935,532)

Cash flows from financing activities:
Repayment of the line of credit	(475,972)	—
Proceeds from the term loan	—	6,000,000
Proceeds from line of credit	—	225,974
Repayments on mortgages and term loan	(648,164)	(491,608)
Repayments of capital leases	(11,933)	(48,686)
Proceeds from the issuance of common stock	212,559	297,494

Net cash (used in) provided by financing activities	(923,510)	5,983,174

Net (decrease) increase in cash and cash equivalents	(1,439,828)	1,998,410

Cash and cash equivalents at beginning of period	5,266,580	2,377,893

Cash and cash equivalents at end of period	$3,826,752	$4,376,303

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$334,356	$335,910

Income taxes	$2,086,899	$855,573

Supplemental disclosure of non-cash information:

In Fiscal 2004, the Company issued 8,000 options to purchase shares of common stock for legal services which were terminated as of September 30, 2006. The remaining unamortized amount was expensed as of September 30, 2006. The Company reported expense of $7,480 and $5,240 for the nine months ended December 31, 2006 and 2005, respectively related to the issuance of these options.

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2006. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of December 31, 2006, the results of operations for the three and nine months ended December 31, 2006 and 2005, and the cash flows for the nine months ended December 31, 2006 and 2005.

The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year ended March 31, 2007.

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

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated cost of product warranties is accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics offers a one-year warranty. For the three months ended December 31, 2006 and 2005, the Company recorded $32,516 and $63,184 as warranty expense, respectively. For the nine months ended December 31, 2006 and 2005 the Company recorded $92,517 and $187,399 as warranty expense, respectively.

Recent accounting pronouncements - In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for Micronetics at the end of fiscal 2007. We are currently evaluating the effect of SAB 108 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective in the first quarter of fiscal 2008. We are currently evaluating the effect of this statement on our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. We are currently evaluating the effect the adoption of FIN 48 will have on our consolidated financial statements.

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

The acquisition of Stealth provides a broader range of RF/Microwave products, including linear power amplifiers to the Company, and will provide the Company with further integrated systems solutions. The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the date of acquisition as of December 31, 2006:

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

The acquisition of Stealth is accounted for as a purchase under SFAS No. 141, “Business Combinations”. Accordingly, the operating results of Stealth have been included in the Company’s consolidated financial statements since the June 10, 2005 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be one to seven years and has included them in intangible assets, net, in the accompanying consolidated balance sheet as of December 31, 2006. The values assigned to intangible assets were based on an independent appraisal.

The following table presents details of the Company’s intangible assets as of December 31, 2006 and March 31, 2006 (in thousands):

	December 31, 2006 (Unaudited)				March 31, 2006 (Audited)
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	7	$2,950	$613	$2,337	$2,950	$340	$2,610
Covenants not to compete	2	480	373	107	480	193	287
Order backlog	1	290	290	—	290	234	56
Developed technology- drawings	5	170	53	117	170	27	143

Total intangibles		$3,890	$1,329	$2,561	$3,890	$794	$3,096

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2007	$178
2008	516
2009	455
2010	455
2011	430
Thereafter	527

Total	$2,561

The following table sets forth certain pro forma results for the three and nine months ended December 31, 2005 if the acquisition of Stealth had taken place on April 1, 2005:

	December 31, 2005
	Three Months Ended	Nine Months Ended
	(in thousands, except earnings per share)	(in thousands, except earnings per share)
Pro forma revenue	$7,392	$19,540
Pro forma net income (1)	$663	$1,655
Pro forma earnings per share:
Basic	$.14	$.36
Diluted	$.15	$.37

(1)	Non-recurring legal fees of approximately $90,000 related to the acquisition impacted the three and nine months ended December 31, 2005 pro forma results by approximately $.02 per share.

4. INVENTORIES, NET

At December 31, 2006 and March 31, 2006, inventories consisted of the following:

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
Raw materials	$4,000,611	$4,046,085
Work in process	1,432,196	1,207,982
Finished goods	737,935	808,993

	6,170,742	6,063,060
Less:
Allowance for obsolescence	(357,694)	(334,470)

	$5,813,048	$5,728,590

5. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2006 and March 31, 2006, property, plant and equipment, net consisted of the following:

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
Land	$162,000	$162,000
Buildings and leasehold improvements	1,532,862	1,638,833
Machinery and equipment	7,925,227	8,484,225
Furniture and fixtures, and other	230,798	286,516

	9,850,887	10,571,574
Less accumulated depreciation	(5,641,443)	(6,254,633)

	$4,209,444	$4,316,941

During the three months ended December 31, 2006, the Company disposed of approximately $1.2 million of fully depreciated assets that were no longer in service.

6. ACCRUED EXPENSES

At December 31, 2006 and March 31, 2006 accrued expenses consisted of the following:

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
Unbilled payables	$318,172	$269,315
Professional fees	186,238	88,616
Payroll, benefits and related taxes	903,759	2,017,991
Warranty	184,027	128,401
Other	179,229	141,764

	$1,771,425	$2,646,087

Included in accrued payroll are bonuses of approximately $439,000 and $1,285,000 at December 31, 2006 and March 31, 2006, respectively.

7. LONG-TERM DEBT

At December 31, 2006 and March 31, 2006 long-term debt consisted of the following:

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
Term loan	$4,931,574	$5,477,720
Mortgage payable, MA	313,555	322,035
Mortgage payable, NH	296,277	389,816
Capital leases	9,103	21,036

Total	5,550,509	6,210,607
Less current portion	(917,041)	(882,854)

Long-term debt net of current portion	$4,633,468	$5,327,753

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

Line of credit

In November 2006, the Company secured an extension to its $5,000,000 line of credit that expired on January 30, 2007. The line of credit bore interest at the current 1-month LIBOR rate plus 2.25%, and was secured by all business assets of the Company. The Company had available $5,000,000 under the line of credit as of December 31, 2006.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 8.67% to 8.88% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

8. STOCK-BASED COMPENSATION—On April 1, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to recognize the cost of employee services received in exchange for grants issued under stock option and employee stock purchase plans, based on the fair value of the awards, and recognized over the vesting period of the plans, using the modified-prospective transition method. Prior to April 1, 2006 the Company measured employee stock-based compensation cost under the provisions of APB Opinion 25 as permitted by SFAS 123, “Accounting for Stock-Based Compensation”. APB Opinion 25 provided for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. As the Company only issued fixed term stock option grants at or above the quoted market price on the date of grant, no compensation expense was recognized in the consolidated statements of income prior to April 1, 2006.

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

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the three and nine months ended December 31, 2006:

	December 31, 2006
	Three Months Ended	Nine Months Ended
Cost of sales	$22,718	$81,153
Selling, general and administrative	125,597	353,992
Research and development	28,125	79,531

Stock-based compensation effect in income before taxes	176,440	514,676
Income taxes	(24,767)	(71,746)

Net stock-based compensation effect on basic earnings per common share	$151,673	$442,930

Stock-based compensation effect on basic earnings per common share	$.03	$.07
Stock-based compensation effect on diluted earnings per common share	$.03	$.09

Unrecognized stock-based compensation expense related to the unvested options is approximately $1.3 million, and will be recorded over the remaining vesting periods of one to ten years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on an annual basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 will be recognized in the period the forfeiture estimate is changed.

Pro forma information required under SFAS No. 123 for periods prior to April 1, 2006, as if the company had accounted for its stock options granted using the fair value method for the three and nine months ended December 31, 2005 was as follows:

	December 31, 2005
	Three Months Ended	Nine Months Ended
Net income, as reported	$662,773	$1,597,473
Deduct: stock-based employee compensation expense determined under fair-value based method, net of income tax effect	102,094	309,110

Net income, pro forma	$560,679	$1,288,363

Basic net income per share as reported	$.15	$.36
Basic net income per share, pro forma	$.13	$.29
Diluted net income per share as reported	$.14	$.35
Diluted net income per share, pro forma	$.12	$.28

The fair value of options issued prior to April 1, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three and Nine months ended
	December 31, 2006	December 31, 2005
Risk Free Interest Rate	4.60%	4.39%
Expected Life	4.86 years	2 years
Expected Volatility	64%	69%
Expected Dividend Yield	0%	0%

The per share weighted average fair value of stock options granted for the three and nine months ended December 31, 2006 and December 31, 2005 was $4.28 and $3.84, respectively.

At December 31, 2006 the Company had three stock option plans under which grants were outstanding during fiscal 2007. The stock options outstanding are for grants issued under the Company’s 1996 Stock Option Plan, the 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 1996 Stock Option Plan

During the fiscal year ended March 31, 1997, the Company adopted a stock option plan, entitled the “1996 Stock Option Plan” (the “1996 Plan”), under which the Company may grant options to purchase up to 300,000 shares of Common Stock. During the fiscal year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of Common Stock that may be granted under the Plan to 900,000. As of December 31, 2006, there were 132,750 options outstanding under the 1996 Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of Common Stock plus any shares of Common Stock remaining available for issuance as of July 22, 2003 under the 1996 Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of December 31, 2006, there were 664,650 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan (the “2006 Plan”) under which the Company may grant options to purchase up to 1,000,000 shares of Common Stock. As of December 31, 2006, there were 61,000 options outstanding under the 2006 Plan.

The 1996 Plan, the 2003 Plan and the 2006 Plan are administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 1996 Plan, the 2003 Plan and the 2006 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 1996 Plan, the 2003 Plan and the 2006 Plan may not be less than the fair market value of the shares of common stock on the date of grant, and may not be granted more than ten years from the date of adoption of each respective plan or exercised more than ten years from the date of grant.

The following table sets forth the Company’s stock option activity during the nine months ended December 31, 2006:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at March 31, 2006	916,875	$6.95
Granted	61,000	8.09
Exercised	(45,000)	4.72
Canceled	(74,475)	7.14

Outstanding at December 31, 2006	858,400	$7.13	3.23	$458,758

Exercisable at December 31, 2006	355,000	$6.20	2.20	$523,237

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2006:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2006	711,250	$2.28
Granted	61,000	4.28
Forfeited	(74,475)	3.16
Vested	(194,375)	3.09

Non-vested as of December 31, 2006	503,400	$3.38

During the year ended March 31, 2004, the Company granted options to purchase an aggregate of 8,000 shares of Common Stock to consultants for services to be provided. These options are exercisable at $7.12 per share, and vest 25% per year on each anniversary date, with an expiration of five years from the date of grant for all options. The Company has valued these at their fair value on the date of grant using the Black-Scholes option-pricing model. The consultants have since ceased performance of services. During the quarter ended September 30, 2006, the Company elected to expense the remaining unamortized amount of $5,940.

9. EARNINGS PER SHARE—Basic earnings per share is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The computations of basic and diluted EPS for the three months ended December 31, 2006 and 2005 are:

	Three months ended
	December 31, 2006	December 31, 2005
Net income	$111,104	$662,773
Weighted average shares outstanding	4,642,041	4,474,756
Basic earnings per share	$.02	$.15
Common stock equivalents	73,274	219,373
Weighted average common and common equivalent shares outstanding	4,715,315	4,694,129
Diluted earnings per share	$.02	$.14

The computations of basic and diluted EPS for the nine months ended December 31, 2006 and 2005 are:

	Nine months ended
	December 31, 2006	December 31, 2005
Net income	$700,656	$1,597,473
Weighted average shares outstanding	4,631,854	4,441,426
Basic earnings per share	$.15	$.36
Common stock equivalents	195,430	122,316
Weighted average common and common equivalent shares outstanding	4,827,284	4,563,742
Diluted earnings per share	$.15	$.35

Item 2.	M anagement’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our judgments and estimates including those related to allowances for doubtful accounts and sales returns, inventory valuation, long-lived assets, business combination purchase price allocation and goodwill impairment, stock-based compensation, product returns and warranty obligations, and the valuation allowance on our deferred tax asset. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 have not changed significantly during the three and nine months ended December 31, 2006, except as follows:

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

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for Micronetics at the end of fiscal 2007. We are currently evaluating the effect of SAB 108 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective in the first quarter of fiscal 2008. We are currently evaluating the effect of this statement on our consolidated financial statements.

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

Results of Operations

Three Months Ended December 31, 2006 compared to December 31, 2005

Net sales

Net sales for the three months ended December 31, 2006 (“Q3 FY 07”) were $5,510,155, a decrease of $1,881,473, or 25% as compared to $7,391,628 for the three months ended December 31, 2005 (“Q3 FY 06”). The decrease in net sales for Q3 FY 07 is primarily attributable to a decrease in net sales of high performance power amplifiers to the commercial market of $1.0 million and the decrease in sales of microwave components and subsystems of $.8 million. Commercial and defense revenues were 65% and 35%, respectively, as a percent of the total revenues for Q3 FY 07, as compared to 64% and 36%, respectively, for Q3 FY 06.

Gross profit margin

Gross profit as a percent of sales decreased for Q3 FY 07 to 39% from 43% for Q3 FY 06. The decrease is primarily attributable to the decrease in the percentage of net sales resulting from sales of high performance power amplifiers which have a higher gross profit margin than other products in our product mix. Stock-based compensation expense included in cost of sales for Q3 FY 07 was $22,718.

Research and development

Research and development (R&D) expense increased $48,019 for Q3 FY 07 as compared to Q3 FY 06. R&D expenses increased to 3.3% of net sales for Q3 FY 07 from 1.8% of net sales for Q3 FY 06. The overall increase in spending was primarily attributable to the increase in stock-based compensation expense of $28,125 associated with R&D.

Selling, general and administrative

Selling, general and administrative (SG&A) expense increased to 26% of net sales for Q3 FY 07 from 23% for Q3 FY 06. SG&A expenses were $1,444,882, down $229,491or 14%, for the three months ended December 31, 2006, as compared to $1,674,373 for December 31, 2005. The overall decrease in spending was primarily attributable to a decrease in salaries, bonus and related expense of $180,000, a $77,000 decrease in commissions expense, a $69,000 decrease in audit and other professional fees and a $24,000 decrease in warranty expense. Theses decreases were offset by stock-based compensation expense of $125,597.

Amortization of intangible assets

Amortization expense was $178,296 for Q3 FY 07 as compared to $246,347 for Q3 FY 06. The decrease is a result of the termination of the amortization of order backlog in the first quarter of fiscal 2007.

Interest expense

Interest expense decreased slightly by $7,542 or 6% for Q3 FY 07 as compared to Q3 FY 06.

Provision for income taxes

The Company’s effective tax rate was 62% for Q3 FY 07 and 39% for Q3 FY 06. The increase in the effective tax rate for Q3 FY 07 is due primarily to a reduction in tax benefits from stock-based compensation expense related to incentive stock options.

Nine Months Ended December 31, 2006 compared to December 31, 2005

Net sales

Net sales for the nine months ended December 31, 2006 were $17,377,919, a decrease of $912,906, or 5% as compared to $18,290,825 for the nine months ended December 31, 2005. The decrease in net sales is primarily attributable to the decrease in sales of microwave components and subsystems. Commercial and defense revenues were 65% and 35%, respectively, as a percent of the total revenues for the nine months ended December 31, 2006, as compared to 60% and 40%, respectively, for the nine months ended December 31, 2005.

Gross profit margin

Gross profit as a percent of sales decreased for the nine months ended December 31, 2006 to 40% from 44% for the nine months ended December 31, 2005. The decrease is primarily attributable to a decrease in the volume of sales of microwave components and subsystems. Stock-based compensation expense included in cost of sales for the nine months ended December 31, 2006 was $81,153.

Research and development

Research and development (R&D) expense increased $199,861 for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005. R&D expenses increased to 3.4% of net sales for the nine months ended December 31, 2006 from 2.1% for the nine months ended December 31, 2005. The overall increase in spending was primarily attributable to the increase in R&D salaries as a result of including the results of Stealth for the full nine months of fiscal 2007 as well as stock-based compensation expense of $79,531.

Selling, general and administrative

Selling, general and administrative (SG&A) expense increased to 25% of net sales for the nine months ended December 31, 2006 from 23% for the nine months ended December 31, 2005. SG&A expenses were $4,281,243, a slight increase of $20,340 or 0.5%, for the nine months ended December 31, 2006 as compared to $4,260,903 for December 31, 2005. The overall increase in spending was primarily attributable to stock-based compensation expense of $353,992, offset by a decrease in salaries, bonus and related expense of $87,000, a $140,000 decrease in commissions expense, and a $96,000 decrease in warranty expense.

Amortization of intangible assets

Amortization expense was $534,887 for the nine months ended December 31, 2006 as compared to $547,450 for the nine months ended December 31, 2005.

Interest expense

Interest expense for the nine months ended December 31, 2006 increased by $75,689 or 29% as compared to December 31, 2005. The increase in interest expense is primarily attributable to the increase in borrowings as a result of the $6.0 million term loan used to finance the Stealth acquisition.

Provision for income taxes

The Company’s effective tax rate was 49% for the nine months ended December 31, 2006 as compared to 39% for the nine months ended December 31, 2005. The increase in the effective tax rate for the nine months ended December 31, 2006 is due primarily to a reduction in tax benefits from stock-based compensation expense related to incentive stock options.

Liquidity and Capital Resources

We finance our operating and investment requirements primarily through cash flow and borrowings. We had cash and working capital at December 31, 2006 of $3,826,752 and $11,623,658, respectively, as compared with cash and working capital of $5,266,580 and $10,336,643, respectively at March 31, 2006. Our current ratio was approximately 4.8 to 1 at December 31, 2006, as compared to 2.8 to 1 at March 31, 2006.

Net cash provided by operating activities was $650,308 during the nine months ended December 31, 2006 as compared to $2,950,768 during the nine months ended December 31, 2005. The primary sources of cash from operating activities were net income of $700,656, adjusted by non-cash charges for depreciation and amortization of $1,216,555 and stock-based compensation of $514,676, and a net decrease in working capital of $2,056,870. The major changes in working capital were decreases in income taxes payable of $1,008,901 and an increase in prepaid expenses of $568,960 as a result of tax payments in Q2 and Q3 FY 07 and a decrease in accrued expenses of $874,662 as a result of incentive compensation payments made in Q2 FY 07, offset by a decrease in accounts receivable of $997,589 as a result of decreased sales in the first nine months of fiscal 2007.

Net cash used in investing activities was $1,166,626 during the nine months ended December 31, 2006 as compared to $6,935,532 during the nine months ended December 31, 2005, as a result of the acquisition of Stealth in Q1 FY 06. Investing activities incurred by the Company during the nine months ended December 31, 2006, included $574,171 of capital expenditures and $500,000 of marketable securities.

Net cash used in financing activities was $923,510 during the nine months ended December 31, 2006 as compared to net cash provided by financing activities of $5,983,174 during the nine months ended December 31, 2005. In the first nine months of fiscal 2007, the Company paid the outstanding balance on its line of credit.

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

In November 2006, we secured an extension to our $5,000,000 line of credit that expired on January 30, 2007. The line of credit bore interest at the current 1-month LIBOR rate plus 2.25%, and was secured by all business assets of the Company. The Company had available $5,000,000 under the line of credit as of December 31, 2006.

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

Off-Balance Sheet Arrangements

Micronetics has no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures – As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company.

Changes in internal control – There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 1a.	Risk Factors.

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

Our stock price has historically been volatile. From April 1, 2005 to December 31, 2006, the trading price of our common stock ranged from $23.31 to $6.77. Many factors may cause the market price of our common stock to fluctuate, including:

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

Recently the European Union (“EU”) implemented two new directives known as the Restriction on Certain Hazardous Substances Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE). These directives place restrictions on the distribution within the EU of certain substances, and require a manufacturer to recycle products containing the restricted substances. We believe that the majority of our products are exempt from the directives because they are used for military purposes rather than by consumers. However, we may not be able to rely on such an exemption until regulators review documentation and issue a ruling on each product. We are redesigning our products that we believe may not be exempt from the directives in order to be able to continue to offer such products for sale in the EU. We may encounter unanticipated delays in the completion of the redesign or in the delivery of any products that are not exempt from the directives. In addition certain products that we maintain in inventory may be rendered obsolete if not in compliance with the directives and may have to be written off. Although we cannot predict the ultimate impact of the directives, they will likely result in additional costs or decreased revenue and could require that we redesign or change how we manufacture our products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Small Business Issuer Purchases of Equity Securities

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) On October 19, 2006, the Company held its Annual Meeting of Shareholders.

(b) Not Applicable

(c) At such meeting, the shareholders of the Company voted:

(1)	To elect five (5) Directors to serve for the ensuing year. The votes cast were as follows:

Nominees	Votes For	Votes Withheld
David Siegel	3,685,300	54,371
David Robbins	3,421,775	317,896
Gerald Hattori	3,601,930	137,741
Stephen Bathelmes, Jr.	3,283,010	456,661
D’Anne Hurd	3,573,820	165,851

(2)	To ratify the selection of Grant Thornton, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2007. The votes cast were as follows:

Votes For	Votes Against	Abstained	Broker Non- Votes
3,596,099	121,890	21,682

(3)	To approve the Company’s 2006 Equity Incentive Plan. The votes case were as follows:

Votes For	Votes Against	Abstained	Broker Non- Votes
1,035,108	570,928	9,251	2,124,384

(d) Not Applicable

Item 5.	Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: February 9, 2007	By:	/s/ DAVID ROBBINS
David Robbins,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 9, 2007	By:	/s/ DIANE BOURQUE
Diane Bourque,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)