Form 10KSB
period 2007-03-31
MICRONETICS  INC
filed 2007-06-29
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Issuer’s revenue for its most recent fiscal year was $23,690,236.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $34,283,075 based on the closing price of $8.76 of the issuer’s common stock, par value $.01 share, as reported by NASDAQ on June 15, 2007.

On June 15, 2007, there were 5,358,217 shares of the issuer’s common stock outstanding.

The Proxy Statement of the registrant to be filed on or before July 31, 2007 is incorporated by reference to Part III herein.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Part I

This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Micronetics, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Description of Business.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Micronetics” we mean Micronetics, Inc. and its subsidiaries.

ITEM 1. Description of Business.

General

Micronetics was incorporated in New Jersey in 1975 and re-incorporated in Delaware in 1987.

In June 2007, we acquired all of the issued and outstanding capital stock of MICA Microwave Corporation (“MICA”), a California corporation located in Manteca, California. The acquisition of MICA was accounted for as a purchase, and the operating results of MICA since the June 5 acquisition date will be included in the consolidated financials for the quarter ending June 30, 2007.

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

Business of Issuer

Headquartered in Hudson, New Hampshire, Micronetics manufactures microwave and radio frequency (RF) components and integrated multifunction subassemblies used in a variety of commercial wireless, defense and aerospace products, including satellite communications, electronic warfare and electronic counter-measures. It also manufactures and designs test equipment, subassemblies and components that are used to test the strength, durability and integrity of signals in communications equipment. Its products are embedded in a variety of radars, electronic warfare systems, guidance systems, wireless telecommunications and satellite equipment. Its microwave devices are used on subassemblies and integrated systems in addition to being sold on a component basis.

Micronetics operates through its five wholly owned subsidiaries, Enon, Micro-Con, MVS, Stealth and MICA. These subsidiaries, along with Micronetics’ NH based facility, manufacture products in three major product categories: RF Microwave Components, Microwave Integrated Multifunction Subassemblies and Test Solutions.

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

The following are descriptions of Micronetics’ three major product categories:

RF Microwave Components:

Micronetics’ RF Microwave Component product family consists of high performance receiver components, noise components, voltage controlled oscillator components and linearized power amplifier components. These components are designed and manufactured at our wholly owned subsidiaries Enon, MVS, Stealth and MICA, as well as at Micronetics’ corporate design center.

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

Micronetics’ wholly owned subsidiary, MICA Microwave specializes in designing and manufacturing broadband mixers and ferrites. Its products offer exceptional performance for systems where spectral purity is important, including IED Jamming, TD-CDMA, WiMAX, and COFDM. MICA also offers a range of mixers and ferrites for other defense uses such as electronic warfare and radar.

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

The defense industry is currently dominated by a small number of large domestic prime contractors and a few large European defense companies with an increasing presence in U.S. markets. The large defense prime contractors have shifted their business strategies to focus on platforms and systems integration and consequently have subcontracted the development of many systems and subsystems.

After a decade of reduced spending, the defense procurement budget has been increasing in recent years. Driven by the need to modernize U.S. forces, increased procurement spending is necessary. As a result, it appears that the current business, political and global security environments are creating new opportunities for mid-tier defense/aerospace manufacturers to develop strategic relationships with prime contractors and provide additional system development and production for the next generation platforms and weapons systems.

Commercial Marketplace

Wireless communication is the transmission of voice and data signals through the air, without a physical connection, such as metal wire or fiber-optic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length, or frequency, and intensity. The range of electromagnetic waves is called the spectrum, which encompasses sound near the low end and light toward the higher end. In between is the radio spectrum that is used in all wireless communications. RF indicates lower frequencies, while “microwave” refers to relatively higher frequencies in the spectrum.

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

•

MAINTAIN DIVERSITY IN THE DEFENSE AND COMMERCIAL MARKETPLACE. We balance business in defense with commercial marketplaces in order to sustain consistent growth. The defense marketplace provides stable growth opportunities with long-range visibility, while the commercial marketplace offers more aggressive growth opportunities. We believe this combined effort promotes stable growth.

Manufacturing

Our components that require automated assembly equipment are generally manufactured by third parties and tested by Micronetics for quality assurance. The production process for these products is usually completed within two to three weeks. Manufacturing of our other products, which involve less automated assembly equipment, takes place at our Hudson, NH, Danbury, CT, Topsfield, MA, Fairfield, NJ, Trenton, NJ, or Manteca, CA facilities. The production process for these products ranges from one to twenty-four weeks. We generally maintain inventory of the raw materials required for production of our products for a period of up to one year.

Micronetics’ Hudson, NH facility, Micro-Con Stealth and MICA are ISO 9001: 2000 certified facilities. Independent ISO 9001 quality system registrars certified these facilities as compliant, following rigorous audits to assess our quality assurance systems against ISO certification requirements. To be in compliance with ISO standards, we had to demonstrate our use of well-documented and highly disciplined controls and processes to ensure consistency and reliability of product quality, interaction with our customers and a continuous effort to improve.

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

During Fiscal 2007 and Fiscal 2006, the approximate mix of sales was 66% and 65% respectively, for commercial applications and 34% and 35% respectively, for defense applications.

Customers

We sell primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or larger Fortune 500 companies with world-wide operations. Our top three largest customers, Aerosat Avionics, LLC, ITT and Solectron accounted for 15.4%, 7.1% and 5.3% of the consolidated sales in Fiscal 2007, respectively. We believe that replacing any of these customers could be difficult.

Other customers of Micronetics include Airspan, Anaren Microwave, Anritsu, Comtech, EADS, IP Wireless, L-3 Communications, Northrop Grumman Corporation, Raytheon, Teradyne, and Thales. In addition, direct government customers include DFAS, Hill AFB, and NAVICP. Our customers generally purchase our products on the basis of purchase orders, rather than long-term supply contracts.

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

Research and Development

Micronetics maintained an engineering staff of 15 individuals as of March 31, 2007, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets.

Such expenditures include the cost of engineering services, engineering-support personnel and overhead allocation. These expenses were $782,329 and $575,247 for Fiscal 2007 and Fiscal 2006, respectively. Research and development expenses have increased from the prior year due to the increase in R&D salaries as a result of including the results of Stealth for the full twelve months of Fiscal 2007 as well as the stock-based compensation expense of $104,541 included in the Fiscal 2007 results.

Micronetics intends to continue its research and development activities and considers these efforts to be vital to its future business expansion and success.

Backlog

Micronetics’ backlog of firm orders was approximately $12.9 million and $10.9 million on March 31, 2007 and 2006, respectively.

Government Regulatory Matters

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

Employees

As of March 31, 2007, we had 112 full-time employees including 30 engaged in management and administration, 15 in engineering, 65 in production and testing and 2 in sales. Management believes that relations with our employees are good.

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

We have registered “Micronetics” and “Innovation For the Future” as trademarks with the U.S. Patent and Trademark Office.

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

Item 1a. Risk Factors.

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

Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate.

•	Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors including:

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

Reduced capital spending and/or negative economic conditions in the United States, Europe as well as other areas of the world have resulted in, and could continue to result in, reduced demand for or increased pricing pressures on our products.

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

Competition for certain key positions and specialized technical personnel in the high-technology industry is strong. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel in a timely manner, particularly in key senior management positions and in our key areas of potential growth. An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans. We may also find it more difficult to attract or retain qualified employees because of our size. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. If we are not successful in attracting, retaining or recruiting qualified employees, including members of senior management, in the future, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

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

Our stock price has historically been volatile. From April 1, 2005 to March 31, 2007, the trading price of our common stock ranged from $23.31 to $6.77. Many factors may cause the market price of our common stock to fluctuate, including:

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

The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability claims by customers and others.

Claims may be asserted against Micronetics by end-users of any of our products. We maintain product liability insurance coverage with an aggregate annual liability coverage limit, regardless of the number of occurrences, of $2.0 million. There is no assurance that such insurance will continue to be available at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against us, lack or insufficiency of insurance coverage could result in substantial cost and could have a material adverse effect on our business.

Our products with military applications are subject to export regulations, which may be costly.

We are required to obtain export licenses before filling foreign orders for many of our products with military or other governmental applications. United States Export Administration regulations control high tech exports like our products for reasons of national security and compliance with foreign policy, to guarantee domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Thus, any foreign sales of our products requiring export licenses must comply with these general policies. Although we have not experienced any significant export licensing problems to date, such problems may arise in the future. In addition, these regulations are subject to change, and any such change may require us to improve our technologies, incur expenses or both in order to comply with such regulations.

We are subject to recently enacted environmental regulation, compliance with which may be costly.

In 2006 the European Union (“EU”) implemented two new directives known as the Restriction on Certain Hazardous Substances Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE). These directives place restrictions on the distribution within the EU of certain substances, and require a manufacturer to recycle products containing the restricted substances. We believe that the majority of our products are exempt from the directives because they are used for military purposes rather than by consumers. However, we may not be able to rely on such an exemption until regulators review documentation and issue a ruling on each product. We are redesigning our products that we believe may not be exempt from the directives in order to be able to continue to offer such products for sale in the EU. We may encounter unanticipated delays in the completion of the redesign or in the delivery of any products that are not exempt from the directives. In addition certain products that we maintain in inventory may be rendered obsolete if not in compliance with the directives and may have to be written off. Although we cannot predict the ultimate impact of the directives, they will likely result in additional costs or decreased revenue and could require that we redesign or change how we manufacture our products.

ITEM 2. Properties.

Our principal manufacturing facility and corporate office is located in 25,000 square feet of general office, warehouse and manufacturing space situated in a 32,000 square foot building that we own. This facility is located in an industrial park in Hudson, NH. Through May 31, 2007 we leased the remaining 7,000 square feet of this facility to an unaffiliated entity. In February 2004, we refinanced our mortgage on this facility, entering into a new five year mortgage payable for $630,000 with interest at 5.75%, payable in monthly installments of $12,107. This loan is secured by the land and the building.

MVS operates out of a 3,700 square foot facility located in Monroe, CT, which is leased from an unaffiliated entity.

Enon operates out of a 5,500 square foot facility located in Topsfield, MA. In March 2003, in connection with the purchase of a portion of a commercial condominium housing the Enon division, we entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 when the balance is due. The commercial condominium and all other tangible property of Enon secure this mortgage. In May 2007, the commercial condominium was sold and the remaining mortgage was settled.

Micro-Con operates out of a 9,600 square foot facility located in Fairfield, NJ, which is leased from an unaffiliated entity.

Stealth operates out of a 7,100 square foot facility located in Trenton, NJ, which is leased from an unaffiliated entity.

MICA operates out of a 20,750 square foot facility located in Manteca, CA, which is leased from an unaffiliated entity.

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

The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 2005 until March 31, 2007 as reported by NASDAQ, were as follows:

Bid Prices

Quarter Ended	High	Low
Fiscal 2006
First Quarter	8.98	7.18
Second Quarter	10.95	7.00
Third Quarter	12.57	8.09
Fourth Quarter	23.31	11.30

Fiscal 2007
First Quarter	22.81	10.64
Second Quarter	17.74	7.26
Third Quarter	8.58	6.69
Fourth Quarter	9.25	6.90

(b) The number of holders of record of the common stock as of June 15, 2007 was 235. Micronetics believes that there are a substantially greater number of beneficial owners of shares of its common stock who maintain their shares in “street” name. On June 15, 2007, the last sale price of the common stock as reported by NASDAQ was $8.76 per share.

(c) Micronetics has not paid any cash dividends during its two most recent fiscal years, nor during any subsequent interim period. Under its loan agreements, it is restricted from paying dividends without the consent of the bank.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans and warrants approved by security holders	796,825	$7.29	939,000
Equity compensation plans not approved by security holders	—	—	—

Total	796,825	$7.29	939,000

ITEM 6. Selected Financial Data

	Years ended March 31, (in thousands, except earnings per share)
	2007	2006	2005	2004	2003
Net sales	$23,690	$26,909	$14,059	$13,832	$10,676
Gross profit	$9,377	$11,695	$6,421	$6,294	$4,711
Gross profit	40%	43%	46%	46%	44%
Net income	$1,041	$2,540	$1,275	$1,511	$1,189
Earnings per common share
—basic	$0.22	$0.57	$0.29	$0.34	$0.27
Basic weighted average shares	4,637	4,465	4,375	4,389	4,387
Earnings per common share
—diluted	$0.22	$0.54	$0.29	$0.34	$0.27
Diluted weighted average shares	4,789	4,697	4,452	4,474	4,468
Total assets	$29,819	$27,748	$14,636	$12,964	$12,123
Total current liabilities	$5,487	$5,598	$1,918	$2,051	$1,491
Long-term debt, net of current portion	$5,633	$5,328	$734	$920	$1,548
Other long-term liabilities	$722	$963	$170	$163	$—

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles. This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed under the heading “Risk Factors” and elsewhere in this annual report.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the company also elects to apply the provisions of SFAS 157. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for Micronetics at the end of Fiscal 2007. The adoption of SAB 108 did not have a material effect on our consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective in the first quarter of Fiscal 2008. We are currently evaluating the effect of this statement on our consolidated financial statements, but do not expect it will have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The accounting provisions of FIN 48 will be effective beginning April 1, 2007. We are in the process of evaluating the effect the adoption of FIN 48 on our consolidated financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our judgments and estimates including those related to allowances for doubtful accounts and sales returns, inventory valuation and obsolescence, long-lived assets, business combination purchase price allocation and goodwill impairment, stock-based compensation, warranty obligations, and the valuation allowance on our deferred tax asset. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition And Product Warranties

We generate revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. Our products are primarily hardware components, and to a lesser extent bundled hardware components and software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

Advance payments received from customers prior to product shipment are recorded as deferred revenue.

We record amounts for shipping and handling fees billed to customers as revenue. The cost of shipping and handling fees are recorded as a component of cost of sales.

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

Valuation Of Long-Lived Assets, Goodwill And Intangible Assets And Their Impairment

We assess the need to record impairment losses on long-lived assets, including fixed assets, goodwill and other intangible assets, to be held and used in operations, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at their lower of the carrying value or fair value less costs to sell. Additionally, goodwill is assessed for impairment on an annual basis in accordance with the provisions of SFAS 142. We completed the annual impairment test for FY 2007 in the fiscal fourth quarter and determined that no impairment exists.

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

Stock Compensation Expense

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

Income Taxes And Valuation Allowances

We recognize income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2007 and 2006.

Results of Operations

Fiscal 2007 versus Fiscal 2006

The Consolidated Statement of Income for the twelve months ended March 31, 2006 includes the operations of Stealth from the acquisition date of June 10, 2005.

Net sales

Net sales for Fiscal 2007 were $23,690,236, a decrease of $3,218,375 or 12% as compared to net sales of $26,908,611 for Fiscal 2006. The decrease in net sales for the fiscal year is primarily attributable to a decrease in net sales of high performance power amplifiers to the commercial market of $2.3 million and the decrease in sales of microwave components of $2.0 million offset by growth in the high performance components, voltage controlled components and microwave integrated multifunction subassemblies of approximately $1.0 million. Foreign sales accounted for approximately $5,225,943 and $9,072,925 in Fiscal 2007 and Fiscal 2006, respectively. The decrease is primarily attributable to the decrease in foreign sales related to high performance power amplifiers shipped to the United Kingdom.

Gross profit margin

Gross profit as a percent of sales decreased in Fiscal 2007 to 40% from 43% in Fiscal 2006. The decrease is primarily attributable to the decrease in the percentage of net sales resulting from sales of high performance power amplifiers which have a higher gross profit margin percentage than other products in our product mix. Stock-based compensation expense included in cost of sales for Fiscal 2007 was $104,318.

Research and development

Research and development (“R&D”) expense increased to 3% of net sales in Fiscal 2007 from 2% in Fiscal 2006. R&D expenses increased $207,082, or 36% for Fiscal 2007 as compared to Fiscal 2006 primarily due to the increase in stock-based compensation expense of $104,541 associated with R&D.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense increased to 24% of net sales in Fiscal 2007 from 23% in Fiscal 2006, primarily due to the decline in net sales. However, SG&A expenses declined $409,987 or 7% to $5,684,165 for Fiscal 2007, as compared to $6,094,152 for Fiscal 2006. The overall decrease in spending was primarily attributable to a decrease in bonus expense of $560,000, a $205,000 decrease in commissions expense, a $78,000 decrease in legal expenses and a $179,000 decrease in warranty expense. These decreases were offset by stock-based compensation expense of $462,000 and an increase in audit expenses of $145,000 primarily related to audit fees incurred in conjunction with the acquisition of MICA Microwave Corporation.

Amortization of intangible assets

Amortization expense attributable to the intangible assets related to the acquisition of Stealth was $751,819 in Fiscal 2007 as compared to $793,817 in Fiscal 2006. The decrease is a result of the termination of the amortization of order backlog in the first quarter of Fiscal 2007.

Interest expense

Interest expense increased $56,872 or 15% to $428,988 for Fiscal 2007 as compared to $372,116 in Fiscal 2006. The increase in interest expense was primarily attributable to the increase in borrowings in June of Fiscal 2006 as a result of the $6.0 million term loan used to finance the Stealth acquisition.

Provision for income taxes

Our effective tax rate was 48% for Fiscal 2007 as compared to 37% for Fiscal 2006. The increase in the effective tax rate for Fiscal 2007 is due primarily to a reduction in tax benefits from stock-based compensation expense related to incentive stock options, as well as a reduction in tax benefits associated with export sales.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. We had cash and working capital at March 31, 2007 of $7,058,524 and $11,836,943, respectively, as compared with cash and working capital of $5,266,580 and $10,336,643, respectively at March 31, 2006. Our current ratio was approximately 3.16 to 1 at March 31, 2007, as compared to 2.85 to 1 at March 31, 2006.

Net cash provided by operating activities was $2,611,173 in Fiscal 2007 compared to $5,665,410 during Fiscal 2006. The reduction in net cash provided by operating activities was primarily the result of a decrease in net income of $1,498,862 and a net increase in working capital of $2,025,455 offset by $670,995 in stock-based compensation expense. The major changes in working capital were decreases in income taxes payable of $1,008,901 and an increase in prepaid expenses of $836,129 as a result of tax deposit payments in fiscal 2007 and an increase in accrued expenses of $696,278 as a result of the final $1,500,000 earnout payment earned in Fiscal 2007 related to the acquisition of Stealth.

Net cash used in investing activities was $1,614,286 during Fiscal 2007 as compared to $9,125,394 in Fiscal 2006 as a result of the acquisition of Stealth in Fiscal 2006. Investing activities incurred by the Company during Fiscal 2007 included $604,561 of capital expenditures offset by the sale of marketable securities of $582,730.

Net cash provided by financing activities was $795,057 during Fiscal 2007 as compared to $6,348,671 during Fiscal 2006, primarily as a result of the proceeds from the new Citizens term loan of $6.5 million offset by payments against the TD Banknorth term loan, line of credit and mortgages of $6,090,935.

Term Loan and Revolver

In March 2007, we entered into a credit facility consisting of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit, which replaced our existing $6.0 million term loan entered into in June 2005.

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the LIBOR rate plus 1.8%, which at March 31, 2007 was 7.15%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current LIBOR rate plus 1.8% at March 31, 2007. We had $5.0 million available under the line at March 31, 2007.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At March 31, 2007, we were in compliance with all financial debt covenants.

Mortgage payable, NH

In February 2004, Micronetics refinanced the mortgage on its headquarters, entering into a new five-year mortgage payable for $630,000. The note bears interest at 5.75% per annum and is payable in monthly installments, including interest, of $12,107. This loan is secured by the land and building of Micronetics’ headquarters.

Mortgage payable, MA

In March 2003, in connection with the purchase of a portion of a commercial condominium housing Micronetics’ Enon division, Micronetics entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 at which time the balance of approximately $223,000 is due. The commercial condominium and all other tangible property of Enon secure this mortgage. In May 2007, the commercial condominium was sold and the remaining mortgage was settled.

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

Acquisition

On June 5, 2007, the Company acquired MICA Microwave, Inc. (“MICA”), a California corporation in a merger transaction pursuant to which MICA became a wholly-owned subsidiary of Micronetics, and the holders of MICA common stock were paid $3.0 million in cash and $2.0 million in shares of Micronetics’ common stock subject to a post-closing adjustment based upon MICA’s net worth on the closing date. The acquisition of MICA will provide a broader range of RF/Microwave products, including high performance mixers and ferrites to the Company, and will provide the Company with further integrated microwave sub-systems and systems solutions.

Off-Balance Sheet Arrangements

Micronetics has no off-balance sheet arrangements.

ITEM 8.	Financial Statements.

This information is contained on pages F-1 through F-23 hereof.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

N/A

ITEM 9A. Controls and Procedures

Evaluation of disclosure controls and procedures—As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company.

Changes in internal control—There were no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended March 31, 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

The information to be contained in Items 9-12 and 14 herein is incorporated by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before July 30, 2007.

ITEM 10. Exhibits.

(a) Exhibits.

2.1	Stock Purchase Agreement among Micronetics, Inc., and the Stockholders of Stealth Microwave, Inc.,
dated June 10, 2005 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

2.2	Earnout Agreement, dated June 10, 2005, among Micronetics, Inc., Stealth Microwave, Inc., the Stockholders of Stealth Microwave, Inc. and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr. and Brian E. Eggleston as the representatives of the stockholders (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

2.3	Amendment No. 1 to Earnout Agreement, dated as of February 9, 2006, among Micronetics, Inc., Stealth Microwave, Inc.; and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr., and Brian E. Eggleston, as representatives of the Sellers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed by the Company on February 10, 2006).

2.4	Agreement of Merger and Plan of Reorganization among Micronetics, Inc., Del Merger Subsidiary, Inc., MICA Microwave Corporation, Frederick Mills, Individually, and Frederick Mills, As the Stockholders’ Representative, dated June 5, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 5, 2007).

2.5	Company Stockholders’ Agreement, by and among Micronetics, Inc., MICA Microwave Corporation, Del Merger Subsidiary, Inc., the Stockholders of MICA Microwave Corporation listed on Exhibit A thereto, Frederick Mills, individually, and Frederick Mills as the Stockholders’ Representative, dated June 5, 2007 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 5, 2007).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-16453 (the “Registration Statement”)).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on March 17, 2006).

4.1	Specimen certificate for common stock of Micronetics, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement.

10.1	First Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-46646 filed on Form S-8 filed on September 26, 2000).*

10.2	2003 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 24, 2003).*

10.3	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on July 31, 2006.

10.4	Mortgage Note dated February 13, 2004 by the Company to Banknorth, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on form 10-KSB for its fiscal year ended March 31, 2004 (“Fiscal 2004”)).

10.5	Mortgage Deed and Security Agreement dated February 13, 2004 between the Company and Banknorth, N.A. (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report for Fiscal 2004).

10.6	Amended and Restated 401(k) Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005).*

10.7	Revolving Loan and Security Agreement, dated as of May 10, 2005, between Micronetics, Inc. and TD Banknorth, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 16, 2005).

10.8	Promissory Note, dated as of May 10, 2005, issued by Micronetics, Inc. to TD Banknorth N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on May 16, 2005).

10.9	Term Loan Agreement, between Micronetics, Inc. and TD Banknorth N.A., dated as of June 10, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

10.10	Term Note, issued by Micronetics to TD Banknorth N.A., dated as of June 10, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

10.11	Change in Terms Agreement dated August 15, 2005 between Micronetics, as borrower and TD Banknorth, N.A., as Lender (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed by the Company on August 18, 2005).

10.12	Amended and Restated Employment Agreement, dated as of June 26, 2006, between Stealth Microwave, Inc. and Stephen N. Barthelmes, Jr. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed by the Company on June 29, 2006).*

10.13	Amended and Restated Employment Agreement, dated as of June 26, 2006, between Stealth Microwave, Inc. and Brian E. Eggleston (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB filed by the Company on June 29, 2006).*

10.14	Commercial Loan Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.15	Revolving Credit Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.16	Term Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.17	Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.18	Security Agreement (Intellectual Property), dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.19	Stock Pledge and Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.20	Employment Agreement between MICA Microwave Corporation and Frederick Mills dated June 5, 2007 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Company on June 5, 2007).*

21	List of Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP dated June 27, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONETICS, INC.

Dated: June 29, 2007	By:	/S/ DAVID ROBBINS
David Robbins, President and Chief Executive Officer Principal Executive Officer

In accordance with the Exchange Act this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ROBBINS David Robbins	President and Chief Executive Officer (Principal Executive Officer)	June 29, 2007

/s/ DAVID SIEGEL David Siegel	Director	June 29, 2007

/s/ DOROTHY ANNE HURD Dorothy Anne Hurd	Director	June 29, 2007

/s/ GERALD HATTORI Gerald Hattori	Director	June 29, 2007

/s/ STEPHEN BARTHELMES JR. Stephen Barthelmes Jr.	Director	June 29, 2007

/s/ DIANE L. BOURQUE Diane L. Bourque	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Micronetics, Inc.

We have audited the accompanying consolidated balance sheets of Micronetics, Inc. and subsidiaries as of March 31, 2007 and March 31, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments to conform to Statement of Financial Accounting Standards No. 123R as of April 1, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronetics, Inc. and subsidiaries as of March 31, 2007 and March 31, 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Boston, Massachusetts June 27, 2007

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,058,524	$5,266,580
Marketable securities	—	582,730
Accounts receivable, net of allowance for doubtful accounts of $297,886 and $367,268 in March 31, 2007 and March 31, 2006, respectively	3,932,029	4,267,744
Inventories, net	5,548,691	5,728,590
Prepaid expenses and other current assets	784,649	89,553

Total current assets	17,323,893	15,935,197

Property, plant and equipment, net	4,017,465	4,316,941
Other assets:
Security deposits	12,302	9,762
Other long term assets	138,493	—
Intangible assets, net of accumulated amortization	2,344,364	3,096,183
Goodwill	5,982,709	4,390,254

Total other assets	8,477,868	7,496,199

TOTAL ASSETS	$29,819,226	$27,748,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$475,972
Current portion of long-term debt	1,449,443	882,854
Accounts payable	695,142	584,740
Accrued expenses	3,342,365	2,646,087
Income taxes payable	—	1,008,901

Total current liabilities	5,486,950	5,598,554
Long-term debt, net of current portion	5,633,386	5,327,753
Deferred tax liability	721,917	963,059

Total liabilities	11,842,253	11,889,366

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,025,457 and 4,955,582 shares issued and outstanding at March 31, 2007 and March 31, 2006, respectively	50,255	49,556
Additional paid-in capital	8,541,274	7,464,691
Retained earnings	10,912,458	9,871,738

	19,503,987	17,385,985
Treasury stock at cost, 358,541 shares at March 31, 2007 and March 31, 2006	(1,527,014)	(1,527,014)

Total shareholders’ equity	17,976,973	15,858,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,819,226	$27,748,337

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2007	2006
Net sales	$23,690,236	$26,908,611
Cost of sales	14,313,091	15,213,567

Gross profit	9,377,145	11,695,044

Operating expenses:
Research and development	782,329	575,247
Selling, general and administrative	5,684,165	6,094,152
Amortization of intangible assets	751,819	793,817

Total operating expenses	7,218,313	7,463,216

Income from operations	2,158,832	4,231,828
Other (expense) income
Interest income	195,641	92,914
Interest expense	(428,988)	(372,116)
Rental income	33,425	26,045
Miscellaneous income	43,679	42,139

Total other (expense)	(156,243)	(211,018)

Income before provision for income taxes	2,002,589	4,020,810
Provision for income taxes	961,869	1,481,228

Net income	$1,040,720	$2,539,582

Earnings per common share
Basic	$0.22	$0.57

Diluted	$0.22	$0.54

Weighted average common shares outstanding
Basic	4,637,528	4,464,959

Diluted	4,789,232	4,696,884

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares	Stock par value	Additional paid-in capital	Retained earnings	Treasury stock	Total
Balance at March 31, 2005	4,769,872	47,699	5,961,693	7,332,156	(1,527,014)	11,814,534
Exercise of stock options	190,635	1,906	842,553	—	—	844,459
Retired stock	(4,925)	(49)	(49)	—	—	(98)
Issuance of options for service	—	—	6,780	—	—	6,780
Tax benefit from the exercise of stock options	—	—	619,975	—	—	619,975
Return of proceeds from short swing trade	—	—	33,739	—	—	33,739
Net income	—	—	—	2,539,582	—	2,539,582

Balance at March 31, 2006	4,955,582	$49,556	$7,464,691	$9,871,738	$(1,527,014)	$15,858,971
Exercise of stock options	69,875	699	350,448	—	—	351,147
Issuance of options for service	—	—	7,480	—	—	7,480
Tax benefit from the exercise of stock options	—	—	47,660	—	—	47,660
Stock-based compensation	—	—	670,995	—	—	670,995
Net income	—	—	—	1,040,720	—	1,040,720

Balance at March 31, 2007	5,025,457	$50,255	$8,541,274	$10,912,458	$(1,527,014)	$17,976,973

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2007	2006
Cash flow from operating activities
Net income	$1,040,720	$2,539,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,655,856	1,577,494
Stock-based compensation expense	670,995	—
Unrealized gain from marketable securities	—	(19,928)
Provision (reduction) for allowances on accounts receivable	(66,221)	286,284
Provision for inventory obsolescence and losses	495,964	309,620
Non-cash charges for options issued for services	7,480	6,780
Deferred taxes	(241,142)	(727,373)
Tax benefit upon exercise of stock options	—	619,975

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	401,936	(830,013)
Inventories	(316,065)	(376,829)
Income taxes payable	(1,008,901)	598,120
Prepaid expenses, other current assets, and other assets	(836,129)	145,076
Accounts payable	110,402	(80,088)
Accrued expenses and deferred revenue	696,278	1,616,710

Net cash provided by operating activities	2,611,173	5,665,410

Cash flows used in investing activities:
Sale of marketable securities	582,730	—
Purchase of equipment	(604,561)	(1,020,540)
Investment in Stealth acquisition, net of cash acquired	(1,592,455)	(8,104,854)

Net cash used in investing activities	(1,614,286)	(9,125,394)

Cash flows from financing activities:
Proceeds from the line of credit	—	225,974
Proceeds from the term loan	6,500,000	6,000,000
Repayments on the line of credit	(475,972)	—
Repayments on mortgages and term loan	(5,614,964)	(699,466)
Repayments of capital leases	(12,814)	(55,937)
Tax benefit upon exercise of stock options	47,660	—
Proceeds from exercise of stock options	351,147	844,361
Proceeds from short-swing trade	—	33,739

Net cash provided by financing activities	795,057	6,348,671

Net increase in cash and cash equivalents	1,791,944	2,888,687
Cash and cash equivalents at beginning of period	5,266,580	2,377,893

Cash and cash equivalents at end of period	$7,058,524	$5,266,580

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$435,312	$335,910

Income taxes	$2,704,899	$855,573

Non-Cash Activities

In FY 2004, the Company issued 8,000 options to purchase shares of common stock for legal services which were terminated in Fiscal 2007. The remaining unamortized amount was expensed in Fiscal 2007. The company reported expense of $7,480 and $6,780 for the fiscal years ended March 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

Use of estimates—US generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments include revenue recognition, assumptions used in stock option and goodwill valuations, reserves for accounts receivable and inventories, useful lives of property, plant and equipment, purchase price allocation, intangibles, accrued liabilities, and deferred income taxes and various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

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

Shipping and handling fees—The Company records shipping and handling fees billed to customers as revenue. Shipping and handling costs are reported as a component of cost of sales.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

Fair value of financial instruments—The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses approximate fair value because of the relatively short maturity of these instruments. The carrying-amount and fair value of the Company’s long-term debt as of March 31, 2007 and 2006 is presented in Note 19.

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

Inventories—Inventories are valued at the lower of cost or market (net realizable value), determined using the first-in, first-out method. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company’s products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Inventories that are in excess of future requirements are written down their estimated value based upon projected demand. Although management makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in the company’s our inventories and operating results could be affected accordingly.

Property, plant and equipment—Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	Up to 40 years
Machinery and equipment	3-7 years
Furniture and fixtures	7 years
Leasehold improvements	lesser of the lease term or useful life

Goodwill and intangible assets—Intangible assets consist of certain identifiable assets resulting from business combinations, including intellectual property, customer relationships, backlog and non-compete covenants. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but rather, is tested annually for impairment. The Company recorded goodwill aggregating $6.0 million and $4.4 million at March 31, 2007 and 2006, respectively, related to the acquisitions of Stealth in June 2005.

Impairment of long-lived assets—The Company assesses the need to record impairment losses on long-lived assets, including fixed assets, goodwill and other intangible assets, to be held and used in operations, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at their lower of the carrying value or fair value less costs to sell. Additionally, goodwill is assessed for impairment on an annual basis in accordance with the provisions of SFAS 142. The Company completed the annual impairment test for FY 2007 in the fiscal fourth quarter and has determined that no impairment exists.

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

Research and development—Research and development costs are accounted for in accordance with SFAS 2, “Accounting for Research and Development Costs”. As such, research and development costs are charged to expense when incurred. The amounts expended for the years ended March 31, 2007 and 2006 were $782,329 and $575,247, respectively.

Advertising costs—Advertising costs are expensed as incurred and are reported as a component of “Sales, general and administrative” expenses in the company’s consolidated statements of income. Advertising expenses were $64,026 in Fiscal 2007 and $107,900 in Fiscal 2006.

Income taxes—The Company calculates its provision for federal and state income taxes based on current tax law and recognizes income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2007 and 2006.

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

Off-balance sheet arrangements—The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of March 31, 2007, the Company was not involved in any unconsolidated SPE transactions.

Recent accounting pronouncements—In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

qualitative factors are considered, is material. SAB 108 is effective for Micronetics at the end of fiscal 2007. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective in the first quarter of fiscal 2008. We are currently evaluating the effect of this statement on our consolidated financial statements. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The accounting provisions of FIN 48 will be effective beginning April 1, 2007. The Company is in the process of evaluating the effect the adoption of FIN 48 on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

2. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

On June 10, 2005, the Company acquired all of the issued and outstanding capital stock of Stealth, a New Jersey corporation pursuant to the terms and conditions of a Stock Purchase Agreement between the Company and the stockholders of Stealth (the “Sellers”). Under the terms of the Stock Purchase Agreement, the Company initially paid $6.7 million in cash to the Sellers, $400,000 of which had been placed in escrow for one year to secure certain indemnification obligations of the Sellers to the Company under the Stock Purchase Agreement. Additional legal and accounting related fees for the acquisition totaled approximately $550,000, bringing the total cash price to approximately $7.2 million. Additionally, subject to Stealth meeting certain financial targets for each of the years ending March 31, 2006 and March 31, 2007, the Company agreed to pay up to an aggregate of $3.3 million in earnout payments to the Sellers, which may be accelerated upon the occurrence of certain events, including a change of control of the Company or Stealth. As of March 31, 2006, the Company recorded as an adjustment to goodwill $1.8 million in earnout payments made to the Sellers, based on meeting certain financial targets as provided for under the Stock Purchase Agreement. The acquisition of Stealth provides a broader range of RF/Microwave products, including linear power amplifiers to the Company, and provides the Company with further integrated systems solutions. The following table summarizes the preliminary estimated fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

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

The acquisition of Stealth is accounted for as a purchase under SFAS 141, “Business Combinations”. Accordingly, the operating results of Stealth have been included in the Company’s consolidated financial statements since the June 10, 2005 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be one to seven years and has included them in intangible assets, net, in the accompanying consolidated balance sheets as of March 31, 2007. The values assigned to intangible assets were based on an independent appraisal. The allocation of the purchase price is preliminary and may be subject to adjustments.

Intangible assets subject to amortization include:

	March 31, 2007				March 31, 2006
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	7	$2,950	$761	$2,189	$2,950	$340	$2,610
Covenants not to compete	2	480	433	47	480	193	287
Order backlog	1	290	290	—	290	234	56
Developed technology- drawings	5	170	62	108	170	27	143

Total intangibles		$3,890	$1,546	$2,344	$3,890	$794	$3,096

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. Amortization expense was $751,819 and $793,817 in Fiscal 2007 and 2006, respectively. The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years.

($ in thousands)
2008	$502
2009	455
2010	455
2011	428
2012	422
Thereafter	82

Total	$2,344

Changes in the carrying amount of goodwill for the Fiscal 2007 and Fiscal 2006 are as follows:

	2007	2006
Balance at beginning of period	$4,390,254	$1,117,197
Acquisitions	—	3,273,057
Purchase accounting adjustments	1,592,455	—

Balance at end of period	$5,982,709	$4,390,254

The Company recorded as an adjustment to goodwill the final earnout payment of $1.5 million earned by the former stockholders of Stealth as of March 31, 2007, based on meeting certain financial targets as provided for under the Stock Purchase Agreement.

The following table sets forth certain pro forma results for the Fiscal year ended March 31, 2006 if the acquisition of Stealth had taken place on April 1, 2005:

March 31, 2006 (in thousands except earnings per share)
Proforma revenue	$28,226
Proforma net income (1)	$2,668
Proforma earnings per share
Basic	$.60
Diluted	$.57

(1)	Non-recurring legal fees of approximately $90,000 related to the acquisition impacted the year ended March 31, 2006 pro forma results by approximately $.02 per share.

3. ACCOUNTS RECEIVABLE, NET

At March 31, 2007 and 2006 accounts receivable, net of allowances consisted of the following:

	2007	2006
Accounts receivable	$4,229,915	$4,635,012
Less allowances	(297,886)	(367,268)

	$3,932,029	$4,267,744

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

The activity related to the Company’s allowances for doubtful accounts on accounts receivable for Fiscal 2007 and Fiscal 2006 is as follows:

	2007	2006
Balance at beginning of period	$367,268	$66,625
Charged to costs and expenses	(66,221)	286,284
Acquired balance in business acquisition	—	14,359
Deductions and write-offs	(3,161)	—

Balance at end of period	$297,886	$367,268

4. INVENTORIES, NET

At March 31, 2007 and 2006 inventories consisted of the following:

	2007	2006
Raw materials	$4,072,116	$4,046,085
Work in process	1,339,160	1,207,982
Finished goods	717,534	808,993

	6,128,810	6,063,060
Less:
allowance for obsolescence	(580,119)	(334,470)

	$5,548,691	$5,728,590

5. PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2007 and 2006, property, plant and equipment, net consisted of the following:

	2007	2006
Land	$162,000	$162,000
Buildings and leasehold improvements	1,555,106	1,638,833
Machinery and equipment	7,877,654	8,484,225
Furniture and fixtures, and other	286,516	286,516

	9,881,276	10,571,574
Less accumulated depreciation	(5,863,811)	(6,254,633)

	$4,017,465	$4,316,941

During Fiscal 2007, the Company disposed of approximately $1.2 million of fully depreciated assets that were no longer in service.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

6. ACCRUED EXPENSES

At March 31, 2007 and 2006 accrued expenses consisted of the following:

	2007	2006
Unbilled payables	$169,755	$269,315
Professional fees	261,372	88,616
Payroll, benefits and related taxes	1,195,273	2,017,991
Warranty	100,178	128,401
Miscellaneous	1,615,787	141,764

	$3,342,365	$2,646,087

Included in accrued payroll are bonuses of $572,951 and $1,285,260 for Fiscal 2007 and Fiscal 2006, respectively. Miscellaneous accrued expenses at March 31, 2007 includes the $1.5 million earnout payment due to the former stockholders of Stealth.

7. ACCRUED WARRANTY

The Company provides one-year warranties on all of its products covering both parts and labor. Micronetics, at its option, repairs or replaces products that are defective during the warranty period if the proper preventative maintenance procedures have been followed by the customer.

Product warranty activity in Fiscal 2007 and Fiscal 2006 are as follows:

	2007	2006
Balance at beginning of period	$128,401	$—
Accruals for warranties	36,171	143,240
Charges to accrual for warranty costs	(64,394)	(14,839)

Balance at end of period	$100,178	$128,401

8. LONG-TERM DEBT

At March 31, 2007 and 2006 long-term debt consisted of the following:

	2007	2006
New term loan	$6,500,000	$—
Old term loan	—	5,477,720
Mortgage payable, NH	264,076	389,816
Mortgage payable, MA	310,531	322,035
Capital leases	8,222	21,036

Total	7,082,829	6,210,607
Less current portion	1,449,443	882,854

Long-term debt net of current portion	$5,633,386	$5,327,753

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit, which replaced the existing $6.0 million term loan entered into in June 2005.

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the LIBOR rate plus 1.8%, which at March 31, 2007 was 7.15%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current LIBOR rate plus 1.8%. The company had $5.0 million available under the line at March 31, 2007.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At March 31, 2007, the Company was in compliance with all financial debt covenants.

In June 2005, the Company secured a term loan in the amount of $6.0 million, the proceeds of which were used for the acquisition of Stealth. The outstanding balance on the old term loan was paid in March 2007.

Mortgage payable, NH

In February 2004, Micronetics refinanced the mortgage on its headquarters, entering into a new five-year mortgage payable for $630,000. The note bears interest at 5.75% per annum and is payable in monthly installments, including interest, of $12,107. This loan is secured by the land and building of Micronetics’ headquarters.

Mortgage payable, MA

In March 2003, in connection with the purchase of a portion of a commercial condominium housing Micronetics’ Enon division, Micronetics entered into a mortgage payable for $352,750. The note bears interest at 5.25% per annum and is payable in monthly installments of $2,391, including interest, until March 2013 at which time the balance of approximately $223,000 will be outstanding. The commercial condominium and all other tangible property of Enon secure this mortgage. In May 2007, the commercial condominium was sold and the remaining mortgage was settled.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 8.67% to 8.88% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

Aggregate annual maturities of long-term debt, including capital leases and line of credit, are as follows:

Fiscal year ending March 31,	Capital lease Obligations	Mortgages and notes payable	Total
2008	$3,356	$1,446,087	$1,449,443
2009	3,356	1,443,609	1,446,965
2010	1,510	1,313,890	1,315,400
2011	—	1,314,648	1,314,648
2012	—	1,315,411	1,315,411
Thereafter	—	240,962	240,962

	$8,222	$7,074,607	$7,082,829

9. STOCK- BASED COMPENSATION

On April 1, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to recognize the cost of employee services received in exchange for grants issued under stock option and employee stock purchase plans, based on the fair value of the awards, and recognized over the vesting period of the plans, using the modified-prospective transition method. Prior to April 1, 2006 the Company measured employee stock-based compensation cost under the provisions of APB Opinion 25 as permitted by SFAS 123, “Accounting for Stock-Based Compensation”. APB Opinion 25 provided for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. As the Company only issued fixed term stock option grants at or above the quoted market price on the date of grant, no compensation expense was recognized in the consolidated statements of income prior to April 1, 2006.

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

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the fiscal year 2007:

March 31, 2007
Cost of sales	$104,318
Selling, general and administrative	462,136
Research and development	104,541

Stock-based compensation effect in income before taxes	670,995
Income taxes	(108,178)

Net stock-based compensation effect on basic earnings per common share	$562,817

Stock-based compensation effect on basic earnings per common share	$.12
Stock-based compensation effect on diluted earnings per common share	$.12

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

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

Pro forma information required under SFAS No. 123 for periods prior to April 1, 2006, as if the company had accounted for its stock options granted using the fair value method for fiscal year 2006 as follows:

March 31, 2006
Net income, as reported	$2,539,582
Deduct: stock-based employee compensation expense determined under fair-value based method, net of income tax effect	380,162

Net income, pro forma	$2,159,420

Basic net income per share as reported	$.57
Basic net income per share, pro forma	$.49
Diluted net income per share as reported	$.54
Diluted net income per share, pro forma	$.46

The fair value of options issued prior to April 1, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal years ended March 31, 2007 and 2006 are:

	2007	2006
Risk Free Interest Rate	4.60%	3.87%
Expected Life	4.86 years	2 years
Expected Volatility	64%	68%
Expected Dividend Yield	0%	0%

The per share weighted average fair value of stock options granted for the fiscal years ended March 31, 2007 and 2006 was $4.28 and $3.38, respectively.

10. PREFERRED STOCK

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

11. SHAREHOLDERS’ EQUITY

During the years ended March 31, 2007 and 2006, the Company issued a total of 69,875 and 190,635 shares, respectively, for net proceeds of $351,147 and $844,459, respectively, upon the exercise of stock options granted under the Company’s various option plans.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

12. STOCK OPTION PLANS AND STOCK COMPENSATION AGREEMENTS

At March 31, 2007 the Company had three stock option plans under which grants were outstanding during fiscal 2007. The stock options outstanding are for grants issued under the Company’s 1996 Stock Option Plan, the 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 1996 Stock Option Plan

During the fiscal year ended March 31, 1997, the Company adopted a stock option plan, entitled the “1996 Stock Option Plan” (the “1996 Plan”), under which the Company may grant options to purchase up to 300,000 shares of common stock. During the fiscal year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of common stock that may be granted under the Plan to 900,000. As of March 31, 2007, there were 132,750 options outstanding under the 1996 Plan. In 2003, the Board of Directors determined that it would not issue any new option awards under the 1996 Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of March 31, 2007, there were 664,650 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan (the “2006 Plan”) under which the Company may grant options to purchase up to 1,000,000 shares of common stock. As of March 31, 2007, there were 61,000 options outstanding under the 2006 Plan.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

The following table sets forth the Company’s stock option activity during the year ended March 31, 2007:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at March 31, 2006	916,875	$6.95
Granted	61,000	8.09
Exercised	(69,875)	5.03
Canceled	(111,175)	6.39

Outstanding at March 31, 2007	796,825	$7.29	3.09	$193,652

Exercisable at March 31, 2007	315,800	$6.35	1.98	$304,681

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2007:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2006	711,250	$2.28
Granted	61,000	4.28
Forfeited	(78,725)	4.81
Vested	(212,500)	3.01

Non-vested as of March 31, 2007	481,025	$3.42

During the year ended March 31, 2004, the Company granted options to purchase an aggregate of 8,000 shares of common stock to consultants for services to be provided. These options are exercisable at $7.12 per share, and vest 25% per year on each anniversary date, with an expiration of five years from the date of grant for all options. The Company has valued these at their fair value on the date of grant using the Black-Scholes option-pricing model. The consultants have since ceased performance of services. During the fiscal year ended March 31, 2007, the Company expensed the remaining unamortized amount of $5,940.

The following table summarizes information about stock options outstanding at March 31, 2007:

Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price of options outstanding	Options exercisable	Weighted average exercise price of options exercisable
$ 0.00 - $ 3.44	49,125	.20 yrs	$2.69	49,125	$2.69
$ 3.45 - $ 5.17	38,750	.06 yrs	$3.85	38,750	$3.85
$ 5.18 - $ 6.89	9,250	2.36 yrs	$6.60	4,000	$6.60
$ 6.90 - $ 8.61	655,050	3.48 yrs	$7.68	211,825	$7.46
$ 8.62 - $ 10.33	40,650	3.37 yrs	$9.03	11,100	$9.00
$ 15.50 - $ 17.22	4,000	3.95 yrs	$17.22	1,000	17.22

	796,825	3.09 yrs	$7.29	315,800	$6.35

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

13. INCOME TAXES

The following sets forth the provision for income taxes at March 31, 2007 and 2006:

	2007	2006
Current:
Federal	$918,096	$1,569,211
State	284,916	697,065
Deferred:
Federal	(186,804)	(608,147)
State	(54,339)	(176,901)

Provision for income tax	$961,869	$1,481,228

The Company and its subsidiaries file a consolidated federal income tax return. Tax benefits from the early disposition of stock by optionees under incentive stock options and from exercises of non-qualified options are credited to additional paid-in capital, to the extent that the benefit exceeds stock compensation recorded for book purposes.

At March 31, 2007 and 2006 the difference between the income tax provision computed at the Federal statutory rate and the actual tax provision is accounted for as follows:

	2007	2006
Taxes computed at the federal statutory rate	$680,880	$1,367,076
State income tax (net of federal benefit)	152,181	343,308
Effect of permanent differences	147,308	(206,866)
Research and development tax credits	(18,500)	(22,290)

Income tax provision	$961,869	$1,481,228

At March 31, 2007 and 2006 deferred tax (liabilities) are comprised of:

	2007	2006
Current deferred tax asset:
Accrued expenses	$408,299	$655,290
Prepaid expenses	(36,601)	(25,277)

	$371,698	$630,013

Long term deferred tax (liability):
Stock compensation	$111,731	—
Intangible amortization	(148,737)	$(118,989)
Warranty reserve	40,011	51,283
Sales return reserve	19,688	82,276
Depreciation	(369,178)	(566,733)
Purchase price	(747,130)	(1,040,909)

	$(1,093,615)	$(1,593,072)

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

In June 2005, the Company acquired Stealth Microwave, Inc. as noted in Footnote 2. In conjunction with this acquisition, the Company recorded certain intangible assets which have an associated deferred tax liability of $1,357,960 as noted above. These intangibles are being amortized for book purposes over various lives. The current year deferred tax benefit includes the current year recognition of $293,779 and a 2006 recognition of $317,051 of that deferred tax expense. Additionally, there was a book to tax difference relating to the property, plant & equipment resulting in a deferred tax liability of $150,143 that is a change in the balance of the deferred tax liability but does not effect current year activity.

14. EARNINGS PER SHARE

Basic earnings per share is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The computations of basic and diluted EPS at March 31, 2007 and 2006 are:

	2007	2006
Net income	$1,040,720	$2,539,582
Weighted average shares outstanding:	4,637,528	4,464,959
Basic earnings per share	$.22	$.57
Common stock equivalents	151,704	231,925
Weighted average common and common equivalent shares outstanding	4,789,232	4,696,884
Diluted earnings per share	$.22	$.54

15. COMMITMENTS AND CONTINGENCIES

Leases:

The Company is obligated under various non-cancelable operating leases for manufacturing facilities and equipment, which expire through January 2010.

The aggregate future minimum lease payments, excluding escalation charges, are as follows:

Fiscal year ending March 31,
2008	$137,247
2009	91,957
2010	37,861
2011	13,811
2012	9,748

$290,624

Rental expense for the years ended March 31, 2007 and 2006 was $224,206 and $235,000 respectively.

Rental income for the years ended March 31, 2007 and 2006 was $33,425 and $26,045, respectively. The sub-lease on this facility expired in May 2007.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

Stealth Employment Agreements

Stealth entered into employment agreements with two key employees (one being a director) in June 2005. Under the terms of the employment agreements, each key employee is provided with salary and benefits, including stock options and additional incentive compensation based on meeting certain pre-established financial targets, should their employment with the Company be terminated other than for cause or their disability or death, or they resign for good reason as defined in the agreements. The employment agreements expired on June 11, 2007.

Stealth Earnout Agreement

The Company entered into an agreement at the time of the Stealth acquisition that provides for earnout payments in the amounts of $1.8 million in the first earnout period ended March 31, 2006 and $1.5 million in the second earnout period ending March 31, 2007, provided certain financial targets are met, as defined in the agreement. The first earnout payment of $1.8 million was made in the fourth quarter of fiscal 2006, and was recorded as an adjustment to goodwill. The second earnout payment of $1.5 million was made in April 2007.

Legal Proceedings

The Company is not a party, or knows of it being involved in any other material legal proceedings at the present time.

16. MAJOR CUSTOMERS

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. The top three customers accounted for 15.5%, 7.1% and 5.3% of the Company’s consolidated sales in Fiscal 2007. For Fiscal 2006, the top three customers accounted for 21.6%, 11.5% and 7.5% of the Company’s consolidated sales.

17. INDUSTRY SEGMENT INFORMATION

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

Exports accounted for 22% and 34% of the Company’s sales in the years ended March 31, 2007 and 2006, respectively. Sales by geographical area are shown below (in thousands):

	March 31,
	2007	2006
United States and Canada	$18,659	$18,216
Europe	4,093	8,167
Asia	912	497
Central and South America/Other	26	29

	$23,690	$26,909

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2007 AND 2006

18. EMPLOYEE BENEFIT PLANS

The Company has in effect a defined contribution plan under section 401K under which it provides matching contributions of 50% up to 6% of the participant’s annual salary. Effective December 31, 2004, the Company merged the existing 401K Plans of its wholly-owned subsidiaries Microwave & Video Systems, Inc., MVS Applications 401(k) and Savings Plan (the “MVS Plan”) and the Enon Microwave, Inc. 401(k) Profit Sharing Plan (the “Enon Plan”) with and into the Micronetics’ Plan, with the Micronetics’ Plan the surviving plan. Effective January 1, 2007, the Company merged the SIMPLE retirement plan of its wholly-owned subsidiary Stealth Microwave into the Micronetics’ Plan.

Company contributions to the plan for the years ended March 31, 2007 and March 31, 2006 were $109,556 and $103,855, respectively. Stealth’s contributions to the SIMPLE retirement plan for the year ended March 31, 2006 was $20,620.

19. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The carrying amounts and fair values of the Company’s financial instruments are presented below (in thousands):

	March 31, 2007		March 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$7,083	$7,167	$6,211	$6,342

20. Unaudited Quarterly Financial Information (amounts in thousands)

FISCAL 2007	Q1 FY07	Q2 FY07	Q3 FY07	Q4 FY07
Net sales	$6,806	$5,061	$5,510	$6,313
Gross profit	$3,036	$1,748	$2,137	$2,456
Gross profit %	45%	35%	39%	39%
Net income	$548	$41	$111	$341
Earnings per common share
—Basic	$0.12	$0.01	$0.02	$0.07
Basic weighted average shares	4,611	4,642	4,642	4,655
Earnings per common share
—Diluted	$0.11	$0.01	$0.02	$0.07
Diluted weighted average shares	4,936	4,808	4,715	4,723

FISCAL 2006	Q1 FY06	Q2 FY06	Q3 FY06	Q4 FY06
Net sales	$3,941	$6,958	$7,392	$8,618
Gross profit	$1,590	$3,197	$3,201	$3,707
Gross profit %	40%	46%	43%	43%
Net income	$320	$615	$663	$942
Earnings per common share
—Basic	$0.07	$0.14	$0.15	$0.21
Basic weighted average shares	4,413	4,441	4,475	4,538
Earnings per common share
—Diluted	$0.07	$0.14	$0.14	$0.19
Diluted weighted average shares	4,553	4,532	4,694	4,903

21. Subsequent Events

On June 5, 2007, the Company acquired MICA Microwave, Inc. (“MICA”), a California corporation in a merger transaction pursuant to which MICA became a wholly-owned subsidiary of Micronetics, and the holders of MICA common stock were paid $3.0 million in cash and $2.0 million in shares of Micronetics’ common stock (248,135 shares) subject to a post-closing adjustment based upon MICA’s net worth on the closing date. The acquisition of MICA will provide a broader range of RF/Microwave products, including high performance mixers and ferrites to the Company, and will provide the Company with further integrated microwave sub-systems and systems solutions.

In April, 2007, the Company made the final earnout payment of $1.5 million to the stockholders of Stealth, based on meeting certain financial targets as provided for under the Stock Purchase Agreement.