Form 10-Q
period 2007-06-30
MICRONETICS  INC
filed 2007-08-16
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2007, the issuer had 5,358,217 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(Unaudited)	Audited
ASSETS
Current assets:
Cash and cash equivalents	$2,271,466	$7,058,524
Accounts receivable, net of allowance for doubtful accounts of $298,649 and $297,886 in June 30, 2007 and March 31, 2007, respectively	4,405,733	3,932,029
Inventories, net	7,828,579	5,548,691
Deferred tax asset	153,316	—
Prepaid expenses and other current assets	1,292,775	784,649

Total current assets	15,951,869	17,323,893

Property, plant and equipment, net	3,951,043	4,017,465
Other assets:
Security deposits	22,777	12,302
Other long term assets	42,330	138,493
Intangible assets, net of accumulated amortization	3,911,271	2,344,364
Goodwill	8,906,561	5,982,709

Total other assets	12,882,939	8,477,868

TOTAL ASSETS	$32,785,851	$29,819,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$728,528	$—
Current portion of long-term debt	1,438,924	1,449,443
Accounts payable	1,133,255	695,142
Accrued expenses	2,293,727	3,342,365
Current portion of deferred tax liability	52,502	—
Income taxes payable	367,346	—

Total current liabilities	6,014,282	5,486,950
Long-term debt, net of current portion	4,974,965	5,633,386
Non-current income taxes payable	96,443	—
Deferred tax liability	1,421,917	721,917

Total liabilities	12,507,607	11,842,253

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,358,217 and 5,025,457 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	53,582	50,255
Additional paid-in capital	10,955,752	8,541,274
Retained earnings	11,001,109	10,912,458

	22,010,443	19,503,987
Treasury stock at cost, 383,475 and 358,541 shares at June 30, 2007 and March 31, 2007	(1,732,199)	(1,527,014)

Total shareholders’ equity	20,278,244	17,976,973

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,785,851	$29,819,226

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,
	2007	2006
Net sales	$6,310,665	$6,806,438
Cost of sales	3,917,075	3,770,618

Gross profit	2,393,590	3,035,820

Operating expenses:
Research and development	153,864	187,503
Selling, general and administrative	1,638,655	1,699,821
Amortization of intangible assets	183,093	178,296

Total operating expenses	1,975,612	2,065,620

Income from operations	417,978	970,200

Other (expense) income
Interest income	40,831	40,596
Interest expense	(114,746)	(115,832)
Gain on sale of assets	62,509	—
Other income	8,453	18,823

Total other (expense)	(2,953)	(56,413)

Income before provision for income taxes	415,025	913,787
Provision for income taxes	229,931	365,515

Net income	$185,094	$548,272

Earnings per common share
Basic	$0.04	$0.12

Diluted	$0.04	$0.11

Weighted average common shares outstanding
Basic	4,727,500	4,611,255
Diluted	4,758,438	4,935,902

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at March 31, 2007	5,025,457	$50,255	$8,541,274	$10,912,458	$(1,527,014)	$17,976,973

Exercise of stock options	109,559	846	268,019	—	—	268,865
Issuance of common stock for MICA acquisition	248,135	2,481	1,997,487	—	—	1,999,968
Stock based compensation	—	—	148,972	—	—	148,972
Cumulative effect of the recognition of uncertain income tax positions	—	—	—	(96,443)	—	(96,443)
Purchase of treasury stock	(24,934)	—	—	—	(205,185)	(205,185)
Net income	—	—	—	185,094	—	185,094

Balance at June 30, 2007	5,358,217	$53,582	$10,955,752	$11,001,109	$(1,732,199)	$20,278,244

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Net income	$185,094	$548,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417,759	398,222
Stock-based compensation	148,972	166,994
Unrealized gain from marketable securities	—	(3,656)
Gain on sale of assets	(62,509)	—
Provision for allowances on accounts receivable	763	(3)
Provision for inventory obsolescence and losses	52,629	111,241
Non-cash charges for options issued for services	—	1,540
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	201,439	1,086,625
Inventories	(1,023,937)	(50,738)
Other long term assets	96,162	—
Income taxes payable	229,931	(469,385)
Prepaid expenses, other current assets, and other assets	(477,500)	(35,906)
Accounts payable	60,656	(28,138)
Accrued expenses and deferred revenue	125,164	(357,499)

Net cash (used in) provided by operating activities	(45,377)	1,367,569

Cash flows (used in) provided by investing activities
Sale of building	461,898	—
Purchase of equipment	(84,978)	(341,186)
Additional cash paid for Stealth acquisition	(1,500,000)	(92,455)
Cash paid for MICA acquisition, net of cash acquired	(3,095,050)	—

Net cash used in investing activities	(4,218,130)	(433,641)

Cash flows (used in) provided by financing activities:
Repayment of the line of credit	—	(475,972)
Proceeds from line of credit	728,528	—
Repayments on mortgages and term loan	(668,058)	(207,058)
Repayments of MICA debt	(646,820)	—
Repayments of capital leases	(881)	(7,252)
Proceeds from the issuance of common stock	63,680	212,559

Net cash used in financing activities	(523,551)	(477,723)

Net (decrease) increase in cash and cash equivalents	(4,787,058)	456,205

Cash and cash equivalents at beginning of period	7,058,524	5,266,580

Cash and cash equivalents at end of period	$2,271,466	$5,722,785

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$125,453	$114,344

Income taxes	$466,000	$858,228

Supplemental disclosure of non-cash financing activity:
Shares issued to MICA stockholders	$1,999,968	$—

Recognition of uncertain tax positions	$96,443	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2007. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 30, 2007, the results of operations for the three months ended June 30, 2007 and 2006, and the cash flows for the three months ended June 30, 2007 and 2006.

The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ended March 31, 2008.

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

The consolidated financial statements include the accounts of Micronetics, Inc. (“Micronetics”) and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Enon Microwave, Inc. (“Enon”), Microwave Concepts, Inc. (“MicroCon”) Stealth Microwave, Inc. (“Stealth”) and MICA Microwave Corporation (“MICA”). The operating results of MICA have been included in the Company’s consolidated financial statements since June 5, 2007, the date of acquisition (See Note 3). All material intercompany balances and transactions have been eliminated in consolidation.

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

Recent accounting pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN No. 48”).” FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN No. 48 in the first quarter of Fiscal 2008. The adoption of FIN No. 48 resulted in an adjustment for unrecognized tax benefits of $96,443.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective in the first quarter of fiscal 2009. The Company is currently evaluating the effect of this statement on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

3. ACQUISITION

On June 5, 2007, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement” with MICA Microwave Corporation, a California corporation (“MICA”) whereby MICA became a wholly-owned subsidiary of Micronetics. Pursuant to the terms and conditions of the Merger Agreement, the Company acquired all of the common stock of MICA for $3.0 million in cash and $2.0 million in shares of Micronetics’ common stock (248,135 shares), subject to a post-closing adjustment based upon MICA’s net worth on the closing date.

The acquisition of MICA will provide a broader range of RF/Microwave products, including high performance mixers and ferrites to the Company, and will provide the Company with further integrated microwave sub-systems and systems solutions.

The following table summarizes the preliminary fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

(Unaudited)
(in thousands)
Cash and accounts receivable	$773
Inventory	1,308
Property, plant and equipment	483
Other assets	41
Development technology drawings	220
Customer relationships	1,180
Order backlog	90
Trade Name	260
Goodwill	2,924
Debt	(647)
Deferred taxes	101
Deferred taxes on acquired intangible assets	(700)
Income taxes payable	(137)
Accounts payable and accrued expenses	(704)

Subtotal	5,192
Less: cash assumed	(97)

Net purchase price	$5,095

The acquisition of MICA was accounted for as a purchase under SFAS No. 141, “Business Combinations”. Accordingly, the operating results of MICA have been included in the Company’s consolidated financial statements since the June 5, 2007 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be one to ten years and has included them in intangible assets, net, in the accompanying consolidated balance sheet as of June 30, 2007. The values assigned to intangible assets were based on an independent appraisal. The allocation of the purchase price is preliminary and may be subject to adjustments.

The following table sets forth certain pro forma results for the three months ended June 30, 2007 and June 30, 2006 if the acquisition of MICA had taken place on April 1, 2006:

	Three Months Ended (Unaudited)
	June 30, 2007	June 30, 2006
	(in thousands, except earnings per share)	(in thousands, except earnings per share)
Pro forma revenue	$7,125	$8,166
Pro forma net income (1)	$153	$605
Pro forma earnings per share:

Basic	$0.03	$0.13
Diluted	$0.03	$0.12

(1)	Amortization costs of approximately $23,000 related to the purchase price in 2007 were assessed to the 2006 income. Management believes that including these adjustments in the above periods allow investors to better compare results in the future periods.

4. INVENTORIES, NET

At June 30, 2007 and March 31, 2007, inventories consisted of the following:

	June 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Raw materials	$4,740,695	$4,072,116
Work in process	2,993,194	1,339,160
Finished goods	727,437	717,534

	8,461,326	6,128,810
Less allowance for obsolescence	(632,747)	(580,119)

	$7,828,579	$5,548,691

5. PROPERTY, PLANT AND EQUIPMENT, NET

At June 30, 2007 and March 31, 2007, property, plant and equipment, net consisted of the following:

	June 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Land	$162,000	$162,000
Buildings and leasehold improvements	1,128,460	1,555,106
Machinery and equipment	9,185,858	7,877,654
Furniture and fixtures	481,906	286,516

	10,958,224	9,881,276
Less accumulated depreciation	(7,007,181)	(5,863,811)

	$3,951,043	$4,017,465

In May 2007, the commercial condominium housing Micronetics’ Enon division was sold. The proceeds from the sale were $461,898. The Company recorded a gain on the sale of the building of $69,609 in the quarter ended June 30, 2007.

6. INTANGIBLE ASSETS AND GOODWILL

The Company’s finite-lived intangible assets include certain identifiable intangible assets acquired as a result of business combinations, including customer relationships, covenants not to compete, order backlog, trade name and developed technology.

The following table presents details of the Company’s finite-lived intangible assets as of June 30, 2007 and March 31, 2007 (in thousands):

	June 30, 2007 (Unaudited)			March 31, 2007 (Audited)
Intangible Assets	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	$4,130	$878	$3,252	$2,950	$761	$2,189
Covenants not to compete	480	480	—	480	433	47
Order backlog	380	296	84	290	290	—
Trade name	260	2	258	—	—	—
Developed technology-drawings	390	73	317	170	62	108

Total intangibles	$5,640	$1,729	$3,911	$3,890	$1,546	$2,344

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2008	$551
2009	660
2010	643
2011	616
2012	618
Thereafter	823

Total	$3,911

Changes in the carrying amount of goodwill at June 30, 2007 and March 31, 2007 are as follows:

	June 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Balance at the beginning of the period	$5,982,709	$4,390,254
Acquisitions	2,923,852	—
Purchase accounting adjustments	—	1,592,455

Balance at the end of the period	$8,906,561	$5,982,709

7. ACCRUED EXPENSES

At June 30, 2007 and March 31, 2007 accrued expenses consisted of the following:

	June 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Unbilled payables	$466,746	$169,755
Professional fees	124,831	261,372
Payroll, benefits and related taxes	1,292,121	1,195,273
Warranty	100,352	100,178
Miscellaneous	309,677	1,615,787

	$2,293,727	$3,342,365

Included in accrued payroll are bonuses of $746,270 and $572,951 at June 30, 2007 and March 31, 2007. Miscellaneous accrued expenses at March 31, 2007 included the $1.5 million earnout payment due to the former stockholders of Stealth that was paid in April 2007.

8. LONG-TERM DEBT

At June 30, 2007 and March 31, 2007 long-term debt consisted of the following:

	June 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Term loan	6,175,000	6,500,000
Mortgage payable, MA	—	310,531
Mortgage payable, NH	231,548	264,076
Capital leases	7,341	8,222

Total	6,413,889	7,082,829
Less current portion	(1,438,924)	(1,449,443)

Long-term debt net of current portion	$4,974,965	$5,633,386

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit, which replaced the then existing $6.0 million term loan entered into in June 2005.

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the LIBOR rate plus 1.8%, which at June 30, 2007 was 7.15%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current LIBOR rate plus 1.8%, which at June 30, 2007 was 7.15%. The company had $4.3 million available under the line at June 30, 2007.

The Company entered into an interest rate swap agreement in April 2007 to mitigate interest rate fluctuations on the term loan. At the end of each reporting period the Company records the current fair value of the interest rate swap on the balance sheet. Any unrealized gain or loss is charged to earnings.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At June 30, 2007, the Company was in compliance with all financial debt covenants.

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

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the three months ended June 30, 2007 and June 30, 2006 (unaudited):

	June 30, 2007	June 30, 2006
Cost of sales	$16,612	$59,160
Selling, general and administrative	105,140	107,834
Research and development	27,220	—

Stock-based compensation effect in income before taxes	148,972	166,994
Income taxes	(23,455)	(66,798)

Net stock-based compensation effect on basic earnings per common share	$125,517	$100,196

Stock-based compensation effect on basic earnings per common share	$0.03	$0.02
Stock-based compensation effect on diluted earnings per common share	$0.03	$0.02

Unrecognized stock-based compensation expense related to the unvested options is approximately $1.5 million, and will be recorded over the remaining vesting periods of one to ten years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on an annual basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 will be recognized in the period the forfeiture estimate is changed.

The fair value of options issued in the first quarter of Fiscal 2008 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (unaudited):

June 30, 2007
Risk Free Interest Rate	4.98%
Expected Life	3.97 years
Expected Volatility	60%
Expected Dividend Yield	0%

The per share weighted average fair value of stock options granted for the three months ended June 30, 2007 was $4.08. No stock options were granted for the three months ended June 30, 2006.

At June 30, 2007, the Company had three stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 1996 Stock Option Plan, the 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 1996 Stock Option Plan

During the fiscal year ended March 31, 1997, the Company adopted a stock option plan, entitled the “1996 Stock Option Plan” (the “1996 Plan”), under which the Company may grant options to purchase up to 300,000 shares of common stock. During the fiscal year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of common stock that may be granted under the Plan to 900,000. As of June 30, 2007, there were 2,500 options outstanding under the 1996 Plan. In 2003, the Board of Directors determined that it would not issue any new option awards under the 1996 Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of June 30, 2007, there were 519,700 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan (the “2006 Plan”) under which the Company may grant options to purchase up to 1,000,000 shares of common stock. As of June 30, there were 236,000 options outstanding under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the three months ended June 30, 2007 (unaudited):

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic value
Outstanding at March 31, 2007	796,825	$7.29
Granted	178,000	8.06
Exercised	(84,625)	3.18
Canceled	(132,000)	7.89

Outstanding at June 30, 2007	758,200	$7.82	4.77	$1,013,021

Exercisable at June 30, 2007	260,125	$7.61	2.41	$402,176

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2007 (unaudited):

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2007	481,025	$3.42
Granted	178,000	4.08
Forfeited	(66,250)	3.26
Vested	(94,700)	3.26

Non-vested as of June 30, 2007	498,075	$2.30

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

10. INCOME TAXES

The Company’s effective tax rate was 55% and 40% for the three months ended June 30, 2007 and 2006. The increase in the effective tax rate for the quarter ended June 30, 2007 is due primarily to a reduction in tax benefits from stock-based compensation expense related to incentive stock options, penalties, as well as a reduction in tax benefits associated with export sales.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company’s adoption of FIN No. 48 on April 1, 2007 resulted in the recognition of $96,443 of previously unrecognized tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 retained earnings balance.

Following the adoption of FIN No. 48, the Company had $96,443 of unrecognized tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes. There have been no significant changes to these amounts during the three months ended June 30, 2007.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. No material amount of such expense was recognized during the three months ended June 30, 2007.

As of April 1, 2007, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is open to examination for tax years 2003 through 2006.

11. EARNINGS PER SHARE

Basic earnings per share is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The computations of basic and diluted EPS for the three months ended June 30, 2007 and 2006 are:

	Three months ended (unaudited)
	June 30, 2007	June 30, 2006
Net income	$185,094	$548,272
Weighted average shares outstanding	4,727,500	4,611,255
Basic earnings per share	$0.04	$0.12
Common stock equivalents	30,938	324,647
Weighted average common and common equivalent shares outstanding	4,758,438	4,935,902
Diluted earnings per share	$0.04	$0.11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

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

Critical Accounting Policies

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our judgments and estimates including those related to allowances for doubtful accounts and sales returns, inventory valuation, long-lived assets, business combination purchase price allocation and goodwill impairment, stock-based compensation, product returns and warranty obligations, and the valuation allowance on our deferred tax asset. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 have not changed significantly during the three months ended June 30, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN No. 48 in the first quarter of fiscal 2008. The adoption of FIN No. 48 resulted in an adjustment for unrecognized tax benefits of $96,443 to the April 1, 2007 retained earnings balance.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective in the first quarter of fiscal 2009, The Company is currently evaluating the effect of this statement on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

Acquisition

On June 5, 2007, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement” with MICA Microwave Corporation, a California corporation (“MICA”) whereby MICA became a wholly-owned subsidiary of Micronetics. Pursuant to the terms and conditions of the Merger Agreement, the holders of MICA common stock were paid $3.0 million in cash and $2.0 million in shares of Micronetics’ common stock, subject to a post-closing adjustment based upon MICA’s net worth on the closing date.

The acquisition of MICA will provide us with a broader range of RF/Microwave products, including high performance mixers and ferrites, and will provide us with further integrated microwave sub-systems and systems solutions.

Overview

Micronetics manufactures microwave and radio frequency (RF) components and integrated multifunction subassemblies used in a variety of commercial wireless, defense and aerospace products, including satellite communications, electronic warfare and electronic counter-measures. We also manufacture and design test equipment, subassemblies and components that are used to test the strength, durability and integrity of signals in communications equipment. Our products are embedded in a variety of radars, electronic warfare systems, guidance systems, wireless telecommunications and satellite equipment. Our microwave devices are used on subassemblies and integrated systems in addition to being sold on a component basis.

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

Results of Operations

The Consolidated Statements of Income for the three months ended June 30, 2007 includes the operations of MICA from the acquisition date of June 5, 2007.

Three Months Ended June 30, 2007 compared to June 30, 2006

Net sales

Net sales for the three months ended June 30, 2007 (“Q1 FY 08”) were $6,310,665, a decrease of $495,773, or 7% as compared to $6,806,438 for the three months ended June 30, 2006 (“Q1 FY 07”). The decrease in net sales for Q1 FY 08 is primarily attributable to a decrease in net sales of high performance power amplifiers to the commercial market of $1.0 million offset by the addition of $547,059 in sales of high performance mixers and ferrites from MICA. Commercial and defense revenues were 68% and 32%, respectively, as a percent of the total revenues for Q1 FY 08, as compared to 64% and 36%, respectively, for Q1 FY 07.

Gross profit margin

Gross profit as a percent of sales decreased for Q1 FY 08 to 38% from 45% for Q1 FY 07. The decrease is primarily attributable to the decrease in the net sales from sales of high performance power amplifiers affecting absorption of fixed manufacturing costs, as well as lower average selling prices of power amplifiers to a major customer.

Research and development

Research and development (R&D) expense decreased $33,639 for Q1 FY 08 as compared to Q1 FY 07. R&D expenses decreased slightly from 2.7% of net sales for Q1 FY 07 to 2.4% of net sales for Q1 FY 08.

Selling, general and administrative

Selling, general and administrative (SG&A) expense increased to 26% of net sales for Q1 FY 08 from 25% for Q1 FY 07. SG&A expenses were $1,638,655, down $61,166 or 3.6%, for the three months ended June 30, 2007, as compared to $1,699,821 for June 30, 2006. The overall decrease in spending was primarily attributable to a decrease in bonus expense of $244,000 and a decrease in bad debt expense of $48,000, offset by an increase in salaries of $136,000 and the inclusion of $89,000 in MICA selling expenses.

Amortization of intangible assets

Amortization expense was $183,093 for Q1 FY 08 as compared to $178,296 for Q1 FY 07.

Interest expense

Interest expense decreased slightly by $1,085 or .9% for Q1 FY 08 as compared to Q1 FY 07.

Provision for income taxes

Our effective tax rate was 55% for Q1 FY 08 and 40% for Q1 FY 07. The increase in the effective tax rate for Q1 FY 08 is due primarily to a reduction in tax benefits from stock-based compensation expense related to incentive stock options, penalties, as well as a reduction in tax benefits associated with export sales.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

We adopted FIN No. 48 on April 1, 2007 resulting in the recognition of $96,443 of previously unrecognized tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 balance of retained earnings.

Following the adoption of FIN No. 48, we had $96,443 of unrecognized tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes. There have been no significant changes to these amounts during the three months ended June 30, 2007.

Our policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. No material amount of such expense was recognized during the three months ended June 30, 2007.

Liquidity and Capital Resources

We finance our operating and investment requirements primarily through cash flow and borrowings. We had cash and working capital at June 30, 2007 of $2,271,466 and $9,937,587, respectively, as compared with cash and working capital of $7,058,524 and $11,836,943, respectively at March 31, 2007. Our current ratio was approximately 2.7 to 1 at June 30, 2007, as compared to 3.2 to 1 at March 31, 2007. The reduction in cash was primarily related to the cash used in connection with the acquisition of MICA, and the increase in working capital other than cash.

Net cash used in operating activities was $45,377 during the three months ended June 30, 2007 as compared to net cash provided by operating activities of $1,367,569 during the three months ended June 30, 2006. Cash used in operating activities primarily resulted from an increase in inventories and prepaid expenses of $1,023,937 and $477,500, respectively, offset by a reduction in accounts receivable of $201,439 and an increase in income tax payable of $229,931. Inventories increased as a result of product purchases to support increased bookings in the quarter. Prepaid expenses increased primarily as a result of an increase in prepaid federal and state income taxes. Sources of cash from operating activities were net income of $185,094, adjusted by non-cash charges for depreciation and amortization of $417,759 and stock-based compensation of $148,972.

Net cash used in investing activities was $4,218,130 during the three months ended June 30, 2007 as compared to $433,641 during the three months ended June 30, 2006, primarily as a result of the acquisition of MICA of $3,095,050 and the final earnout payment of $1.5 million to the former stockholders of Stealth in Q1 FY 08. Investing activities incurred by the Company during the three months ended June 30, 2007, also included $84,978 of capital expenditures offset by $461,898 related to the sale of the Enon condominium in Q1 FY 08.

Net cash used by financing activities was $523,551 during the three months ended June 30, 2007 as compared to $477,723 during the three months ended June 30, 2006 primarily due to repayments on the mortgages and term loans in Q1 FY 08.

Term Loan and Revolver

In March 2007, we entered into a credit facility consisting of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit, which replaced our existing $6.0 million term loan entered into in June 2005.

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the LIBOR rate plus 1.8%, which at June 30, 2007 was 7.15%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current LIBOR rate plus 1.8%, which at June 30, 2007 was 7.15%. We had $4.3 million available under the line at June 30, 2007.

In April 2007, we entered into an interest rate swap agreement to mitigate interest rate fluctuations on the term loan. At the end of each reporting period we record the current fair value of the interest rate swap on the balance sheet. Any unrealized gain or loss is charged to earnings.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At June 30, 2007, we were in compliance with all financial debt covenants.

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

Off-Balance Sheet Arrangements

Micronetics has no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities. Our investment portfolio consists entirely of money market funds, which are subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe we have a material exposure to interest rate risk on investments.

We are subject to interest rate exposure on our long-term debt. Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. We have entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on these borrowings. Our interest rate swap has not been designated as a hedging instrument, therefore changes in fair value are recognized in earnings.

We conduct our transactions with foreign customers in U.S. dollars. Although we are not subject to the risks of foreign currency fluctuations directly, demand from foreign customers may be affected by the relative change in value of the customer’s currency to the value of the U.S. dollar. Changes in the relative value of the U.S. dollar may also change our prices relative to the prices of our foreign competitors.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures—As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company.

Changes in internal control- There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our stock price has historically been volatile. From April 1, 2005 to June 30, 2007, the trading price of our common stock ranged from $23.31 to $6.77. Many factors may cause the market price of our common stock to fluctuate, including:

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

MICRONETICS, INC.

Dated: August 16, 2007	By:	/s/ DAVID ROBBINS
David Robbins,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2007	By:	/s/ DIANE BOURQUE
Diane Bourque,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)