Form 10-Q
period 2007-09-30
MICRONETICS  INC
filed 2007-11-13
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, the issuer had 5,366,217 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(Unaudited)	Audited
ASSETS
Current assets:
Cash and cash equivalents	$1,631,624	$7,058,524
Marketable securities	500,000	—
Accounts receivable, net of allowance for doubtful accounts of $351,142 and $297,886 in September 30, 2007 and March 31, 2007, respectively	5,909,822	3,932,029
Inventories, net	6,794,178	5,548,691
Deferred tax asset	153,316	—
Prepaid expenses and other current assets	622,928	784,649

Total current assets	15,611,868	17,323,893

Property, plant and equipment, net	4,081,521	4,017,465
Other assets:
Security deposits	23,384	12,302
Other long term assets	41,216	138,493
Intangible assets, net of accumulated amortization	3,727,915	2,344,364
Goodwill	8,924,325	5,982,709

Total other assets	12,716,840	8,477,868

TOTAL ASSETS	$32,410,229	$29,819,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$372,149	$—
Current portion of long-term debt	1,440,882	1,449,443
Accounts payable	757,382	695,142
Accrued expenses	2,303,189	3,342,365
Current portion of deferred tax liability	52,502	—

Total current liabilities	4,926,104	5,486,950
Long-term debt, net of current portion	4,939,021	5,633,386
Non-current income taxes payable	99,243	—
Deferred tax liability	1,421,917	721,917

Total liabilities	11,386,285	11,842,253

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,358,217 and 5,025,457 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	53,582	50,255
Additional paid-in capital	11,083,293	8,541,274
Retained earnings	11,619,268	10,912,458

	22,756,143	19,503,987
Treasury stock at cost, 383,475 and 358,541 shares at September 30, 2007 and March 31, 2007	(1,732,199)	(1,527,014)

Total shareholders’ equity	21,023,944	17,976,973

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,410,229	$29,819,226

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,
	2007	2006
Net sales	$9,762,964	$5,061,326
Cost of sales	6,111,204	3,313,253

Gross profit	3,651,760	1,748,073

Operating expenses:
Research and development	158,600	224,431
Selling, general and administrative	1,991,673	1,136,540
Amortization of intangible assets	183,357	178,295

Total operating expenses	2,333,630	1,539,266

Income from operations	1,318,130	208,807

Other (expense) income
Interest income	18,943	45,790
Interest expense	(162,100)	(112,015)
Loss on sale of assets	(17,760)	—
Other (expense) income	(76,118)	14,007

Total other expense	(237,035)	(52,218)

Income before provision for income taxes	1,081,095	156,589
Provision for income taxes	462,936	115,309

Net income	$618,159	$41,280

Earnings per common share
Basic	$0.12	$0.01

Diluted	$0.12	$0.01

Weighted average common shares outstanding
Basic	4,974,742	4,642,041
Diluted	5,012,526	4,808,262

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six months ended September 30,
	2007	2006
Net sales	$16,073,629	$11,867,764
Cost of sales	10,028,279	7,083,872

Gross profit	6,045,350	4,783,892

Operating expenses:
Research and development	312,464	411,934
Selling, general and administrative	3,630,328	2,836,361
Amortization of intangible assets	366,450	356,590

Total operating expenses	4,309,242	3,604,885

Income from operations	1,736,108	1,179,007

Other (expense) income
Interest income	59,774	86,387
Interest expense	(276,846)	(227,847)
Gain on sale of assets	44,749	—
Other (expense) income	(67,665)	32,830

Total other (expense)	(239,988)	(108,630)

Income before provision for income taxes	1,496,120	1,070,377
Provision for income taxes	692,867	480,824

Net income	$803,253	$589,553

Earnings per common share:
Basic	$0.16	$0.13

Diluted	$0.16	$0.12

Weighted average common shares outstanding
Basic	4,874,142	4,626,732
Diluted	4,910,823	4,883,862

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2007	5,025,457	$50,255	$8,541,274	$10,912,458	$(1,527,014)	$17,976,973

Exercise of stock options	84,625	846	268,019	—	—	268,865
Issuance of common stock for MICA acquisition	248,135	2,481	1,997,487	—	—	1,999,968
Stock based compensation	—	—	148,972	—	—	148,972
Cumulative effect of the recognition of uncertain income tax positions	—	—	—	(96,443)	—	(96,443)
Purchase of treasury stock	—	—	—	—	(205,185)	(205,185)
Net income	—	—	—	185,094	—	185,094

Balance at June 30, 2007	5,358,217	$53,582	$10,955,752	$11,001,109	$(1,732,199)	$20,278,244
Stock based compensation	—	—	127,541	—	—	127,541
Net income	—	—	—	618,159	—	618,159

Balance at September 30, 2007	5,358,217	$53,582	$11,083,293	$11,619,268	$(1,732,199)	$21,023,944

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flow from operating activities:
Net income	$803,253	$589,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	850,511	814,027
Stock-based compensation	276,513	338,236
Unrealized gain from marketable securities	—	(17,436)
Net gain on sale of assets	(44,749)	—
Provision for allowances on accounts receivable	53,256	(8,926)
Provision for inventory obsolescence and losses	202,424	197,384
Non-cash charges for options issued for services	—	7,480
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,355,142)	1,409,523
Inventories	(139,332)	(347,771)
Other long term assets	97,276	—
Income taxes payable	—	(1,008,901)
Prepaid expenses, other current assets, and other assets	57,125	(145,956)
Accounts payable	(315,217)	(221,024)
Accrued expenses and deferred revenue	134,626	(739,419)

Net cash provided by operating activities	620,544	866,770

Cash flows (used in) provided by investing activities
Sale of building	461,898	—
Purchase of marketable securities	(500,000)	(500,000)
Purchase of equipment	(482,612)	(451,549)
Additional cash paid for Stealth acquisition	(1,500,000)	(92,455)
Cash paid for MICA acquisition, net of cash acquired	(3,112,814)	—

Net cash used in investing activities	(5,133,528)	(1,044,004)

Cash flows (used in) provided by financing activities:
Repayment of the line of credit	(356,379)	(475,972)
Proceeds from line of credit	728,528	—
Repayments on mortgages and term loan	(701,415)	(427,400)
Repayments of MICA debt	(646,820)	—
Repayments of capital leases	(1,510)	(11,053)
Purchase of treasury stock	(205,185)	—
Proceeds from the issuance of common stock	268,865	212,559

Net cash used in financing activities	(913,916)	(701,866)

Net decrease in cash and cash equivalents	(5,426,900)	(879,100)

Cash and cash equivalents at beginning of period	7,058,524	5,266,580

Cash and cash equivalents at end of period	$1,631,624	$4,387,480

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$128,999	$226,526

Income taxes	$737,000	$1,600,228

Supplemental disclosure of non-cash financing activities:
Shares issued to MICA stockholders	$1,999,968	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2007. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2007, the results of operations for the three and six months ended September 30, 2007 and 2006, and the cash flows for the six months ended September 30, 2007 and 2006.

The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ended March 31, 2008.

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

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated costs of product warranties are accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics offers a one-year warranty.

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

3. ACQUISITION

On June 5, 2007, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with MICA, a California corporation whereby MICA became a wholly-owned subsidiary of Micronetics. Pursuant to the terms and conditions of the Merger Agreement, the Company acquired all of the common stock of MICA for $3.0 million in cash and $2.0 million in shares of Micronetics’ common stock (248,135 shares), subject to a post-closing adjustment based upon MICA’s net worth on the closing date.

The acquisition of MICA provides a broader range of RF/Microwave products, including high performance mixers and ferrites to the Company, and will provide the Company with further integrated microwave sub-systems and systems solutions.

The following table summarizes the preliminary fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

(Unaudited) (in thousands)
Cash and accounts receivable	$773
Inventory	1,308
Property, plant and equipment	483
Other assets	41
Development technology drawings	220
Customer relationships	1,180
Order backlog	90
Trade name	260
Goodwill	2,942
Debt	(647)
Deferred taxes	101
Deferred taxes on acquired intangible assets	(700)
Income taxes payable	(137)
Accounts payable and accrued expenses	(704)

Subtotal	5,210
Less: cash assumed	(97)

Net purchase price	$5,113

The acquisition of MICA was accounted for as a purchase under SFAS No. 141, “Business Combinations”. Accordingly, the operating results of MICA have been included in the Company’s consolidated financial statements since the June 5, 2007 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be one to ten years and has included them in intangible assets, net, in the accompanying consolidated balance sheet as of September 30, 2007. The values assigned to intangible assets were based on an independent appraisal. The allocation of the purchase price is preliminary and may be subject to adjustments.

The following table sets forth certain pro forma results for the six months ended September 30, 2007 and 2006 if the acquisition of MICA had taken place on April 1, 2006:

	Six Months Ended (Unaudited)
	September 30, 2007	September 30, 2006
	(in thousands, except earnings per share)	(in thousands, except earnings per share)
Pro forma revenue	$16,874	$14,588
Pro forma net income (1)	$811	$671
Pro forma earnings per share:

Basic	$0.17	$0.14
Diluted	$0.17	$0.14

(1)	Amortization costs of approximately $92,000 related to the purchase price in 2007 were assessed to the 2006 income. Management believes that including these adjustments in the above periods allow investors to better compare results in the future periods.

4. INVENTORIES, NET

At September 30, 2007 and March 31, 2007, inventories consisted of the following:

	September 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Raw materials	$4,819,627	$4,072,116
Work in process	2,088,389	1,339,160
Finished goods	668,705	717,534

	7,576,721	6,128,810
Less allowance for obsolescence	(782,543)	(580,119)

	$6,794,178	$5,548,691

5. PROPERTY, PLANT AND EQUIPMENT, NET

At September 30, 2007 and March 31, 2007, property, plant and equipment, net consisted of the following:

	September 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Land	$162,000	$162,000
Buildings and leasehold improvements	1,105,746	1,555,106
Machinery and equipment	8,532,534	7,877,654
Furniture, fixtures and other	242,563	286,516

	10,042,843	9,881,276
Less accumulated depreciation	(5,961,322)	(5,863,811)

	$4,081,521	$4,017,465

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

The following table presents details of the Company’s finite-lived intangible assets as of September 30, 2007 and March 31, 2007 (in thousands):

	September 30, 2007 (Unaudited)			March 31, 2007 (Audited)
Intangible Assets	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	$4,130	$1,013	$3,117	$2,950	$761	$2,189
Covenants not to compete	480	480	—	480	433	47
Order backlog	380	319	61	290	290	—
Trade name	260	8	252	—	—	—
Developed technology-drawings	390	92	298	170	62	108

Total intangibles	$5,640	$1,912	$3,728	$3,890	$1,546	$2,344

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2008	$368
2009	660
2010	643
2011	616
2012	618
Thereafter	823

Total	$3,728

Changes in the carrying amount of goodwill at September 30, 2007 and March 31, 2007 are as follows:

	September 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Balance at the beginning of the period	$5,982,709	$4,390,254
Acquisitions	2,941,616	—
Earnout payment	—	1,500,000
Purchase accounting adjustments	—	92,455

Balance at the end of the period	$8,924,325	$5,982,709

7. ACCRUED EXPENSES

At September 30, 2007 and March 31, 2007 accrued expenses consisted of the following:

	September 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Unbilled payables	$393,641	$169,755
Professional fees	215,606	261,372
Payroll, benefits and related taxes	1,108,654	1,195,273
Warranty	96,499	100,178
Miscellaneous	488,789	1,615,787

	$2,303,189	$3,342,365

Included in accrued payroll are bonuses of $412,192 and $572,951 at September 30, 2007 and March 31, 2007. Miscellaneous accrued expenses at March 31, 2007 included $1.5 million in earnout payments due to the former stockholders of Stealth that was paid in April 2007.

8. LONG-TERM DEBT

At September 30, 2007 and March 31, 2007 long-term debt consisted of the following:

	September 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Term loan	6,175,000	6,500,000
Mortgage payable, MA	—	310,531
Mortgage payable, NH	198,443	264,076
Capital leases	6,460	8,222

Total	6,379,903	7,082,829
Less current portion	(1,440,882)	(1,449,443)

Long-term debt net of current portion	$4,939,021	$5,633,386

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

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 Month LIBOR rate plus 1.8%, which at September 30, 2007 was 7.16%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current 30 day LIBOR rate plus 1.8%, which at September 30, 2007 was 6.93%. The company had $4.6 million available under the line at September 30, 2007.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At September 30, 2007, the Company was in compliance with all financial debt covenants.

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

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the three months ended September 30, 2007 and September 30, 2006:

	Three Months Ended
	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)
Cost of sales	$16,762	$5,624
Selling, general and administrative	110,779	114,212
Research and development	—	51,406

Stock-based compensation effect in income before taxes	127,541	171,242
Income taxes	(18,502)	(31,022)

Net stock-based compensation effect on basic earnings per common share	$109,039	$140,220

Stock-based compensation effect on basic earnings per common share	$0.02	$0.03
Stock-based compensation effect on diluted earnings per common share	$0.02	$0.03

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the six months ended September 30, 2007 and September 30, 2006:

	Six Months Ended
	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)
Cost of sales	$33,374	$58,435
Selling, general and administrative	215,919	228,395
Research and development	27,220	51,406

Stock-based compensation effect in income before taxes	276,513	338,236
Income taxes	(41,957)	(57,490)

Net stock-based compensation effect on basic earnings per common share	$234,556	$280,746

Stock-based compensation effect on basic earnings per common share	$0.05	$0.06
Stock-based compensation effect on diluted earnings per common share	$0.05	$0.06

Unrecognized stock-based compensation expense related to the unvested options is approximately $1.4 million, and will be recorded over the remaining vesting periods of one to ten years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on an annual basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 will be recognized in the period the forfeiture estimate is changed.

There were no options granted in the second quarter of Fiscal 2008 and Fiscal 2007. The fair value of options issued in the first quarter of Fiscal 2008 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (unaudited):

September 30, 2007
Risk Free Interest Rate	4.98%
Expected Life	3.97 years
Expected Volatility	60%
Expected Dividend Yield	0%

The per share weighted average fair value of stock options granted for the six months ended September 30, 2007 was $4.08.

At September 30, 2007, the Company had three stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 1996 Stock Option Plan, the 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 1996 Stock Option Plan

During the fiscal year ended March 31, 1997, the Company adopted a stock option plan, entitled the “1996 Stock Option Plan” (the “1996 Plan”), under which the Company may grant options to purchase up to 300,000 shares of common stock. During the fiscal year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of common stock that may be granted under the Plan to 900,000. As of September 30, 2007, there were 2,500 options outstanding under the 1996 Plan. In 2003, the Board of Directors determined that it would not issue any new option awards under the 1996 Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of September 30, 2007, there were 511,825 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan (the “2006 Plan”) under which the Company may grant options to purchase up to 1,000,000 shares of common stock. As of September 30, 2007 there were 236,000 options outstanding under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the six months ended September 30, 2007 (unaudited):

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic value
Outstanding at March 31, 2007	796,825	$7.29
Granted	178,000	8.06
Exercised	(84,625)	3.18
Canceled	(139,875)	7.86

Outstanding at September 30, 2007	750,325	$7.83	4.57	$1,223,214

Exercisable at September 30, 2007	265,600	$7.63	2.19	$486,334

The following table sets forth the status of the Company’s non-vested stock options as of September 30, 2007 (unaudited):

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2007	481,025	$3.48
Granted	178,000	4.08
Forfeited	(72,250)	3.26
Vested	(102,050)	3.28

Non-vested as of September 30, 2007	484,725	$3.77

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

10. INCOME TAXES

The Company’s effective tax rate was 43% and 74% for the three months ended September 30, 2007 and 2006 as compared to 46% and 45% for the six months ended September 30, 2007 and 2006. The decrease for the quarter ended September 30, 2007 is primarily a result of the effect of incentive stock option compensation expense in relation to pre-tax income.

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

The Company’s adoption of FIN No. 48 on April 1, 2007 resulted in the recognition of $96,443 of previously unrecognized tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 retained earnings balance in the first quarter of Fiscal 2008. In the second quarter of Fiscal 2008 the liability for unrecognized tax benefits increased by $2,800, primarily as a result of additional accrued interest and penalties in the period. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

As a result of the adoption of FIN No. 48, the Company has $99,243 of unrecognized tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes.

As of April 1, 2007, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is generally open to examination for tax years 2003 through 2006.

11. EARNINGS PER SHARE

Basic earnings per share is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The computations of basic and diluted EPS for the three months ended September 30, 2007 and 2006 (unaudited) are:

	Three Months Ended
	September 30, 2007	September 30, 2006
Net income	$618,159	$41,280
Weighted average shares outstanding	4,974,742	4,642,041
Basic earnings per share	$0.12	$0.01
Common stock equivalents	37,784	166,221
Weighted average common and common equivalent shares outstanding	5,012,526	4,808,262
Diluted earnings per share	$0.12	$0.01

The computations of basic and diluted EPS for the six months ended September 30, 2007 and 2006 (unaudited) are:

	Six Months Ended
	September 30, 2007	September 30, 2006
Net income	$803,253	$589,553
Weighted average shares outstanding	4,874,142	4,626,732
Basic earnings per share	$0.16	$0.13
Common stock equivalents	36,681	257,130
Weighted average common and common equivalent shares outstanding	4,910,823	4,883,862
Diluted earnings per share	$0.16	$0.12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An investment in our common stock involves a high degree of risk. We urge readers to review carefully the risk factors described below and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

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

Income Taxes And Valuation Allowances

We recognize income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at September 30, 2007 and 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN No. 48 in the first quarter of Fiscal 2008. The adoption of FIN No. 48 resulted in an adjustment for unrecognized tax benefits of $96,443 to the April 1, 2007 retained earnings balance.

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

Acquisition

On June 5, 2007, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement” with MICA Microwave Corporation (“MICA”), a California corporation, whereby MICA became a wholly-owned subsidiary of Micronetics. Pursuant to the terms and conditions of the Merger Agreement, the holders of MICA common stock were paid $3.0 million in cash and $2.0 million in shares of Micronetics’ common stock, subject to a post-closing adjustment based upon MICA’s net worth on the closing date.

The acquisition of MICA provides us with a broader range of RF/Microwave products, including high performance mixers and ferrites, and will provide us with further integrated microwave sub-systems and systems solutions.

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

Results of Operations

The Consolidated Statements of Income for the three and six months ended September 30, 2007 include the operations of MICA from the acquisition date of June 5, 2007.

Three Months Ended September 30, 2007 compared to September 30, 2006

Net sales

Net sales for the three months ended September 30, 2007 (“Q2 FY 08”) were $9,762,964, an increase of $4,701,638, or 93% as compared to $5,061,326 for the three months ended September 30, 2006 (“Q2 FY 07”). The increase in net sales for Q2 FY 08 is primarily attributable to an increase in net sales of high performance power amplifiers to the commercial market of $3.0 million and $1.3 million in sales of high performance mixers and ferrites from MICA. As a result, commercial and defense revenues were 74% and 26%, respectively, of the total revenues for Q2 FY 08, as compared to 67% and 33%, respectively, for Q2 FY 07.

Gross profit margin

Gross profit as a percent of sales increased for Q2 FY 08 to 37% from 35% for Q2 FY 07. The increase is primarily attributable to the volume increase in net sales of high performance power amplifiers, offset in part by lower average selling prices of amplifiers to a major customer and lower margins on our ferrite products.

Research and development

Research and development (R&D) expense decreased $65,831 for Q2 FY 08 as compared to Q2 FY 07. The decrease is primarily due to the decrease in R&D salaries and stock-based compensation associated with Stealth. R&D expenses decreased to 1.6% of net sales for Q2 FY 08 as compared to 4% of Q2 FY 07.

Selling, general and administrative

Selling, general and administrative (SG&A) expense decreased to 20% of net sales for Q2 FY 08 from 22% for Q2 FY 07. SG&A expenses were $1,991,673, an increase of $855,133 or 75%, for the three months ended September 30, 2007, as compared to $1,136,540 for September 30, 2006. The overall increase in spending was primarily attributable to increases in salaries and benefits of $225,000, bonus expense of $198,000, audit and professional fees of $77,000, commissions of $32,000 and the inclusion of $286,000 in MICA SG&A expenses.

Amortization of intangible assets

Amortization expense was $183,357 for Q2 FY 08 as compared to $178,295 for Q2 FY 07.

Interest expense

Interest expense increased by $50,085 or 45% for Q2 FY 08 as compared to Q2 FY 07, primarily a result of the effect of incentive stock option compensation expense in relation to pre-tax income.

Provision for income taxes

Our effective tax rate was 43% for Q2 FY 08 as compared to 74% for Q2 FY 07. The decrease in the effective tax rate for the quarter ended September 30, 2007 is primarily due to an increase in tax benefits from stock-based compensation expense as compared to the quarter ended September 30, 2006.

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

Our adoption FIN No. 48 on April 1, 2007 resulted in the recognition of $96,443 of previously unrecognized tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 balance of retained earnings. In the second quarter of Fiscal 2008 the liability for unrecognized tax benefits increased by $2,800, primarily as a result of additional accrued interest and penalties in the period. Our policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any.

As a result of the adoption of FIN No. 48, the Company has $99,243 of unrecognized tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes.

As of April 1, 2007, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is generally open to examination for tax years 2003 through 2006.

Six Months Ended September 30, 2007 compared to September 30, 2006

Net sales

Net sales for the six months ended September 30, 2007 were $16,073,629, an increase of $4,205,865, or 35% as compared to $11,867,764 for the six months ended September 30, 2006. The increase in net sales for the six months ended September 30, 2007 is primarily attributable to a increase in net sales of high performance power amplifiers to the commercial market of $2.2 million and $1.9 million in sales of high performance mixers and ferrites from MICA. As a result, commercial and defense revenues were 72% and 28%, respectively, as a percent of the total revenues for the six months ended September 30, 2007, as compared to 65% and 35%, respectively, for the six months ended September 30, 2006.

Gross profit margin

Gross profit as a percent of sales decreased for the six months ended September 30, 2007 to 38% from 40% for the six months ended September 30, 2006. The decrease is primarily attributable to the lower average selling prices of power amplifiers to a major customer, and lower margins on our ferrite products.

Research and development

Research and development (R&D) expense decreased $99,470 for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006. R&D expenses decreased from 3% of net sales for the six months ended September 30, 2006 to 2% of net sales for the six months ended September 30, 2007.

Selling, general and administrative

Selling, general and administrative (SG&A) expense decreased to 23% of net sales for the six months ended September 30, 2007 from 24% for the six months ended September 30, 2006. SG&A expenses were $3,630,328 an increase of $793,967 or 28%, for the six months ended September 30, 2007, as compared to $2,836,361 for the six months ended September 30, 2006. The overall increase in spending was primarily attributable to increases in salaries and benefits of $284,000, bonus expense of $43,000, travel and entertainment expenses of $45,000 and the inclusion of $375,000 in MICA selling expenses.

Amortization of intangible assets

Amortization expense was $366,450 for the six months ended September 30, 2007 as compared to $356,590 for the six months ended September 30, 2006.

Interest expense

Interest expense increased $48,999 or 22% to $276,846 for the six months ended September 30, 2007 as compared to $227,847 for the six months ended September 30, 2006.

Provision for income taxes

Our effective tax rate was 46% for the six months ended September 30, 2007 as compared to 45% for the six months ended September 30, 2006.

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

We adopted FIN No. 48 on April 1, 2007 resulting in the recognition of $96,443 of previously unrecognized tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 balance of retained earnings. The FIN No. 48 analysis for the six months ended September 30, 2007 resulted in an additional $2,800 in unrecognized tax benefit.

Following the adoption of FIN No. 48, we had $99,243 of unrecognized tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes. There have been no significant changes to these amounts during the six months ended September 30, 2007.

Our policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. No material amount of such expense was recognized during the six months ended September 30, 2007.

Liquidity and Capital Resources

We finance our operating and investment requirements primarily through cash flow and borrowings. We had cash and working capital at September 30, 2007 of $1,631,624 and $10,685,765, respectively, as compared with cash and working capital of $7,058,524 and $11,836,943, respectively at March 31, 2007. Our current ratio was approximately 2.9 to 1 at September 30, 2007, as compared to 3.2 to 1 at March 31, 2007. The reduction in cash was primarily related to the cash used in connection with the acquisition of MICA, and the increase in working capital other than cash.

Net cash provided by operating activities was $620,544 during the six months ended September 30, 2007 as compared to net cash provided by operating activities of $866,770 during the six months ended September 30, 2006. Cash provided by operating activities resulted from net income of $803,253, adjusted by non-cash charges for depreciation and amortization of $850,511, stock-based compensation of $276,513, and a decrease in working capital changes of $1,520,664. Working capital changes primarily resulted from an increase in accounts receivable of $1,355,142 and a decrease in accounts payable of $315,217, offset by an increase in accrued expenses of $134,626. Accounts receivable increased primarily due to strong sales in the six months ended September 30, 2007.

Net cash used in investing activities was $5,133,528 during the six months ended September 30, 2007 as compared to $1,044,004 during the six months ended September 30, 2006, primarily as a result of the acquisition of MICA of $3,112,814 and the final earnout payment of $1.5 million to the former stockholders of Stealth in Q1 FY 08. Investing activities incurred by the Company during the six months ended September 30, 2007, also included $482,612 of capital expenditures and $500,000 of marketable securities offset by $461,898 related to the sale of the Enon condominium in Q1 FY 08.

Net cash used in financing activities was $913,916 during the six months ended September 30, 2007 as compared to $701,866 during the six months ended September 30, 2006 primarily due to repayments on the mortgages, line of credit and term loans in the six months ended September 30, 2007.

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

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 month LIBOR rate plus 1.8%, which at September 30, 2007 was 7.16%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current 30 day LIBOR rate plus 1.8%, which at September 30, 2007 was 6.93%. We had $4.6 million available under the line at September 30, 2007.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At September 30, 2007, we were in compliance with all financial debt covenants.

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

Evaluation of disclosure controls and procedures – As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company.

Changes in internal control – There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our stock price has historically been volatile. From April 1, 2005 to September 30, 2007, the trading price of our common stock ranged from $23.31 to $6.77. Many factors may cause the market price of our common stock to fluctuate, including:

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

MICRONETICS, INC.

Dated: November 13, 2007	By:	/s/ DAVID ROBBINS
David Robbins,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2007	By:	/s/ DIANE BOURQUE
Diane Bourque,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)