Form 10-Q
period 2007-12-31
MICRONETICS  INC
filed 2008-02-13
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 5, 2008, the issuer had 5,391,217 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(Unaudited)	Audited
ASSETS
Current assets:
Cash and cash equivalents	$3,008,459	$7,058,524
Marketable securities	650,000	—
Accounts receivable, net of allowance for doubtful accounts of $415,274 and $297,886 in December 31, 2007 and March 31, 2007, respectively	4,892,399	3,932,029
Inventories, net	6,658,946	5,548,691
Deferred tax asset	153,316	—
Prepaid expenses and other current assets	705,293	784,649

Total current assets	16,068,413	17,323,893

Property, plant and equipment, net	4,135,424	4,017,465
Other assets:
Security deposits	24,909	12,302
Other long term assets	41,216	138,493
Intangible assets, net of accumulated amortization	3,544,557	2,344,364
Goodwill	8,932,444	5,982,709

Total other assets	12,543,126	8,477,868

TOTAL ASSETS	$32,746,963	$29,819,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,442,869	$1,449,443
Accounts payable	662,481	695,142
Accrued expenses	2,645,369	3,342,365
Current portion of deferred tax liability	52,502	—

Total current liabilities	4,803,221	5,486,950
Long-term debt, net of current portion	4,577,581	5,633,386
Non-current income taxes payable	114,731	—
Deferred tax liability	1,421,917	721,917

Total liabilities	10,917,450	11,842,253

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 and 5,025,457 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	53,912	50,255
Additional paid-in capital	11,332,499	8,541,274
Retained earnings	12,175,301	10,912,458

	23,561,712	19,503,987
Treasury stock at cost, 383,475 and 358,541 shares at December 31, 2007 and March 31, 2007, respectively	(1,732,199)	(1,527,014)

Total shareholders’ equity	21,829,513	17,976,973

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,746,963	$29,819,226

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31,
	2007	2006
Net sales	$8,828,302	$5,510,155
Cost of sales	5,202,993	3,373,503

Gross profit	3,625,309	2,136,652

Operating expenses:
Research and development	288,880	179,920
Selling, general and administrative	1,986,427	1,444,882
Amortization of intangible assets	183,357	178,296

Total operating expenses	2,458,664	1,803,098

Income from operations	1,166,645	333,554

Other (expense) income:
Interest income	23,570	53,551
Interest expense	(107,846)	(108,022)
Other (expense) income	(84,973)	15,861

Total other expense	(169,249)	(38,610)

Income before provision for income taxes	997,396	294,944
Provision for income taxes	441,363	183,840

Net income	$556,033	$111,104

Earnings per common share
Basic	$0.11	$0.02

Diluted	$0.11	$0.02

Weighted average common shares outstanding
Basic	4,987,525	4,642,041
Diluted	4,993,559	4,715,315

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended December 31,
	2007	2006
Net sales	$24,901,931	$17,377,919
Cost of sales	15,231,272	10,457,375

Gross profit	9,670,659	6,920,544

Operating expenses:
Research and development	601,344	591,853
Selling, general and administrative	5,616,755	4,281,243
Amortization of intangible assets	549,807	534,887

Total operating expenses	6,767,906	5,407,983

Income from operations	2,902,753	1,512,561

Other (expense) income
Interest income	83,344	139,939
Interest expense	(384,692)	(335,869)
Gain on sale of assets	44,364	—
Other (expense) income	(152,253)	48,690

Total other expense	(409,237)	(147,240)

Income before provision for income taxes	2,493,516	1,365,321
Provision for income taxes	1,134,230	664,665

Net income	$1,359,286	$700,656

Earnings per common share:
Basic	$0.28	$0.15

Diluted	$0.28	$0.15

Weighted average common shares outstanding
Basic	4,911,995	4,631,854
Diluted	4,936,774	4,827,284

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at March 31, 2007	5,025,457	$50,255	$8,541,274	$10,912,458	$(1,527,014)	$17,976,973
Exercise of stock options	84,625	846	268,019	—	—	268,865
Issuance of common stock for MICA acquisition	248,135	2,481	1,997,487	—	—	1,999,968
Stock based compensation	—	—	148,972	—	—	148,972
Cumulative effect of the recognition of uncertain income tax positions	—	—	—	(96,443)	—	(96,443)
Purchase of treasury stock	—	—	—	—	(205,185)	(205,185)
Net income	—	—	—	185,094	—	185,094

Balance at June 30, 2007	5,358,217	$53,582	$10,955,752	$11,001,109	$(1,732,199)	$20,278,244
Stock based compensation	—	—	127,541	—	—	127,541
Net income	—	—	—	618,159	—	618,159

Balance at September 30, 2007	5,358,217	$53,582	$11,083,293	$11,619,268	$(1,732,199)	$21,023,944
Exercise of stock options	8,000	80	61,034	—	—	61,114
Issuance of restricted stock	25,000	250	—	—	—	250
Stock based compensation	—	—	188,172	—	—	188,172
Net income	—	—	—	556,033	—	556,033

Balance at December 31, 2007	5,391,217	$53,912	$11,332,499	$12,175,301	$(1,732,199)	$21,829,513

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flow from operating activities:
Net income	$1,359,286	$700,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,286,641	1,216,555
Stock-based compensation	464,685	514,676
Unrealized gain from marketable securities	—	(32,745)
Net gain on sale of assets	(44,364)	—
Provision for allowances on accounts receivable	117,388	27,017
Provision for inventory obsolescence and losses	401,698	273,539
Non-cash charges for options issued for services	—	7,480
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(401,851)	997,589
Inventories	(203,375)	(357,997)
Other long term assets	97,276	—
Income taxes payable	—	(1,008,901)
Prepaid expenses, other current assets, and other assets	(11,276)	(568,960)
Accounts payable	(410,118)	(243,939)
Accrued expenses and deferred revenue	476,806	(874,662)

Net cash provided by operating activities	3,132,796	650,308

Cash flows (used in) provided by investing activities
Proceeds from sale of building	461,898	—
Purchase of marketable securities	(650,000)	(500,000)
Purchase of equipment	(789,671)	(574,171)
Additional cash paid for Stealth acquisition	(1,500,000)	(92,455)
Cash paid for MICA acquisition, net of cash acquired	(3,120,933)	—

Net cash used in investing activities	(5,598,706)	(1,166,626)

Cash flows (used in) provided by financing activities:
Repayment of the line of credit	(728,528)	(475,972)
Proceeds from line of credit	728,528	—
Repayments on mortgages and term loan	(1,059,736)	(648,164)
Repayments of MICA debt	(646,820)	—
Repayments of capital leases	(2,643)	(11,933)
Purchase of treasury stock	(205,185)	—
Proceeds from the exercise of stock options and issuance of restricted common stock	330,229	212,559

Net cash used in financing activities	(1,584,155)	(923,510)

Net decrease in cash and cash equivalents	(4,050,065)	(1,439,828)
Cash and cash equivalents at beginning of period	7,058,524	5,266,580

Cash and cash equivalents at end of period	$3,008,459	$3,826,752

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$247,656	$334,356

Income taxes	$1,134,000	$2,086,899

Supplemental disclosure of non-cash financing activities:
Shares issued to MICA stockholders	$1,999,968	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2007. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of December 31, 2007, the results of operations for the three and nine months ended December 31, 2007 and 2006, and the cash flows for the nine months ended December 31, 2007 and 2006.

The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year ended March 31, 2008.

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

The consolidated financial statements include the accounts of Micronetics, Inc. (“Micronetics”) and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Enon Microwave, Inc. (“Enon”), Microwave Concepts, Inc. (“MicroCon”) Stealth Microwave, Inc. (“Stealth”) and MICA Microwave Corporation (“MICA”). The operating results of MICA have been included in the Company’s consolidated financial statements since June 5, 2007, the date of acquisition (See Note 3). In September 2007, the Enon subsidiary was dissolved and its operations were merged with and into the Micronetics’ operations. All material intercompany balances and transactions have been eliminated in consolidation.

Use of estimates—US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments include revenue recognition, assumptions used in stock option and goodwill valuations, reserves for accounts receivable and inventories, useful lives of property, plant and equipment, purchase price allocation, intangibles, accrued liabilities, and deferred income taxes and various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Marketable securities—The Company’s investments in marketable securities are classified as “available for sale” and are reported at fair value in the Company’s consolidated balance sheets, with net unrealized holding gains or losses recorded as a separate component of other comprehensive income, net of tax.

Financial instruments—The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007, as required under its credit facility, to mitigate the effect of interest rate fluctuations on the term loan. This interest rate swap was not designated as a hedging instrument at the initiation of the swap, and the Company has not applied hedge accounting. As a result, at the end of each period, the interest rate swap is recorded on the consolidated balance sheet, with any related gains or loses charged to earnings. During the three and nine months ending December 31, 2007, the Company recorded a loss of $83,973 and $154,041, respectively, to reflect the fair value for the interest rate swaps.

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

Recent accounting pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN No. 48”).” FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN No. 48 in the first quarter of Fiscal 2008. The Company’s adoption of FIN No. 48 on April 1, 2007 resulted in the recognition of $96,443 of previously uncertain tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 retained earnings balance in the first quarter of fiscal 2008.

In December 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective in the first quarter of Fiscal 2009. The Company is currently evaluating the effect of this statement on its consolidated financial statements.

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires companies to defer and capitalize prepaid nonrefundable advance payments for goods or services that will be used for future research and development activities over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The provisions of EITF 07-3 are effective beginning April 1, 2008. The Company is currently evaluating the effect that the adoption of EITF 07-03 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. SFAS 141(R) is effective for any of the Company’s business combinations on or after April 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 clarifies the accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for the Company on April 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

The following table summarizes the preliminary fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

(Unaudited) (in thousands)
Cash and accounts receivable	$773
Inventory	1,308
Property, plant and equipment	483
Other assets	41
Development technology drawings	220
Customer relationships	1,180
Order backlog	90
Trade name	260
Goodwill	2,950
Debt	(647)
Deferred taxes	101
Deferred taxes on acquired intangible assets	(700)
Income taxes payable	(137)
Accounts payable and accrued expenses	(704)

Subtotal	5,218
Less: cash assumed	(97)

Net purchase price	$5,121

The acquisition of MICA was accounted for as a purchase under SFAS No. 141, “Business Combinations”. Accordingly, the operating results of MICA have been included in the Company’s consolidated financial statements since the June 5, 2007 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be one to ten years and has included them in intangible assets, net, in the accompanying consolidated balance sheet as of December 31, 2007. The values assigned to intangible assets were based on an independent appraisal. The allocation of the purchase price is preliminary and may be subject to adjustments.

The following table sets forth certain pro forma results for the nine months ended December 31, 2007 and 2006 if the acquisition of MICA had taken place on April 1, 2006:

	Nine Months Ended (Unaudited)
	December 31, 2007	December 31, 2006
	(in thousands, except earnings per share)	(in thousands, except earnings per share)
Pro forma revenue	$25,697	$21,554
Pro forma net income (1)	$1,404	$767
Pro forma earnings per share:

Basic	$0.29	$0.16
Diluted	$0.28	$0.16

(1)	Amortization costs of approximately $161,000 related to the purchase price in 2007 were assessed to the 2006 income. Management believes that including these adjustments in the above periods allow investors to better compare results in the future periods.

4. INVENTORIES, NET

At December 31, 2007 and March 31, 2007, inventories consisted of the following:

	December 31, 2007	March 31, 2007
	(Unaudited)	(Audited)
Raw materials	$5,235,587	$4,072,116
Work in process	1,765,598	1,339,160
Finished goods	639,579	717,534

	7,640,764	6,128,810
Less allowance for obsolescence	(981,818)	(580,119)

	$6,658,946	$5,548,691

5. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2007 and March 31, 2007, property, plant and equipment, net consisted of the following:

	December 31, 2007	March 31, 2007
	(Unaudited)	(Audited)
Land	$162,000	$162,000
Buildings and leasehold improvements	1,105,746	1,555,106
Machinery and equipment	8,839,593	7,877,654
Furniture, fixtures and other	242,563	286,516

	10,349,902	9,881,276
Less accumulated depreciation	(6,214,478)	(5,863,811)

	$4,135,424	$4,017,465

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

The following table presents details of the Company’s finite-lived intangible assets as of December 31, 2007 and March 31, 2007 (in thousands):

Intangible Assets	December 31, 2007 (Unaudited)				March 31, 2007 (Audited)
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	7-10	$4,130	$1,148	$2,982	$2,950	$761	$2,189
Covenants not to compete	2	480	480	—	480	433	47
Order backlog	1	380	341	39	290	290	—
Trade Name	10	260	15	245	—	—	—
Developed technology- drawings	5	390	112	278	170	62	108

Total intangibles		$5,640	$2,096	$3,544	$3,890	$1,546	$2,344

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2008	$184
2009	660
2010	643
2011	616
2012	618
Thereafter	823

Total	$3,544

Changes in the carrying amount of goodwill at December 31, 2007 and March 31, 2007 are as follows:

	December 31, 2007	March 31, 2007
	(Unaudited)	(Audited)
Balance at the beginning of the period	$5,982,709	$4,390,254
Acquisitions	2,949,735	—
Earnout payment	—	1,500,000
Purchase accounting adjustments	—	92,455

Balance at the end of the period	$8,932,444	$5,982,709

7. ACCRUED EXPENSES

At December 31, 2007 and March 31, 2007 accrued expenses consisted of the following:

	December 31, 2007	March 31, 2007
	(Unaudited)	(Audited)
Unbilled payables	$643,517	$169,755
Professional fees	297,776	261,372
Payroll, benefits and related taxes	1,088,883	1,195,273
Warranty	98,443	100,178
Miscellaneous	516,750	1,615,787

	$2,645,369	$3,342,365

Included in accrued payroll are bonuses of $534,951 and $572,951 at December 31, 2007 and March 31, 2007. Miscellaneous accrued expenses at March 31, 2007 included $1.5 million in earnout payments due to the former stockholders of Stealth that was paid in April 2007.

8. LONG-TERM DEBT

At December 31, 2007 and March 31, 2007 long-term debt consisted of the following:

	December 31, 2007	March 31, 2007
	(Unaudited)	(Audited)
Term loan	5,850,000	6,500,000
Mortgage payable, MA	—	310,531
Mortgage payable, NH	164,871	264,076
Capital leases	5,579	8,222

Total	6,020,450	7,082,829
Less current portion	(1,442,869)	(1,449,443)

Long-term debt net of current portion	$4,577,581	$5,633,386

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

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 Month LIBOR rate plus 1.8%, which at December 31, 2007 was 7.03%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current 30 day LIBOR rate plus 1.8%, which at December 31, 2007 was 6.62%. The company had $5.0 million available under the line at December 31, 2007.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At December 31, 2007, the Company was in compliance with all financial debt covenants.

Mortgage payable, NH

In February 2004, Micronetics refinanced the mortgage on its headquarters by entering into a new five-year mortgage payable for $630,000. The note bears interest at 5.75% per annum and is payable in monthly installments, including interest, of $12,107. This loan is secured by the land and building of Micronetics’ headquarters.

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

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the three months ended December 31, 2007 and December 31, 2006:

	Three Months Ended
	December 31, 2007 (Unaudited)	December 31, 2006 (Unaudited)
Cost of sales	$13,096	$22,718
Selling, general and administrative	175,076	125,597
Research and development	—	28,125

Stock-based compensation effect in income before taxes	188,172	176,440
Income taxes	(46,956)	(24,767)

Net stock-based compensation effect on basic earnings per common share	$141,216	$151,673

Stock-based compensation effect on basic earnings per common share	$0.03	$0.03
Stock-based compensation effect on diluted earnings per common share	$0.03	$0.03

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the nine months ended December 31, 2007 and December 31, 2006:

	Nine Months Ended
	December 31, 2007 (Unaudited)	December 31, 2006 (Unaudited)
Cost of sales	$46,470	$81,153
Selling, general and administrative	390,995	353,992
Research and development	27,220	79,531

Stock-based compensation effect in income before taxes	464,685	514,676
Income taxes	(88,913)	(71,746)

Net stock-based compensation effect on basic earnings per common share	$375,772	$442,930

Stock-based compensation effect on basic earnings per common share	$0.08	$0.07
Stock-based compensation effect on diluted earnings per common share	$0.08	$0.09

Unrecognized stock-based compensation expense related to the unvested options is approximately $1.5 million, and will be recorded over the remaining vesting periods of one to ten years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

The Company granted 25,000 shares of restricted stock to an employee under the 2006 Equity Incentive Plan on November 14, 2007. The shares were issued at a purchase price of $.01 per share. The fair value of the restricted stock was determined based on the fair value of the Company’s common stock on the grant date. Upon issuance of the restricted stock 10,000 shares were vested, with the remaining 15,000 shares to vest twenty percent upon the completion of each quarterly period thereafter. The stock will be fully vested on August 14, 2008. As a result of the issuance of the restricted stock, the Company recognized $184,750 of stock compensation costs, $73,900 of which was expensed in Q3 FY 08 and $110,850 remaining in unearned compensation cost as of December 31, 2007, to be recognized during the next three quarters.

In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on an annual basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 will be recognized in the period the forfeiture estimate is changed.

There were 55,000 options granted in the third quarter of Fiscal 2008 and 178,000 in the first quarter of Fiscal 2008. No options were granted in the second quarter of Fiscal 2008. The fair value of options issued in the first and third quarters of Fiscal 2008 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (unaudited):

	December 31, 2007	June 30, 2007
Risk Free Interest Rate	3.89%	4.98%
Expected Life	7.57 years	3.97 years
Expected Volatility	55%	60%
Expected Dividend Yield	0%	0%

The per share weighted average fair value of stock options granted for the nine months ended December 31, 2007 was $4.19.

At December 31, 2007, the Company had three stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 1996 Stock Option Plan, the 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 1996 Stock Option Plan

During the fiscal year ended March 31, 1997, the Company adopted a stock option plan, entitled the “1996 Stock Option Plan” (the “1996 Plan”), under which the Company may grant options to purchase up to 300,000 shares of common stock. During the fiscal year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of common stock that may be granted under the Plan to 900,000. As of December 31, 2007, there were 2,500 options outstanding under the 1996 Plan. In 2003, the Board of Directors determined that it would not issue any new option awards under the 1996 Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of December 31, 2007, there were 501,325 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of December 31, 2007 there were 236,000 options and 25,000 shares of restricted stock outstanding under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the nine months ended December 31, 2007 (unaudited):

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic value
Outstanding at March 31, 2007	796,825	$7.29
Granted	233,000	7.90
Exercised	(92,625)	3.51
Canceled	(142,375)	7.86

Outstanding at December 31, 2007	794,825	$7.81	4.75	$526,692

Exercisable at December 31, 2007	332,850	$7.58	2.22	$297,319

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2007 (unaudited):

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2007	481,025	$3.48
Granted	233,000	4.19
Forfeited	(74,750)	3.26
Vested	(177,300)	3.38

Non-vested as of December 31, 2007	461,975	$3.91

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

10. INCOME TAXES

The Company’s effective tax rate was 44% and 62% for the three months ended December 31, 2007 and 2006 as compared to 45% and 49% for the nine months ended December 31, 2007 and 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company’s adoption of FIN No. 48 on April 1, 2007 resulted in the recognition of $96,443 of previously uncertain tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 retained earnings balance in the first quarter of Fiscal 2008. The FIN No. 48 analysis for the nine months ended December 31, 2007 resulted in an additional $18,288 in uncertain tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. The Company incurred $4,650 in interest and penalty expense for the nine months ended December 31, 2007.

As a result of the adoption of FIN No. 48, the Company has $114,731 of uncertain tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes.

As of April 1, 2007, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is generally open to examination for tax years 2004 through 2006.

11. EARNINGS PER SHARE

Basic earnings per share is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The computations of basic and diluted EPS for the three months ended December 31, 2007 and 2006 (unaudited) are:

	Three Months Ended
	December 31, 2007	December 31, 2006
Net income	$556,033	$111,104
Weighted average shares outstanding	4,987,525	4,642,041
Basic earnings per share	$0.11	$0.02
Common stock equivalents	6,034	73,274
Weighted average common and common equivalent shares outstanding	4,993,559	4,715,315

	Three Months Ended
	December 31, 2007	December 31, 2006
Diluted earnings per share	$0.11	$0.02

The computations of basic and diluted EPS for the nine months ended December 31, 2007 and 2006 (unaudited) are:

	Nine Months Ended
	December 31, 2007	December 31, 2006
Net income	$1,359,286	$700,656
Weighted average shares outstanding	4,911,995	4,631,854
Basic earnings per share	$0.28	$0.15
Common stock equivalents	24,779	195,430
Weighted average common and common equivalent shares outstanding	4,936,774	4,827,284
Diluted earnings per share	$0.28	$0.15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Income Taxes And Valuation Allowances

We recognize income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at December 31, 2007 and 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN No. 48 in the first quarter of Fiscal 2008. The adoption of FIN No. 48 resulted in an adjustment for uncertain tax benefits of $96,443 to the April 1, 2007 retained earnings balance.

In December 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective in the first quarter of Fiscal 2009. We are currently evaluating the effect of this statement on our consolidated financial statements.

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires companies to defer and capitalize prepaid nonrefundable advance payments for goods or services that will be used for future research and development activities over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The provisions of EITF 07-3 are effective beginning April 1, 2008. We are currently evaluating the effect that the adoption of EITF 07-03 will have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. SFAS 141(R) is effective for any of the Company’s business combinations on or after April 1, 2009. We are currently evaluating the effect that the adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 clarifies the accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for the Company on April 1, 2009. We are currently evaluating the effect that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

Micronetics operates through its four wholly owned subsidiaries, Micro-Con, MVS, Stealth and MICA. During Q3 FY 08, the Enon subsidiary was dissolved and its operations were merged within the Micronetics’ operations in NH. These subsidiaries, along with Micronetics’ NH based facility, manufacture products in three major product categories: RF Microwave Components, Microwave Integrated Multifunction Subassemblies and Test Solutions.

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

Results of Operations

The Consolidated Statements of Income for the three and nine months ended December 31, 2007 include the operations of MICA from the acquisition date of June 5, 2007.

Three Months Ended December 31, 2007 compared to December 31, 2006

Net sales

Net sales for the three months ended December 31, 2007 (“Q3 FY 08”) were $8,828,302, an increase of $3,318,147, or 60% as compared to $5,510,155 for the three months ended December 31, 2006 (“Q3 FY 07”). The increase in net sales for Q3 FY 08 is primarily attributable to an increase in net sales of high performance power amplifiers to the commercial market of $1.4 million, $1.3 million in sales of high performance mixers and ferrites from MICA, as well as an increase in net sales of voltage controlled oscillators used in electronic jamming systems of $.4 million and an increase in net sales of noise sources of $.4 million. As a result, commercial and defense revenues were 71% and 29%, respectively, of the total revenues for Q3 FY 08, as compared to 65% and 35%, respectively, for Q3 FY 07.

Gross profit margin

Gross profit as a percent of sales increased to 41% for Q3 FY 08 from 39% for Q3 FY 07. The increase is primarily attributable to the volume increase in net sales of high performance power amplifiers, offset in part by lower average selling prices of amplifiers to a major customer and lower margins on our ferrite products.

Research and development

Research and development (R&D) expense increased $108,960 for Q3 FY 08 as compared to Q3 FY 07. The increase is primarily due to the increase in R&D salaries related to new development programs. R&D expenses as a percentage of sales remained at 3.3% for Q3 FY 08 as compared to Q3 FY 07.

Selling, general and administrative

Selling, general and administrative (SG&A) expense increased $541,545 for Q3 FY 08 as compared to Q3 FY 07. The increase was primarily attributable to increases in salaries and benefits of $133,000, professional fees of $52,000, commissions of $48,000, and the inclusion of MICA’s SG&A expenses of $243,000. SG&A expenses as a percentage of sales decreased to 22.5% on Q3 FY 08 as compared to 26.2% for Q3 FY 07, primarily due to the increase in net sales for Q3 FY 08 as compared to Q3 FY 07.

Amortization of intangible assets

Amortization expense was $183,357 for Q3 FY 08 as compared to $178,296 for Q3 FY 07.

Interest expense

Interest expense was $107,847 for Q3 FY 08 as compared to $108,022 for Q3 FY 07.

Provision for income taxes

Our effective tax rate was 44% for Q3 FY 08 as compared to 62% for Q3 FY 07. The decrease in the effective tax rate for the quarter ended December 31, 2007 is primarily due to a decrease in incentive stock-based compensation expense, which is not deductible for tax purposes, as well as an increase in tax benefits associated with the domestic production activity deduction as compared to the quarter ended December 31, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

Our adoption FIN No. 48 on April 1, 2007 resulted in the recognition of $96,443 of uncertain tax benefits, which in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 balance of retained earnings. In the third quarter of Fiscal 2008 the liability for uncertain tax benefits increased by $15,000. Our policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any.

As a result of the adoption of FIN No. 48, the Company has $114,731 of uncertain tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes.

As of April 1, 2007, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is generally open to examination for tax years 2004 through 2006.

Nine Months Ended December 31, 2007 compared to December 31, 2006

Net sales

Net sales for the nine months ended December 31, 2007 were $24,901,931, an increase of $7,524,012, or 43% as compared to $17,377,919 for the nine months ended December 31, 2006. The increase in net sales for the nine months ended December 31, 2007 is primarily attributable to a increase in net sales of high performance power amplifiers to the commercial market of $3.5 million, $3.2 million in sales of high performance mixers and ferrites from MICA, as well as an increase in net sales of voltage controlled oscillators used in electronic jamming systems of $.9 million. As a result, commercial and defense revenues were 71% and 29%, respectively, as a percent of the total revenues for the nine months ended December 31, 2007, as compared to 65% and 35%, respectively, for the nine months ended December 31, 2006.

Gross profit margin

Gross profit as a percent of sales decreased for the nine months ended December 31, 2007 to 39% from 40% for the nine months ended December 31, 2006. The decrease is primarily attributable to the lower average selling prices of power amplifiers to a major customer, and lower margins on our ferrite products.

Research and development

Research and development (R&D) expense increased $9,491 for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006. R&D expenses decreased to 2% of net sales for the nine months ended December 31, 2007 from 3% of net sales for the nine months ended December 31, 2006.

Selling, general and administrative

Selling, general and administrative (SG&A) expense increased $1,335,512 for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006. SG&A expenses decreased to 23% of net sales for the nine months ended December 31, 2007 from 25% for the nine months ended December 31, 2006. The increase in spending was primarily attributable to increases in salaries and benefits of $315,000, commissions of $87,000, professional expenses of $76,000, travel and entertainment expenses of $47,000 and the inclusion of $619,000 in MICA selling expenses.

Amortization of intangible assets

Amortization expense was $549,807 for the nine months ended December 31, 2007 as compared to $534,887 for the nine months ended December 31, 2006.

Interest expense

Interest expense increased $48,824 or 15% to $384,693 for the nine months ended December 31, 2007 as compared to $335,869 for the nine months ended December 31, 2006.

Provision for income taxes

Our effective tax rate was 45% for the nine months ended December 31, 2007 as compared to 49% for the nine months ended December 31, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

We adopted FIN No. 48 on April 1, 2007 resulting in the recognition of $96,443 of uncertain tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 balance of retained earnings. The FIN No. 48 analysis for the nine months ended December 31, 2007 resulted in an additional $18,288 in uncertain tax benefits.

Following the adoption of FIN No. 48, we had $114,731 of uncertain tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes. There have been no significant changes to these amounts during the nine months ended December 31, 2007.

Our policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any. No material amount of such expense was recognized during the nine months ended December 31, 2007.

Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flow and borrowings. We had cash and working capital at December 31, 2007 of $3,008,459 and $11,274,063, respectively, as compared with cash and working capital of $7,058,524 and $11,836,943, respectively at March 31, 2007. Our current ratio was approximately 3.3 to 1 at December 31, 2007, as compared to 3.2 to 1 at March 31, 2007. The reduction in cash was primarily related to the cash used in connection with the acquisition of MICA, and the increase in working capital other than cash.

Net cash provided by operating activities was $3,132,796 during the nine months ended December 31, 2007 as compared to net cash provided by operating activities of $650,308 during the nine months ended December 31, 2006. Cash provided by operating activities resulted from net income of $1,359,286, adjusted by non-cash charges for depreciation and amortization of $1,286,641, stock-based compensation of $464,685, increases in accounts receivable and inventory reserves of $519,086, and a decrease in working capital changes of $461,408. Working capital changes primarily resulted from an increase in accounts receivable of $401,851 and a decrease in accounts payable of $410,118, offset by an increase in accrued expenses of $476,806. Accounts receivable increased primarily due to strong sales in the nine months ended December 31, 2007.

Net cash used in investing activities was $5,598,706 during the nine months ended December 31, 2007 as compared to $1,166,626 during the nine months ended December 31, 2006, primarily as a result of the acquisition of MICA of $3,120,933 and the final earnout payment of $1.5 million to the former stockholders of Stealth in Q1 FY 08. Investing activities incurred by the Company during the nine months ended December 31, 2007 also included $789,671 of capital expenditures and $650,000 of marketable securities offset by $461,898 related to the sale of the Enon condominium in Q1 FY 08.

Net cash used in financing activities was $1,584,155 during the nine months ended December 31, 2007 as compared to $923,510 during the nine months ended December 31, 2006 primarily due to repayments on the mortgages, line of credit and term loans in the nine months ended December 31, 2007.

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

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 month LIBOR rate plus 1.8%, which at December 31, 2007 was 7.03%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current 30 day LIBOR rate plus 1.8%, which at December 31, 2007 was 6.62%. We had $5.0 million available under the line at December 31, 2007.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At December 31, 2007, we were in compliance with all financial debt covenants.

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

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities. Our investment portfolio consists entirely of money market and bond funds, which are subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe we have a material exposure to interest rate risk on investments.

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

Evaluation of disclosure controls and procedures – As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company.

Changes in internal control – There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our stock price has historically been volatile. From April 1, 2005 to December 31, 2007, the trading price of our common stock ranged from $23.31 to $6.52. Many factors may cause the market price of our common stock to fluctuate, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	On October 17, 2007, the Company held its Annual Meeting of Shareholders.

(b)	Not Applicable

(c)	At such meeting, the shareholders of the Company voted:

(1)	To elect five (5) Directors to serve for the ensuing year. The votes cast were as follows:

Nominees	Votes For	Votes Withheld
David Siegel	4,163,423	56,715
David Robbins	4,164,937	55,210
Gerald Hattori	4,164,012	56,135
Stephen Bathelmes, Jr.	4,151,144	69,003
D’Anne Hurd	4,163,982	56,165

(2)	To ratify the selection of Grant Thornton, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2008. The votes cast were as follows:

Votes For	Votes Against	Abstained	Broker Non- Votes
4,206,967	5,066	0	0

(d)	Not Applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: February 13, 2008	By:	/s/ DAVID ROBBINS
David Robbins,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 13, 2008	By:	/s/ DIANE BOURQUE
Diane Bourque,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)