Form 10-K
period 2008-03-31
MICRONETICS  INC
filed 2008-06-30
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $37,022,590 based on the closing price of $9.46 of the issuer’s common stock, par value $.01 per share, as reported by NASDAQ on September 30, 2007.

On June 15, 2008, there were 5,391,217 shares of the issuer’s common stock outstanding.

The Proxy Statement of the registrant to be filed on or before July 29, 2008 is incorporated by reference to Part III herein.

Part I

This Annual Report on Form 10-K contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Micronetics, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Description of Business.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Micronetics” we mean Micronetics, Inc. and its subsidiaries.

ITEM 1. Business.

General

Micronetics was incorporated in New Jersey in 1975 and re-incorporated in Delaware in 1987.

In June 2007, we acquired all of the issued and outstanding capital stock of MICA Microwave Corporation (“MICA”), a California corporation located in Manteca, California. The acquisition of MICA was accounted for as a purchase, and the operating results of MICA have been included in the consolidated financial statements since the June 5, 2007 acquisition date. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition.

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

The following are descriptions of Micronetics’ three major product categories:

RF Microwave Components:

Micronetics’ RF Microwave Component product family consists of high performance receiver components, noise components, voltage controlled oscillator components, linearized and non-linearized power amplifier components and Ferrite components. These components are designed and manufactured at our wholly owned subsidiaries MVS, Micro-Con, Stealth, MICA and the Micronetics’ NH facility.

Our receiver components (switches, attenuators, phase shifters, detectors and mixers) are used widely in military ground-based, shipboard and airborne radar for tracking and simulation, phased array radar, electronic warfare systems, electronic intelligence and tactical/satellite communication systems. In addition, receiver components have commercial applications such as wireless communications, radar surveillance and test equipment to support systems. This category of products offers several competitive technical advantages, including a dedicated high power design and development facility, which manufactures receiver components in power levels up to 1200W CW (carrier wave). We are only aware of a few companies with this expertise. These designs are successfully embedded into applications such as radar measurement, airborne synthetic aperture radar polarization and receiver protection in radar and communications. In addition, Micronetics also offers high power testing services.

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

Micronetics designs and manufactures a broad selection of linearized and non linearized power amplifiers. Our specialized amplifiers are designed with a proprietary linearization capability that allows for smaller size amplifier solutions with a fraction of the power consumption. Our amplifier products are used in various commercial and military applications, and are currently in operation in applications such as base stations for commercial telecommunications standards to 3G and 4G standards, portable mobile video transmitters, MMDS transmitters, digital electronic news gathering equipment, RF test and measurement, multi-band military radio systems for man-pack, vehicular, and flight applications military countermeasures, jamming systems, and RF medical devices.

Microneticsdesigns and manufactures broadband mixers and ferrites. Its products offer exceptional performance for systems where spectral purity is important, including IED Jamming, TD-CDMA, WiMAX, COFDM, Radar, Electronic Warfare and Space application.

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

After a decade of reduced spending, the defense procurement budget has been increasing in recent years. Driven by the need to modernize U.S. forces increased procurement spending is necessary. As a result, it appears that the current business, political and global security environments are creating new opportunities for mid-tier defense/aerospace manufacturers to develop strategic relationships with prime contractors and provide additional system development and production for the next generation platforms and weapons systems.

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

A key driver of demand for Micronetics’ products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, testing is critical for the rapid commercialization of reliable products necessitated by broadband and wireless communication technologies. As the speed to market challenges increase, larger companies are relying increasingly on other companies to manufacture a module or an integrated subassembly to perform such testing. This module or subassembly is then assembled by the larger company into an integrated piece of equipment and sold to a customer. Micronetics has been seeking to capitalize on this trend by increasing its capability of manufacturing integrated subassemblies. Our goal is to leverage our high power and noise technology to continue to be the most reliable microwave subsystem supplier in the marketplace.

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

•

REMAIN THE LEADING SUPPLIER OF KEY TECHNOLOGIES. We are a leading supplier of certain key technologies in all our business segments. Our core competencies are our broadband noise sources, low noise amplifiers, low IMD switches and mixers, high power components and linearized power amplifiers. These areas provide a real lead into many microwave system applications.

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

Manufacturing

Our components that require automated assembly equipment are generally manufactured by third parties and tested by Micronetics for quality assurance. The production process for these products is usually completed within two to three weeks. Manufacturing of our other products, which involve less automated assembly equipment, takes place at our Hudson, NH, Danbury, CT, Fairfield, NJ, Trenton, NJ, or Manteca, CA facilities. The production process for these products ranges from one to twenty-four weeks. We generally maintain inventory of the raw materials required for production of our products for a period of up to one year.

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

Suppliers

We have approximately 500 suppliers, a few of which are the sole source for some raw materials. During the past ten years, we have experienced limited supply problems and do not anticipate any material increase in these problems in the foreseeable future. We do not believe there would be any significant business disruption if we were to lose one of our sole suppliers because we generally have sufficient inventory to give us time to develop an alternative supplier.

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

During Fiscal 2008 and Fiscal 2007, the approximate mix of sales was 69% and 66% respectively, for commercial applications and 31% and 34% respectively, for defense applications.

Customers

We sell primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or larger Fortune 500 companies with world-wide operations. Our three largest customers, ITT Electronic Warfare Systems, Aerosat Avionics, LLC and Nextwave/Jabil Circuit accounted for 9.2%, 8.1% and 8.0% of the consolidated sales in Fiscal 2008, respectively. We believe that replacing any of these customers could be difficult.

Other customers of Micronetics include Airspan, EDO/Benchmark, Comtech, Raytheon, Northrop Grumman Corporation, Pegasus GSS, LLC and Anaren Microwave. In addition, direct government customers include DFAS, Hill AFB, and NAVICP. Our customers generally purchase our products on the basis of purchase orders, rather than long-term supply contracts.

Competition

We are subject to active competition in the sale of virtually all of our products. Many of our competitors, including divisions of major corporations, have significantly greater resources than those currently available to us. Additionally, some of our customers compete directly by manufacturing certain components themselves, rather than purchasing them from Micronetics.

Our primary competitors are Herley Industries, Inc., Chelton, M/A Com, Filtronics, Spectrum Control, Crane Inc., DBM Microwave, Wireless Telecom Group, Mini-Circuits, Synergy, Teledyne, Aeroflex and Z-Comm.

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

Research and Development

Micronetics maintained an engineering staff of 24 individuals as of March 31, 2008, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel. These expenses were $1,018,010 and $782,329 for Fiscal 2008 and Fiscal 2007, respectively. The increase in research and development expenses is due primarily to our development work on an inflight high-speed internet transceiver product.

Micronetics intends to continue its research and development activities and considers these efforts to be vital to its future business expansion and success.

Backlog

Micronetics’ backlog of firm orders was approximately $14.1 million and $12.9 million on March 31, 2008 and 2007, respectively.

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

Employees

As of March 31, 2008, we had 167 full-time employees including 27 engaged in management and administration, 24 in engineering, 111 in production and testing and 5 in sales. Management believes that relations with our employees are good.

Intellectual Property

Micronetics has been granted U.S. patents on certain of its designs, including the MicroCal test components and a VCO design. In the absence of patents, Micronetics relies upon trade secret laws and confidentiality procedures to protect its confidential and proprietary information.

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

Our stock price has historically been volatile. From April 1, 2006 to March 31, 2008, the trading price of our common stock ranged from $22.81 to $6.07. Many factors may cause the market price of our common stock to fluctuate, including:

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

Changes in the securities laws and regulations have increased, and are likely to continue to increase, our costs, and may also adversely affect our ability to attract and retain qualified directors.

The Sarbanes-Oxley Act has required changes in some of our corporate governance, securities disclosure and compliance practices. Pursuant to the requirements of that Act, the SEC and the Nasdaq Stock Market have promulgated rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal costs, and increased our accounting and auditing costs, and we expect these costs to continue to increase, and to materially impact our financial results. In particular, we have incurred and will continue to incur substantial expense in the on-going evaluation and testing of our internal control over financial reporting as we comply with Section 404 of the Sarbanes-Oxley Act. These changes in securities laws and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

Our common stock is thinly traded; therefore, our stock price may fluctuate more than the stock market as a whole.

Although our shares are traded on the Nasdaq Stock Market, our stock is thinly traded. As a result, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of common stock may have a greater impact on the trading price than would be the case if the public float were larger.

If we or our independent registered public accounting firm are unable to affirm the effectiveness of our internal control over financial reporting in future years, the market value of our common stock could be adversely affected.

Our independent registered public accounting firm must audit and report on our internal controls over financial reporting as of March 31, 2010 and subsequent fiscal year end dates, respectively, and such report must be included in our Annual Report on Form 10-K for the year ending March 31, 2010, and in subsequent Annual Reports on Form 10-K for subsequent years, respectively. We cannot assure you that we or our independent registered public accounting firm will be able to report that our internal controls over financial reporting are effective as of March 31, 2010 and subsequent fiscal year end dates, respectively. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Common Stock.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our principal manufacturing facility and corporate office is located in 25,000 square feet of general office, warehouse and manufacturing space situated in a 32,000 square foot building that we own. This facility is located in an industrial park in Hudson, NH. Until May 31, 2007 we leased the remaining 7,000 square feet of this facility to an unaffiliated entity. In February 2004, we refinanced our mortgage on this facility, entering into a new five year mortgage payable for $630,000 with interest at 5.75%, payable in monthly installments of $12,107. This loan is secured by the land and the building.

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

The closing high and low bid prices for the Common Stock for each fiscal quarter from April 1, 2006 until March 31, 2008 as reported by NASDAQ, were as follows:

Bid Prices

Quarter Ended	High	Low
Fiscal 2007
First Quarter	22.81	10.64
Second Quarter	17.74	7.26
Third Quarter	8.58	6.69
Fourth Quarter	9.25	6.90

Fiscal 2008
First Quarter	9.16	7.28
Second Quarter	10.39	7.80
Third Quarter	9.66	6.57
Fourth Quarter	8.97	6.07

The number of holders of record of the common stock as of June 16, 2008 was 231. Micronetics believes that there are a substantially greater number of beneficial owners of shares of its common stock who maintain their shares in “street” name. On June 16, 2008, the last sale price of the common stock as reported by NASDAQ was $7.80 per share.

Micronetics has not paid any cash dividends during its two most recent fiscal years, nor during any subsequent interim period. Under its loan agreements, it is restricted from paying dividends without the consent of its bank.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes sales of our unregistered securities during the fiscal year ended March 31, 2008. The securities referenced below were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions.

The acquisition of MICA Microwave Corporation closed on June 5, 2007. At that time, we issued 248,135 shares of our common stock to the stockholders of MICA as partial consideration in our acquisition.

The securities issued as consideration in our acquisition were issued to U.S. investors in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans and warrants approved by security holders	755,825	$7.75	694,000
Equity compensation plans not approved by security holders	—	—	—

Total	755,825	$7.75	694,000

ITEM 6. Selected Financial Data

	Years ended March 31, (in thousands, except earnings per share)
	2008	2007	2006	2005	2004
Net sales	$32,625	$23,690	$26,909	$14,059	$13,832
Gross profit	$12,919	$9,377	$11,695	$6,421	$6,294
Gross profit	40%	40%	43%	46%	46%
Net income	$1,662	$1,041	$2,540	$1,275	$1,511
Earnings per common share
—basic	$0.34	$0.22	$0.57	$0.29	$0.34
Basic weighted average shares	4,932	4,637	4,465	4,375	4,389
Earnings per common share
—diluted	$0.34	$0.22	$0.54	$0.29	$0.34
Diluted weighted average shares	4,951	4,789	4,697	4,452	4,474
Total assets	$33,386	$29,819	$27,748	$14,636	$12,964
Total current liabilities	$5,426	$5,487	$5,598	$1,918	$2,051
Long-term debt, net of current portion	$4,226	$5,633	$5,328	$734	$920
Other long-term liabilities	$1,325	$722	$963	$170	$163

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America. This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed under the heading “Risk Factors” and elsewhere in this annual report.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 may have on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. Although the Company has adopted SFAS 159 as of April 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS 159.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised), “Business Combinations” (“SFAS 141(Revised)”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(Revised) requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. SFAS 141(Revised) also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. SFAS 141(Revised) is effective for any of the Company’s business combinations on or after April 1, 2009. SFAS 141(Revised) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at the time.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on April 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its consolidated results of operations and financial condition.

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

Revenue Recognition And Product Warranties

We generate revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. Our products are primarily hardware components, and to a lesser extent integrated assembly which includes microwave hardware and embedded software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

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

Business Combinations

We are required to allocate the purchase price of an acquired company based on the estimated fair values of assets acquired and liabilities assumed, determined as of the date of acquisition. Micronetics employs independent valuation specialists to help determine the fair values of identifiable intangible assets in order to determine the portion of the purchase price allocable to these assets. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

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

Goodwill and other indefinite lived intangible assets are tested for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather, be tested annually for impairment.

The Company assesses goodwill, by reporting unit, for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill would occur in that period. SFAS 142 requires a two-step impairment testing approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. As a result of the annual impairment test performed as of March 31, 2008, the Company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. There can be no assurance that goodwill will not become impaired in future periods.

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

Stock Compensation Expense

Effective April 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimates of the length of time employees will retain their vested stock options before exercising them, the volatility of our common stock price over the expected term and the number of options that will not vest. Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

Income Taxes And Valuation Allowances

We recognize income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2008 and 2007.

Effective April 1, 2007, we adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. The assessment of each tax position and the application of the measurement methodology of FIN 48 requires significant judgment. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits or the expiration of statutes of limitations, which may result in charges or credits to the provision for income taxes. See Note 13 to the Consolidated Financial Statements included in this Form 10-K for further disclosure regarding FIN 48.

Results of Operations

Fiscal 2008 versus Fiscal 2007

The Consolidated Statement of Income for the twelve months ended March 31, 2008 include the operations of MICA from the acquisition date of June 5, 2007.

Net sales

Net sales for Fiscal 2008 were $32,624,946, an increase of $8,934,710 or 38% as compared to net sales of $23,690,236 for Fiscal 2007. The increase in net sales for the fiscal year is primarily attributable to $4.4 million in sales of high performance mixers and ferrites from MICA, an increase in net sales of high performance power amplifiers to the commercial market of $2.7 million, an increase in voltage controlled oscillators used in electronic jamming systems of $1.0 million and an increase in net sales of noise sources of $.8 million. Foreign sales accounted for approximately $8,797,497 and $5,225,943 in Fiscal 2008 and Fiscal 2007, respectively. The increase is primarily attributable to the increase in foreign sales related to high performance power amplifiers shipped to the United Kingdom.

Gross profit margin

Gross profit as a percent of sales is consistent at 40% for both Fiscal 2008 and Fiscal 2007.

Research and development

Research and development (“R&D”) expense was consistent at 3% of net sales in Fiscal 2008 and Fiscal 2007. However, R&D expenses increased $235,681, or 30% for Fiscal 2008 as compared to Fiscal 2007 primarily due to development work on an inflight high-speed internet transceiver product.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense decreased as a percent of net sales to 23% in Fiscal 2008 from 24% in Fiscal 2007, primarily due to the increase in net sales. However, SG&A expenses increased $1,905,225 or 33% to $7,589,390 for Fiscal 2008, as compared to $5,684,165 for Fiscal 2007. The overall increase in spending was primarily attributable to the inclusion of MICA’s SG&A expenses of $944,000, an increase in salaries and benefit expense of $607,000 due to an increase in staffing, an increase in professional fees related to compliance with Section 404(a) of the Sarbanes-Oxley Act of $168,000, an increase in commission expense of $100,000 and a increase in stock-based compensation expense of $94,000 primarily related to a grant of restricted stock during Fiscal 2008.

Amortization of intangible assets

Amortization expense attributable to the intangible assets related to the acquisitions of Stealth and MICA was $733,160 in Fiscal 2008 as compared to $751,819 in Fiscal 2007.

Interest expense

Interest expense increased $56,368 or 13% to $485,356 for Fiscal 2008 as compared to $428,988 in Fiscal 2007. The increase in interest expense was primarily attributable to the increase in borrowings in March 2007 as a result of the $6.5 million term loan used to finance the MICA acquisition.

Unrealized loss on interest rate swap

An unrealized loss of $280,865 was recorded in Fiscal 2008 to reflect the fair value for an interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 45% for Fiscal 2008 as compared to 48% for Fiscal 2007. The decrease in the effective tax rate is primarily related to a larger credit for domestic production activities deduction in Fiscal 2008 as compared to Fiscal 2007.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. We had cash and working capital at March 31, 2008 of $3,163,415 and $11,197,241, respectively, as compared with cash and working capital of $7,058,524 and $11,836,943, respectively at March 31, 2007. Our current ratio was approximately 3.08 to 1 at March 31, 2008, as compared to 3.16 to 1 at March 31, 2007.

Net cash provided by operating activities was $3,888,038 in Fiscal 2008 compared to $1,111,173 during Fiscal 2007. The increase in net cash provided by operating activities was primarily the result of an increase in net income of $621,663, unrealized loss on interest rate swap of $280,865 and a net increase in working capital of $2,287,712, offset by an increase in deferred tax assets of $411,079. The primary change in working capital was a reduction in prepaid expenses due to lower tax payments made during Fiscal 2008 as compared to Fiscal 2007 and an increase in accrual expenses in Fiscal 2008 as compared to Fiscal 2007.

Net cash used in investing activities was $5,839,078 during Fiscal 2008 as compared to $114,286 in Fiscal 2007 primarily as a result of the acquisition of MICA of $3,120,833 and the final earnout payment of $1.5 million to the former stockholders of Stealth in Fiscal 2008, and $1,086,643 in property and equipment purchases.

Net cash used in financing activities was $1,944,069 during Fiscal 2008 as compared to cash provided by financing activities of $795,057 during Fiscal 2007. In Fiscal 2008, $2,065,589 was used to repay mortgages, line of credit and term loan. In Fiscal 2007, proceeds from the new Citizens term loan of $6,500,000 was offset by payments against the TD Banknorth term loan, line of credit and mortgages of $6,090,935.

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

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at a 3 month libor plus 1.8%, which at March 31, 2008 was 6.50%. The term loan expires in June 2012.

The revolving line of credit bears interest at the 1 month libor plus 1.8% rate, which at March 31, 2008 was 5.07%. The company had an entire line of $5.0 million available at March 31, 2008.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At March 31, 2008 the Company was in compliance with all financial debt covenants.

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

Off-Balance Sheet Arrangements

Micronetics has no off-balance sheet arrangements.

ITEM 8. Financial Statements and Supplementary Data.

This information is contained on pages F-1 through F-24 hereof.

ITEM  9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures—As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that material information relating to the Company was made known to him by others within the Company.

Evaluation of internal control over financial reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control—There were no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended March 31, 2008 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. Other Information.

None.

PART III

The information to be contained in Items 10-14 herein is incorporated by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2008.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

(1),(2) The consolidated financial statements and required schedules begin on page F-1.

(3) Exhibits.

2.1	Stock Purchase Agreement among Micronetics, Inc., and the Stockholders of Stealth Microwave, Inc., dated June 10, 2005 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 16, 2005.

2.2	Earnout Agreement, dated June 10, 2005, among Micronetics, Inc., Stealth Microwave, Inc., the Stockholders of Stealth Microwave, Inc. and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr. and Brian E. Eggleston as the representatives of the stockholders (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

2.3	Amendment No. 1 to Earnout Agreement, dated as of February 9, 2006, among Micronetics, Inc., Stealth Microwave, Inc.; and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr., and Brian E. Eggleston, as representatives of the Sellers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed by the Company on February 10, 2006).

2.4	Agreement of Merger and Plan of Reorganization among Micronetics, Inc., Del Merger Subsidiary, Inc., MICA Microwave Corporation, Frederick Mills, Individually, and Frederick Mills, As the Stockholders’ Representative, dated June 5, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 5, 2007).

2.5	Company Stockholders’ Agreement, by and among Micronetics, Inc., MICA Microwave Corporation, Del Merger Subsidiary, Inc., the Stockholders of MICA Microwave Corporation listed on Exhibit A thereto, Frederick Mills, individually, and Frederick Mills as the Stockholders’ Representative, dated June 5, 2007 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 5, 2007).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-16453 (the “Registration Statement”)).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2007).

4.1	Specimen certificate for common stock of Micronetics, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement.

10.1	First Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-46646 filed on Form S-8 filed on September 26, 2000).*

10.2	2003 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 24, 2003).*

10.3	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on July 31, 2006).*

10.4	Mortgage Note dated February 13, 2004 by the Company to Banknorth, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on form 10-KSB for its fiscal year ended March 31, 2004 (“Fiscal 2004”)).

10.5	Mortgage Deed and Security Agreement dated February 13, 2004 between the Company and Banknorth, N.A. (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report for Fiscal 2004).

10.6	Amended and Restated 401(k) Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005).*

10.7	Amended and Restated Employment Agreement, dated as of June 26, 2006, between Stealth Microwave, Inc. and Stephen N. Barthelmes, Jr. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed by the Company on June 29, 2006).*

10.8	Amended and Restated Employment Agreement, dated as of June 26, 2006, between Stealth Microwave, Inc. and Brian E. Eggleston (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB filed by the Company on June 29, 2006).*

10.9	Commercial Loan Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.10	Revolving Credit Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.11	Term Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.12	Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.13	Security Agreement (Intellectual Property), dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.14	Stock Pledge and Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.15	Employment Agreement between MICA Microwave Corporation and Frederick Mills dated June 5, 2007 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Company on June 5, 2007).*

10.16	Employment Agreement between the Company and David Robbins dated July 17, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 18, 2007).*

21	List of Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP dated June 30, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONETICS, INC.

Dated: June 30, 2008	By:	/s/ DAVID ROBBINS
David Robbins, President and Chief Executive Officer Principal Executive Officer

In accordance with the Exchange Act this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ROBBINS David Robbins	President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	June 30, 2008

/s/ DAVID SIEGEL David Siegel	Director	June 30, 2008

/s/ DOROTHY ANNE HURD Dorothy Anne Hurd	Director	June 30, 2008

/s/ GERALD HATTORI Gerald Hattori	Director	June 30, 2008

/s/ STEPHEN BARTHELMES JR. Stephen Barthelmes Jr.	Director	June 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Micronetics, Inc.

We have audited the accompanying consolidated balance sheets of Micronetics, Inc. and subsidiaries (a Delaware Corporation) (collectively, the “Company”) as of March 31, 2008 and 2007 and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, as of April 1, 2008, the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of SFAS No. 109”.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
June 30, 2008

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,163,415	$7,058,524
Short-term investment	400,000	—
Accounts receivable, net of allowance for doubtful accounts of $364,981 and $297,886 in March 31, 2008 and March 31, 2007, respectively	4,861,780	3,932,029
Inventories, net	7,316,246	5,548,691
Deferred tax asset	576,170	—
Prepaid expenses and other current assets	306,159	784,649

Total current assets	16,623,770	17,323,893

Property, plant and equipment, net	4,159,963	4,017,465
Other assets:
Security deposits	24,659	12,302
Long-term investment	250,000	—
Other long term assets	35,034	138,493
Intangible assets, net	3,361,200	2,344,364
Goodwill	8,931,944	5,982,709

Total other assets	12,602,837	8,477,868

TOTAL ASSETS	$33,386,570	$29,819,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,434,193	$1,449,443
Accounts payable	1,284,567	695,142
Accrued expenses	2,707,769	3,342,365

Total current liabilities	5,426,529	5,486,950
Long-term debt, net of current portion	4,226,342	5,633,386
Other long-term liability	80,000	—
Deferred tax liability	1,245,052	721,917

Total liabilities	10,977,923	11,842,253

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 and 5,025,457 shares issued and outstanding at March 31, 2008 and March 31, 2007, respectively	53,912	50,255
Additional paid-in capital	11,608,536	8,541,274
Retained earnings	12,478,398	10,912,458

	24,140,846	19,503,987
Treasury stock at cost, 383,475 and 358,541 shares at March 31, 2008 and March 31, 2007, respectively	(1,732,199)	(1,527,014)

Total shareholders’ equity	22,408,647	17,976,973

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,386,570	$29,819,226

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2008	2007
Net sales	$32,624,946	$23,690,236
Cost of sales	19,705,886	14,313,091

Gross profit	12,919,060	9,377,145

Operating expenses:
Research and development	1,018,010	782,329
Selling, general and administrative	7,589,390	5,684,165
Amortization of intangible assets	733,160	751,819
Gain on sale of property and equipment	(90,352)	—

Total operating expenses	9,250,208	7,218,313

Income from operations	3,668,852	2,158,832
Other (expense) income
Interest income	106,684	195,641
Interest expense	(485,356)	(428,988)
Rental income	5,572	33,425
Unrealized loss on interest rate swap	(280,865)	—
Miscellaneous (expense) income	(1,568)	43,679

Total other expense	(655,533)	(156,243)

Income before provision for income taxes	3,013,319	2,002,589
Provision for income taxes	1,350,936	961,869

Net income	$1,662,383	$1,040,720

Earnings per common share
Basic	$0.34	$0.22

Diluted	$0.34	$0.22

Weighted average common shares outstanding
Basic	4,932,545	4,637,528

Diluted	4,951,195	4,789,232

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares	Stock par value	Additional paid-in capital	Retained earnings	Treasury stock	Total
Balance at March 31, 2006	4,955,582	49,556	7,464,691	9,871,738	(1,527,014)	15,858,971
Exercise of stock options	69,875	699	350,448	—	—	351,147
Issuance of options for service	—	—	7,480	—	—	7,480
Tax benefit from the exercise of stock options	—	—	47,660	—	—	47,660
Stock based compensation	—	—	670,995	—	—	670,995
Net income	—	—	—	1,040,720	—	1,040,720

Balance at March 31, 2007	5,025,457	$50,255	$8,541,274	$10,912,458	$(1,527,014)	$17,976,973
Exercise of stock options	92,625	926	329,053	—	—	329,979
Issuance of common stock for MICA acquisition	248,135	2,481	1,997,487	—	—	1,999,968
Issuance of restricted stock	25,000	250	—	—	—	250
Cumulative effect of the recognition of uncertain income tax positions	—	—	—	(96,443)	—	(96,443)
Purchase of treasury stock	—	—	—	—	(205,185)	(205,185)
Stock based compensation	—	—	740,722	—	—	740,722
Net income	—	—	—	1,662,383	—	1,662,383

Balance at March 31, 2008	5,391,217	$53,912	$11,608,536	$12,478,398	$(1,732,199)	$22,408,647

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,662,383	$1,040,720
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,731,919	1,655,856
Stock-based compensation	740,722	670,995
Gain on sale of property and equipment	(90,352)	—
Unrealized loss on interest rate swap	280,865	—
Provision (reduction) for allowances on accounts receivable	67,095	(66,221)
Provision for inventory obsolescence and losses	312,394	495,964
Non-cash charges for options issued for services	—	7,480
Deferred taxes	(652,221)	(241,142)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(320,938)	401,936
Inventories	(771,370)	(316,065)
Other long term assets	103,458	—
Income taxes payable	—	(1,008,901)
Prepaid expenses, other current assets, and other assets	353,774	(836,129)
Accounts payable	211,968	110,402
Accrued expenses and deferred revenue (see note 3)	258,341	(803,722)

Net cash provided by operating activities	3,888,038	1,111,173

Cash flows from investing activities:
Purchase of investments	(650,000)	—
Sale of investments	—	582,730
Purchase of equipment	(1,086,643)	(604,561)
Proceeds from sale of property and equipment	518,398	—
MICA acquisition, net of cash acquired	(3,120,833)	—
Stealth acquisition, net of cash acquired (see note 3)	(1,500,000)	(92,455)

Net cash used in investing activities	(5,839,078)	(114,286)

Cash flows from provided by financing activities:
Proceeds from the term loan	—	6,500,000
Proceeds from line of credit	728,528	—
Repayment of the line of credit	(728,528)	(475,972)
Repayments on mortgages and term loan	(1,418,769)	(5,614,964)
Repayment of the MICA debt	(646,820)	—
Repayments of capital leases	(3,524)	(12,814)
Tax benefit upon exercise of stock options	—	47,660
Proceeds from the exercise of stock options and issuance of restricted common stock	125,044	351,147

Net cash (used in) provided by financing activities	(1,944,069)	795,057

Net change in cash and cash equivalents	(3,895,109)	1,791,944
Cash and cash equivalents at beginning of period	7,058,524	5,266,580

Cash and cash equivalents at end of period	$3,163,415	$7,058,524

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$361,226	$435,312

Income taxes	$1,619,000	$2,704,899

Supplemental disclosure of non-cash financing activities:
Treasury stock purchase from stock option exercise	$205,185	$—
Shares issued to MICA shareholders	$1,999,968	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

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

The consolidated financial statements include the accounts of Micronetics, Inc. (“Micronetics”) and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Enon Microwave, Inc. (“Enon”), Microwave Concepts, Inc. (“MicroCon”), Stealth Microwave, Inc. (“Stealth”) and MICA Microwave Corporation (“MICA”). The operating results of MICA have been included in the Company’s consolidated financial statements since June 5, 2007, the date of acquisition (See Note 2). In September 2007, the Enon subsidiary was dissolved and its operations were merged with and into the Micronetics’ operations. All material intercompany balances and transactions have been eliminated in consolidation.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments include revenue recognition, assumptions used in stock option and goodwill valuations, reserves for accounts receivable and inventories, useful lives of property, plant and equipment, purchase price allocation, valuation of investments, intangibles, accrued liabilities, and deferred income taxes and various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Investments—The Company’s investments consist of auction rate securities (“ARS”) with varying maturities. The Company’s ARS are issued by a closed-end fixed income investment fund that holds auctions every 28 days to reset the dividend rates for the next period.

The ARS market has experienced widespread failures, which could expose these securities to a failed auction. Although a failed auction results in a lack of liquidity in the securities it does not signify a default by the issuer.

Subsequent to year end, the Company redeemed $400,000 of its ARS at par and as a result, this amount has been classified as a short-term investment. The remaining $250,000 has not been redeemed and based on the lack of liquidity relating to these securities, the Company has classified them as a long-term investment. The Company believes that the carrying value of its ARS approximates fair value as of March 31, 2008. The investments are classified as “available for sale” and any unrealized holding gains or losses, if any, will be recorded as a separate component of other comprehensive income, net of tax.

Revenue recognition—The Company generates revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. The Company’s products are primarily hardware components, and to a lesser extent integrated assembly which includes microwave hardware and embedded software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated cost of product warranties are accrued based on historical experience at the time the revenue is recognized. The Company offers a one-year warranty unless customers purchase an extended warranty.

Shipping and handling fees—The Company records shipping and handling fees billed to customers as revenue. Shipping and handling costs are reported as a component of cost of sales.

Cash and cash equivalents—The Company considers certificates of deposit, money market funds, and highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, interest rate swap and accounts receivable. The Company may invest in high-quality money market instruments, securities of the U.S. government, and high-quality corporate issues. Accounts receivable are generally unsecured and are derived from the Company’s customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Fair value of financial instruments—The carrying amounts reported in the consolidated balance sheet for cash, investments, trade receivables, accounts payable, and accrued expenses approximate fair value because of the relatively short maturity of these instruments. ARS’s are valued based upon prices received from third parties. The interest rate swap is at fair value and is arrived at by discounting the present value of the difference between the contractual swap rate and the current market swap rates on March 31, 2008, utilizing the notional amounts and the remaining terms of the swap agreement. As of March 31, 2008, the fair value of the swap was recorded as a liability in the amount of $280,865. The fair value of the Company’s long-term debt approximates fair value as it bears interest at variable market rates.

Accounts receivable, net of allowance for doubtful accounts—Accounts receivable are customer obligations due under normal trade terms, carried at face value less an allowance for doubtful accounts. The Company regularly monitors collections and payments from their customers and maintains a provision for estimated credit losses based upon the review of the aging of outstanding accounts, loss experiences, factors related to specific customers’ ability to pay, current economic trends and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. The Company writes off accounts receivable against the allowance in the period that a receivable is determined to be uncollectible. Recovery of amounts previously written off are recorded when received.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

Property, plant and equipment—Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	Up to 40 years
Machinery and equipment	3-10 years
Furniture and fixtures	7 years
Leasehold improvements	lesser of the lease term or useful life

Goodwill and intangible assets—Intangible assets consist of certain identifiable assets resulting from business combinations, including intellectual property, customer relationships, backlog and non-compete covenants. These assets are being amortized over their estimated useful lives.

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”)“Goodwill and Other Intangible Assets”, goodwill is not amortized, but rather, is tested annually for impairment.

Impairment of long-lived assets— Goodwill and other indefinite lived intangible assets are tested for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather, be tested annually for impairment.

The Company assesses goodwill, by reporting unit, for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill would occur in that period. SFAS 142 requires a two-step impairment testing approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. As a result of the annual impairment test performed as of March 31, 2008, the Company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. There can be no assurance that goodwill will not become impaired in future periods.

Research and development—Research and development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. As such, research and development costs are charged to expense when incurred. Amounts expended for the years ended March 31, 2008 and 2007 were $1,018,010 and $782,329, respectively.

Advertising costs—Advertising costs are expensed as incurred and are reported as a component of “Sales, general and administrative” expenses in the company’s consolidated statements of income. Advertising expenses were $125,601 in Fiscal 2008 and $64,026 in Fiscal 2007.

Income taxes—The Company calculates its provision for federal and state income taxes based on current tax law and recognizes income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2008 and 2007.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

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

Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are excluded from the basic earnings per share calculation and included in the diluted earnings per share calculation.

Comprehensive income (loss)—There are no items of other comprehensive income (loss) at March 31, 2008.

Off-balance sheet arrangements—The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of March 31, 2008 and 2007, the Company was not involved in any unconsolidated SPE transactions.

Stock-based Compensation—The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), and related interpretations. SFAS 123(R) requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. The Company uses the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. For share-based awards granted after April 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123(R). For all awards the Company has recognized compensation expense using the straight-line amortization method over the vesting period of the award. As SFAS 123(R) requires that share-based compensation expense be based on awards that ultimately vest, estimated share-based compensation for 2008 and 2007 has been reduced for estimated forfeitures.

The Company adopted the provisions of SFAS 123(R), using the modified prospective transition method, beginning April 1, 2006. Accordingly, the Company recorded share-based compensation expense during fiscal year 2007 for awards granted prior to but not yet vested as of April 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123(R).

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 157 may have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. Although the Company has adopted SFAS 159 as of April 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS 159.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), “Business Combinations” (“SFAS 141 (Revised)”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 (Revised) requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. SFAS 141 (Revised) also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. SFAS 141 (Revised) is effective for any of the Company’s business combinations on or after April 1, 2009. SFAS 141 (Revised) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on April 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its consolidated results of operations and financial condition.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

2. ACQUISITIONS

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

The acquisition of MICA was accounted for as a purchase under Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”. Accordingly, the operating results of MICA have been included in the Company’s consolidated financial statements since the June 5, 2007 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be one to ten years and has included them in intangible assets, net, in the accompanying consolidated balance sheet as of March 31, 2008. The values and useful lives assigned to the intangible assets were based on management estimates and guidance from an independent appraisal. The allocation of the purchase price is preliminary and may be subject to adjustments. The Company expects the allocation of the purchase price to be finalized by Q1 Fiscal 2009 and does not anticipate any material adjustments.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

The following table sets forth certain pro forma results for the year ended March 31, 2008 and 2007 if the acquisition of MICA had taken place on April 1, 2006 (unaudited):

	2008	2007
	(in thousands, except earnings per share)	(in thousands, except earnings per share)
Pro forma revenue	$33,439	$29,141
Pro forma net income (1)	$1,698	$997
Pro forma earnings per share:
Basic	$0.34	$0.20
Diluted	$0.34	$0.20

(1)	Amortization costs of approximately $231,000 related to the purchase price in fiscal year 2008 were assessed to the fiscal year 2007 income. Management believes that including these adjustments in the above periods allow investors to better compare results in the future periods.

3. INTANGIBLE ASSETS AND GOODWILL

The following table presents details of the Company’s finite-lived intangible assets as of March 31, 2008 and March 31, 2007 (in thousands):

Intangible Assets	March 31, 2008				March 31, 2007
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	7-10	$4,130	$1,282	$2,848	$2,950	$761	$2,189
Covenants not to compete	2	480	480	—	480	433	47
Order backlog	1	380	364	16	290	290	—
Trade Name	10	260	21	239	—	—	—
Developed technology-drawings	5	390	132	258	170	62	108

Total intangibles		$5,640	$2,279	$3,361	$3,890	$1,546	$2,344

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
2009	$660
2010	643
2011	616
2012	609
2013	234
Thereafter	599

Total	$3,361

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

Changes in the carrying amount of goodwill at March 31, 2008 and March 31, 2007 are as follows:

	2008	2007
Balance at the beginning of the period	$5,982,709	$4,390,254
Acquisitions	2,949,235	—
Earnout payment	—	1,500,000
Adjustments	—	92,455

Balance at the end of the period	$8,931,944	$5,982,709

The Company recorded as an adjustment to goodwill the final earnout payment of $1.5 million earned by the former stockholders of Stealth as of March 31, 2007, based on meeting certain financial targets as provided for under the acquisition documents. This amount was earned and accrued as of March 31, 2007, however payment was made in April 2007. The Company has revised its Fiscal 2007 Consolidated Statement of Cash Flows presented in this Annual Report. The Fiscal 2007 Consolidated Statement of Cash Flows previously reflected this payment being made in Fiscal 2007 rather than Fiscal 2008. The effect of this revision on the Fiscal 2007 Consolidated Statement of Cash Flows is to reduce the Net cash provided by operating activities and the Net cash used in investing activities by approximately $1.5 million. Management believes the impact of this revision is immaterial.

During Fiscal 2008, the Company determined to consolidate its Enon reporting unit located in Topsfield, MA into its Hudson, NH facility to provide operational and financial efficiencies. As a result, the assets and liabilities of the Enon reporting unit were combined and are being used in the consolidated entity and were used to determine the fair value of the combined new reporting unit in the testing of goodwill impairment at March 31, 2008.

Approximately $1.1 million of goodwill is deductible for income tax purposes and approximately $7.8 million is not deductible for income tax purposes. At March 31, 2008, $178,752 is recorded as a deferred income tax liability resulting from the acquisition.

4. ACCOUNTS RECEIVABLE, NET

At March 31, 2008 and 2007 accounts receivable, net of allowances consisted of the following:

	2008	2007
Accounts receivable	$5,226,761	$4,229,915
Less allowances	(364,981)	(297,886)

	$4,861,780	$3,932,029

The activity related to the Company’s allowances for doubtful accounts on accounts receivable for Fiscal 2008 and Fiscal 2007 is as follows:

	2008	2007
Balance at beginning of period	$297,886	$367,268
Charged to costs and expenses	67,095	(66,221)
Deductions and write-offs	—	(3,161)

Balance at end of period	$364,981	$297,886

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

5. INVENTORIES, NET

At March 31, 2008 and 2007 inventories consisted of the following:

	2008	2007
Raw materials	$4,549,171	$4,072,116
Work in process	2,346,513	1,339,160
Finished goods	885,650	717,534

	7,781,334	6,128,810
Less:
allowance for obsolescence	(465,088)	(580,119)

	$7,316,246	$5,548,691

6. PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2008 and 2007, property, plant and equipment, net consisted of the following:

	2008	2007
Land	$162,000	$162,000
Buildings and leasehold improvements	1,105,745	1,555,106
Machinery and equipment	8,979,161	7,877,654
Furniture and fixtures, and other	242,563	286,516

	10,489,469	9,881,276
Less accumulated depreciation	(6,329,506)	(5,863,811)

	$4,159,963	$4,017,465

In May 2007, the commercial condominium housing Micronetics’ Enon division was sold.

7. ACCRUED EXPENSES

At March 31, 2008 and 2007 accrued expenses consisted of the following:

	2008	2007
Unbilled payables	$370,541	$169,755
Professional fees	310,865	261,372
Payroll, benefits and related taxes	1,453,369	1,195,273
Warranty	119,252	100,178
Due to former stockholders	—	1,500,000
Unrealized loss on interest rate swap	280,865	—
Miscellaneous	172,877	115,787

	$2,707,769	$3,342,365

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

Included in accrued payroll are bonuses of $646,630 and $572,951 for Fiscal 2008 and Fiscal 2007, respectively.

8. ACCRUED WARRANTY

The Company provides one-year warranties on all of its products covering both parts and labor. Micronetics, at its option, repairs or replaces products that are defective during the warranty period if the proper preventative maintenance procedures have been followed by the customer.

Product warranty activity in Fiscal 2008 and Fiscal 2007 are as follows:

	2008	2007
Balance at beginning of period	$100,178	$128,401
Accruals for warranties	80,309	36,171
Charges to accrual for warranty costs	(61,235)	(64,394)

Balance at end of period	$119,252	$100,178

9. LONG-TERM DEBT

At March 31, 2008 and 2007 long-term debt consisted of the following:

	2008	2007
Term loan	$5,525,000	$6,500,000
Mortgage payable, NH	130,837	264,076
Mortgage payable, MA	—	310,531
Capital leases	4,698	8,222

Total	5,660,535	7,082,829
Less current portion	1,434,193	1,449,443

Long-term debt net of current portion	$4,226,342	$5,633,386

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 month libor rate plus 1.8%, which at March 31, 2008 was 6.50%. The term loan expires in June 2012.

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. This interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the value of the interest rate swap is recorded as an accrued expense on the consolidated balance sheet, with any related gains or loses charged to earnings. As of March 31, 2008, the Company recorded a loss of $280,865 to reflect the estimated fair value for the interest rate swap in the consolidated income statement.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

The revolving line of credit bears interest at the 1 month libor plus 1.8% rate, which at March 31, 2008 was 5.07%. The company had an entire line of $5.0 million available at March 31, 2008.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At March 31, 2008, the Company was in compliance with all financial debt covenants.

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

Aggregate annual maturities of long-term debt, including capital leases and line of credit, are as follows:

Fiscal year ending March 31,	Capital lease Obligations	Mortgages and notes payable	Total
2009	$3,356	$1,430,837	$1,434,193
2010	1,342	1,300,000	1,301,342
2011	—	1,300,000	1,300,000
2012	—	1,300,000	1,300,000
2013	—	325,000	325,000
Thereafter	—	—	—

	$4,698	$5,655,837	$5,660,535

10. STOCK OPTION PLANS AND STOCK- BASED COMPENSATION

At March 31, 2008, the Company had three stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 1996 Stock Option Plan, the 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

The 1996 Stock Option Plan

During the fiscal year ended March 31, 1997, the Company adopted a stock option plan, entitled the “1996 Stock Option Plan” (the “1996 Plan”), under which the Company may grant options to purchase up to 300,000 shares of common stock. During the fiscal year ended March 31, 2002, the Board of Directors amended the 1996 Plan to increase the number of shares of common stock that may be granted under the Plan to 900,000. As of March 31, 2008, there were 2,500 options outstanding under the 1996 Plan. In 2003, the Board of Directors determined that it would not issue any new option awards under the 1996 Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of March 31, 2008, there were 472,325 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of March 31, 2008 there were 281,000 options and 25,000 shares of restricted stock outstanding under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the year ended March 31, 2008:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic value
Outstanding at March 31, 2007	796,825	$7.29
Granted	248,000	7.91
Exercised	(92,625)	3.51
Canceled	(196,375)	8.08

Outstanding at March 31, 2008	755,825	$7.75	4.54	—

Exercisable at March 31, 2008	322,350	$7.52	2.11	—

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2008:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2007	481,025	$3.42
Granted	248,000	4.22
Forfeited	(112,750)	3.70
Vested	(182,800)	3.43

Non-vested as of March 31, 2008	433,475	$3.87

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

During the year ended March 31, 2008, the Company granted options to purchase 10,000 shares of common stock with an exercise price of $8.40 to a former employee. In the fourth quarter of Fiscal 2008, 5,000 options vested with the remaining options vesting on July 31, 2008. The options have a contractual life of 10 years. The Company valued the options under SFAS 123(R) at the fair value on the date of grant using the Black-Scholes option-pricing model. The Company recorded $32,185 in compensation expense through March 2008 related to the non-employee options, and will re-measure compensation expense related to the unvested options at each reporting date until fully vested.

The following table summarizes information about stock options outstanding at March 31, 2008:

Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price of options outstanding	Options exercisable	Weighted average exercise price of options exercisable
$ 5.18 – $ 6.89	8,875	1.36 yrs	$6.60	6,375	$6.60
$ 6.90 – $ 8.61	722,550	4.64 yrs	$7.72	303,775	$7.49
$ 8.62 – $ 10.33	24,400	2.52 yrs	$8.87	12,200	$8.87

	755,825	4.54 yrs	$7.75	322,350	$7.52

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for Fiscal 2008 and Fiscal 2007:

	2008	2007
Cost of sales	$65,967	$104,318
Selling, general and administrative	647,535	462,136
Research and development	27,220	104,541

Stock-based compensation effect on income before taxes	$740,722	$670,995

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

Unrecognized stock-based compensation expense related to the unvested options is approximately $1.5 million, and will be recorded over the remaining vesting periods of 4.54 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

The Company granted 25,000 shares of restricted stock to an employee under the 2006 Equity Incentive Plan on November 14, 2007. The shares were issued at a purchase price of $.01 per share. The fair value of the restricted stock was determined based on the fair value of the Company’s common stock on the grant date. Upon issuance of the restricted stock 10,000 shares were vested, with the remaining 15,000 shares to vest twenty percent upon the completion of each quarterly period thereafter. The stock will be fully vested on August 14, 2008. As a result of the issuance of the restricted stock, the Company recognized $197,500 of stock compensation costs, $138,250 of which was expensed in Fiscal 2008 and $59,250 remaining in unearned compensation cost as of March 31, 2008, to be recognized during the first two quarters of Fiscal 2009.

During the fiscal year ended March 31, 2008, the Company used the Black-Scholes option-pricing model to value option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

The Company based its expected volatility on the historical volatility of the Company’s stock price with consideration given to the expected life of the award. The Company intends to continue to consistently use its historical stock price to determine volatility in the future.

The risk-free interest rate used for each grant is equal to the U.S. Treasury yield in effect at the time of grant for instruments with a similar expected life.

The expected term of options granted was determined based on the historical exercise behavior of similar peer groups. For Fiscal 2008 the expected term was calculated based upon the simplified method as permitted by the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) 107, Share-Based Payments as the Company issued options in 2008 with a longer contractual term.

The Company has never declared or paid a cash dividend, and has no current plans to pay a cash dividend in the future.

SFAS 123(R) also requires that the Company recognize compensation expense for only the portions that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options with the adoption of SFAS 123(R). In developing a forfeiture rate estimate, the Company considered its historical experience. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

The fair value of options issued after April 1, 2006 were estimated at the date of grant with the following weighted-average assumptions for the fiscal years ended March 31, 2008 and 2007:

	2008	2007
Risk Free Interest Rate	3.89 – 4.98%	3.63 – 4.60%
Expected Life	6.75 – 7.57 years	2 - 4.86 years
Expected Volatility	55 – 60%	64 – 75%
Expected Dividend Yield	0%	0%

The per share weighted average fair value of stock options granted for the fiscal years ended March 31, 2008 and 2007 was $4.22 and $4.28, respectively.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

11. PREFERRED STOCK

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

12. SHAREHOLDERS’ EQUITY

During the years ended March 31, 2008 and 2007, the Company issued a total of 92,625 and 69,875 shares, respectively, for net proceeds of $329,979 and $351,147, respectively, upon the exercise of stock options granted under the Company’s various option plans.

13. INCOME TAXES

The following sets forth the provision for income taxes at March 31, 2008 and 2007:

	2008	2007
Current:
Federal	$1,563,270	$918,096
State	556,161	284,916
Deferred:
Federal	(612,663)	(186,804)
State	(155,832)	(54,339)

Provision for income tax	$1,350,936	$961,869

The Company and its subsidiaries file a consolidated federal income tax return. Tax benefits from the early disposition of stock by optionees under incentive stock options and from exercises of non-qualified options are credited to additional paid-in capital, to the extent that the benefit exceeds stock compensation recorded for book purposes.

At March 31, 2008 and 2007 the difference between the income tax provision computed at the Federal statutory rate and the actual tax provision is accounted for as follows:

	2008	2007
Taxes computed at the federal statutory rate	$1,024,528	$680,880
State income tax (net of federal benefit)	264,217	152,181
Effect of permanent differences	141,641	147,308
Research and development tax credits	(63,007)	(18,500)
FIN 48 Settlements	(16,443)	—

Income tax provision	$1,350,936	$961,869

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

At March 31, 2008 and 2007 deferred tax assets (liabilities) are comprised of:

	2008	2007
Current deferred tax asset (liability):
Accrued expenses	$408,135	$320,584
Inventory reserve	68,313	44,668
Bad debt reserve	39,526	43,047
Warranty reserve	47,629	40,011
Sales return reserve	34,152	19,688
Prepaid expenses	(21,585)	(36,601)

	$576,170	$431,397

Long term deferred tax (liability):
Stock compensation	$211,126	$111,731
Intangible amortization	(22,984)	(148,737)
Depreciation	(111,658)	(369,178)
Purchase price adjustment	(1,321,536)	(747,130)

	$(1,245,052)	$(1,153,314)

In June 2005, the Company acquired Stealth Microwave, Inc. In conjunction with this acquisition, the Company recorded certain intangible assets which have an associated deferred tax liability of $1,357,960. These intangibles are being amortized for book purposes over various lives. The current year deferred tax benefit includes the current year recognition of $200,534 and a 2007 recognition of $293,770 of that deferred tax expense. Additionally, there was a book to tax difference relating to the property, plant & equipment that equated to a deferred tax liability of $150,143 that is a change in the balance of deferred tax liability but does not effect current year activity.

In June 2007, the Company acquired MICA Microwave, Inc. as noted in Note 2. In conjunction with this acquisition, the company recorded certain intangible assets which have an associated deferred tax liability of $700,000. These intangibles are being amortized for book purposes over various lives. The current year deferred tax benefit includes the current year recognition of $92,290 of that deferred tax expense

The Company’s effective tax rate was 45% and 48% for the twelve months ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate is primarily related to a larger credit for domestic production activities deduction in Fiscal 2008 as compared to Fiscal 2007.

The Company’s adoption of FIN No. 48 on April 1, 2007 resulted in the recognition of $96,443 of previously uncertain tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 retained earnings balance in the first quarter of Fiscal 2008.

The amount of uncertain tax benefits as of March 31, 2008 was $80,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in uncertain tax benefits within the next twelve months.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

The change in uncertain tax benefits for the twelve months ended March 31, 2008 is as follows:

2008
Balance at beginning of period	$96,443
Change in tax positions related to prior years	—
Change in tax positions related to the current year	20,000
Settlements	(36,443)
Reductions for expiration of statute of limitations	—

Balance at end of period	$80,000

As of March 31, 2008, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is open to examination for tax years March 31, 2005 through 2008.

The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any. As of March 31, 2008, the Company has accrued interest and penalties for uncertain tax benefits in its statement of operations of $13,000.

14. EARNINGS PER SHARE

Basic earnings per share is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The computations of basic and diluted earnings per share at March 31, 2008 and 2007 are:

	2008	2007
Net income	$1,662,383	$1,040,720
Weighted average shares outstanding:	4,932,545	4,637,528
Basic earnings per share	$.34	$.22
Common stock equivalents	18,650	151,704
Weighted average common and common equivalent shares outstanding	4,951,195	4,789,232
Diluted earnings per share	$.34	$.22

15. COMMITMENTS AND CONTINGENCIES

Leases:

The Company is obligated under various non-cancelable operating leases for manufacturing facilities and equipment, which expire through January 2011.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

The aggregate future minimum lease payments, are as follows:

Fiscal year ending March 31,
2009	$203,879
2010	44,783
2011	20,733
2012	16,165
2013	2,549

$288,109

Rental expense for the years ended March 31, 2008 and 2007 was $519,546 and $224,206 respectively.

Rental income for the years ended March 31, 2008 and 2007 was $5,572 and $33,425, respectively. The sub-lease on this facility expired in May 2007.

Stealth Employment Agreements

Stealth entered into employment agreements with two key employees (one of whom is also a director of the Company) in June 2005. Under the terms of the employment agreements, each key employee is provided with salary and benefits, including stock options and additional incentive compensation based on meeting certain pre-established financial targets, should their employment with the Company be terminated other than for cause or their disability or death, or they resign for good reason as defined in the agreements. The employment agreements expired on June 11, 2007.

Stealth Earnout Agreement

The Company entered into an agreement at the time of the Stealth acquisition that provides for earnout payments in the amounts of $1.8 million in the first earnout period ended March 31, 2006 and $1.5 million in the second earnout period ending March 31, 2007, provided certain financial targets are met, as defined in the agreement. The first earnout payment of $1.8 million was made in the fourth quarter of fiscal 2006 and the second earnout payment of $1.5 million was made in April 2007. Both payments were recorded as an adjustment to goodwill as of March 31, 2007.

16. MAJOR CUSTOMERS

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. The top three customers accounted for 9.2%, 8.1% and 8.0% of the Company’s consolidated sales in Fiscal 2008. For Fiscal 2007, the top three customers accounted for 15.5%, 7.1% and 5.3% of the Company’s consolidated sales.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

Exports accounted for 27% and 32% of the Company’s sales in the years ended March 31, 2008 and 2007, respectively. Sales representing shipments by geographical area are shown below (in thousands):

	March 31,
	2008	2007
United States and Canada	$24,286	$18,659
Europe	6,660	4,093
Asia	1,605	912
Central and South America/Other	74	26

	$32,625	$23,690

18. EMPLOYEE BENEFIT PLANS

The Company has in effect a defined contribution plan under section 401(k) of the Internal Revenue Code under which it provides matching contributions of 50% up to 6% of the participant’s annual salary. Effective December 31, 2004, the Company merged the existing 401K Plans of its wholly-owned subsidiaries Microwave & Video Systems, Inc., MVS Applications 401(k) and Savings Plan (the “MVS Plan”) with and into the Micronetics’ Plan, with the Micronetics’ Plan the surviving plan. Effective January 1, 2007, the Company merged the SIMPLE retirement plan of its wholly-owned subsidiary Stealth Microwave into the Micronetics’ Plan.

Company contributions to the plan for the years ended March 31, 2008 and March 31, 2007 were $138,984 and $109,556, respectively.

MICA maintains a defined contribution plan under section 401 (k) of the Internal Revenue Code under which employees may elect to contribute an amount of their eligible compensation to the plan, subject to the annual limits as defined in the plan. MICA does not provide matching contributions.

19. Unaudited Quarterly Financial Information (amounts in thousands)

FISCAL 2008	Q1 FY08	Q2 FY08	Q3 FY08	Q4 FY08
Net sales	$6,310	$9,763	$8,828	$7,724
Gross profit	$2,393	$3,652	$3,625	$3,249
Gross profit %	38%	37%	41%	42%
Net income	$185	$618	$556	$303
Earnings per common share
—Basic	$0.04	$0.12	$0.11	$0.06
Basic weighted average shares	4,727	4,975	4,987	4,995
Earnings per common share
—Diluted	$0.04	$0.12	$0.11	$0.06
Diluted weighted average shares	4,758	5,012	4,993	5,013

FISCAL 2007	Q1 FY07	Q2 FY07	Q3 FY07	Q4 FY07
Net sales	$6,806	$5,061	$5,510	$6,313
Gross profit	$3,036	$1,748	$2,137	$2,456
Gross profit %	45%	35%	39%	39%
Net income	$548	$41	$111	$341
Earnings per common share
—Basic	$0.12	$0.01	$0.02	$0.07
Basic weighted average shares	4,611	4,642	4,642	4,655
Earnings per common share
—Diluted	$0.11	$0.01	$0.02	$0.07
Diluted weighted average shares	4,936	4,808	4,715	4,723