Form 10-Q
period 2008-06-28
MICRONETICS  INC
filed 2008-08-12
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended June 28, 2008

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

As of July 29, 2008, the issuer had 5,391,217 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,430,202	$3,163,415
Short-term investment	—	400,000
Accounts receivable, net of allowance for doubtful accounts of $386,958 and $364,981 at June 28, 2008 and March 31, 2008, respectively	3,807,171	4,861,780
Inventories, net	8,135,425	7,316,246
Deferred tax asset	576,170	576,170
Prepaid expenses and other current assets	740,024	306,159

Total current assets	16,688,992	16,623,770

Property, plant and equipment, net	4,114,638	4,159,963
Other assets:
Security deposits	24,659	24,659
Long-term investments	250,000	250,000
Other long term assets	32,973	35,034
Intangible assets, net	3,184,092	3,361,200
Goodwill	8,911,422	8,931,944

Total other assets	12,403,146	12,602,837

TOTAL ASSETS	$33,206,776	$33,386,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,438,144	$1,434,193
Accounts payable	964,865	1,284,567
Accrued expenses	2,787,704	2,707,769

Total current liabilities	5,190,713	5,426,529
Long-term debt, net of current portion	3,914,212	4,226,342
Other long-tem liability	81,000	80,000
Deferred tax liability	1,245,052	1,245,052

Total liabilities	10,430,977	10,977,923

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 shares issued and outstanding at June 28, 2008 and March 31, 2008	53,912	53,912
Additional paid-in capital	11,818,082	11,608,536
Retained earnings	12,636,004	12,478,398

	24,507,998	24,140,846
Treasury stock at cost, 383,475 shares at June 28, 2008 and March 31, 2008	(1,732,199)	(1,732,199)

Total shareholders’ equity	22,775,799	22,408,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,206,776	$33,386,570

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	June 28, 2008	June 30, 2007
Net sales	$7,086,657	$6,310,665
Cost of sales	4,108,487	3,917,075

Gross profit	2,978,170	2,393,590

Operating expenses:
Research and development	342,093	153,864
Selling, general and administrative	2,199,587	1,638,655
Gain on sale of property and equipment	—	(62,509)
Amortization of intangible assets	177,106	183,093

Total operating expenses	2,718,786	1,913,103

Income from operations	259,384	480,487

Other income (expense):
Interest income	13,954	40,831
Interest expense	(98,867)	(114,746)
Unrealized gain on interest rate swap	102,801	—
Miscellaneous income	6,355	8,453

Total other income (expense)	24,243	(65,462)

Income before provision for income taxes	283,627	415,025
Provision for income taxes	126,021	229,931

Net income	$157,606	$185,094

Earnings per common share
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

Weighted average common shares outstanding
Basic	5,000,270	4,727,500
Diluted	5,007,914	4,758,438

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at March 31, 2008	5,391,217	$53,912	$11,608,536	$12,478,398	$(1,732,199)	$22,408,647
Stock based compensation	—	—	209,546	—	—	209,546
Net income	—	—	—	157,606	—	157,606

Balance at June 28, 2008	5,391,217	$53,912	$11,818,082	$12,636,004	$(1,732,199)	$22,775,799

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended,
	June 28, 2008	June 30, 2007
Cash flow from operating activities:
Net income	$157,606	$185,094
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	445,344	417,759
Stock-based compensation	209,546	148,972
Gain on sale of property and equipment	—	(62,509)
Unrealized gain on interest rate swap	(102,801)	—
Provision for allowances on accounts receivable	21,977	763
Provision for inventory obsolescence and losses	33,689	52,629
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,032,632	201,439
Inventories	(852,868)	(1,023,937)
Other long term assets	2,061	96,162
Income taxes payable	—	229,931
Prepaid expenses, other current assets, and other assets	(432,862)	(477,500)
Accounts payable	(319,702)	60,656
Accrued expenses and deferred revenue	182,736	125,164

Net cash provided by (used in) operating activities	377,358	(45,377)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	461,898
Proceeds from sale of investments	400,000	—
Purchase of equipment	(170,698)	(84,978)
Stealth acquisition, net of cash acquired	—	(1,500,000)
MICA acquisition, net of cash acquired	20,522	(3,095,050)

Net cash provided by (used in) investing activities	249,824	(4,218,130)

Cash flows from financing activities:
Proceeds from line of credit	—	728,528
Repayments on mortgages and term loan	(359,514)	(668,058)
Repayments of MICA debt	—	(646,820)
Repayments of capital leases	(881)	(881)
Proceeds from the issuance of common stock	—	63,680

Net cash used in financing activities	(360,395)	(523,551)

Net change in cash and cash equivalents	266,787	(4,787,058)
Cash and cash equivalents at beginning of period	3,163,415	7,058,524

Cash and cash equivalents at end of period	$3,430,202	$2,271,466

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$100,647	$125,453

Income taxes	$660,000	$466,000

Supplemental disclosure of non-cash financing activities:
Property and equipment acquired under capital leases	$58,241	$—
Treasury stock purchase from stock option exercise	$—	$205,185
Shares issued to MICA stockholders	$—	$1,999,968
Recognition of uncertain tax positions	$—	$96,443

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2008. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 28, 2008, the results of operations for the quarterly period ended June 28, 2008 and June 30, 2007, and the cash flows for the quarterly period ended June 28, 2008 and June 30, 2007.

As of April 1, 2008 the Company changed its fiscal quarters to the 13-week period ending on the Saturday nearest June 30, September 30 and December 31. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The first quarter of Fiscal 2009 has 88 days versus 90 in the first quarter of Fiscal 2008. The Company’s fiscal year end is still March 31, 2009.

The results of operations for the thirteen weeks ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year ended March 31, 2009. The Company has reclassed certain prior period amounts to conform with the current period presentation.

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

Investments—The Company’s investments consist of auction rate securities (“ARS”) with varying maturities. The Company’s ARS are issued by a closed-end fixed income investment fund that holds auctions every 28 days to reset the dividend rates for the next period. The Company has classified the $250,000 ARS as a long-term investment based on the lack of liquidity relating to these securities. The Company believes that the carrying value of its ARS approximates fair value at June 28, 2008. The investments are classified as “available for sale” and any unrealized holding gains or losses, if any, will be recorded as a separate component of other comprehensive income, net of tax.

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

Recent accounting pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 clarifies the principle that fair value should be used on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The partial adoption of SFAS No. 157 on April 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company’s consolidated financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned April 1, 2009 adoption of the remainder of the standard.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. Although the Company has adopted SFAS 159 as of April 1, 2008, the Company has not elected the fair value options for any items permitted under SFAS 159.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires companies to defer and capitalize prepaid nonrefundable advance payments for goods or services that will be used for future research and development activities over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The provisions of EITF 07-3 are effective beginning April 1, 2008. The adoption of EITF 07-03 did not have any effect on the Company’s financial statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised), “Business Combinations” (“SFAS 141(Revised)”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(Revised) requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. SFAS 141(Revised) also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. SFAS 141(Revised) is effective for any of the Company’s business combinations on or after April 1, 2009. SFAS 141 (Revised) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(Revised) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of FSP FAS 142-3 will have on its consolidated results of operations and financial condition.

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

3. ACQUISITION

On June 5, 2007, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with MICA, a California corporation whereby MICA became a wholly-owned subsidiary of Micronetics. Pursuant to the terms and conditions of the Merger Agreement, the Company acquired all of the common stock of MICA for $3.0 million in cash and $2.0 million in shares of Micronetics’ common stock (248,135 shares). A post-closing adjustment of $20,522 was recorded during the thirteen weeks ended June 28, 2008 based upon MICA’s net worth on the closing date.

The acquisition of MICA provides a broader range of RF/Microwave products, including high performance mixers and ferrites to the Company, and will provide the Company with further integrated microwave sub-systems and systems solutions.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

(Unaudited) (in thousands)
Cash and accounts receivable	$773
Inventory	1,308
Property, plant and equipment	483
Other assets	41
Development technology drawings	220
Customer relationships	1,180
Order backlog	90
Trade name	260
Goodwill	2,930
Debt	(647)
Deferred taxes	101
Deferred taxes on acquired intangible assets	(700)
Income taxes payable	(137)
Accounts payable and accrued expenses	(704)

Subtotal	5,198
Less: cash assumed	(97)

Net purchase price	$5,101

The acquisition of MICA was accounted for as a purchase under SFAS No. 141, “Business Combinations”. Accordingly, the operating results of MICA have been included in the Company’s consolidated financial statements since the June 5, 2007 acquisition date. The Company estimated the useful lives of the acquired other intangible assets to be one to ten years and has included them in intangible assets, net, in the accompanying consolidated balance sheet as of June 28, 2008. The values and useful lives assigned to intangible assets were based on management estimates and guidance from an independent appraisal.

The following table sets forth certain pro forma results for the thirteen weeks ended June 30, 2007 if the acquisition of MICA had taken place on April 1, 2007:

Thirteen Weeks Ended (Unaudited)
June 30, 2007
(in thousands, except earnings per share)
Pro forma revenue	$7,125
Pro forma net income (1)	$125
Pro forma earnings per share:
Basic	$0.03
Diluted	$0.03

(1)	Amortization costs of approximately $69,000 related to the purchase price in 2007 were assessed to the quarter ended June 30, 2007 income. Management believes that including these adjustments allows investors to better compare results in the future periods.

4. INVENTORIES, NET

At June 28, 2008 and March 31, 2007, inventories consisted of the following:

	June 28, 2008	March 31, 2008
Raw materials	$4,863,945	$4,549,171
Work in process	2,898,004	2,346,513
Finished goods	872,253	885,650

	8,634,202	7,781,334
Less:

Allowance for obsolescence	(498,777)	(465,088)

	$8,135,425	$7,316,246

5. PROPERTY, PLANT AND EQUIPMENT, NET

At June 28, 2008 and March 31, 2008, property, plant and equipment, net consisted of the following:

	June 28, 2008	March 31, 2008
Land	$162,000	$162,000
Buildings and leasehold improvements	1,114,925	1,105,745
Machinery and equipment	9,192,895	8,979,161
Furniture, fixtures and other	242,563	242,563

	10,712,383	10,489,469
Less accumulated depreciation	(6,597,745)	(6,329,506)

	$4,114,638	$4,159,963

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

The following table presents details of the Company’s finite-lived intangible assets as of June 28, 2008 and March 31, 2008 (in thousands):

Intangible Assets	June 28, 2008				March 31, 2008
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	7-10	$4,130	$1,417	$2,713	$4,130	$1,282	$2,848
Covenants not to compete	2	480	480	—	480	480	—
Order backlog	1	380	380	—	380	364	16
Trade Name	10	260	28	232	260	21	239
Developed technology- drawings	5	390	151	239	390	132	258

Total intangibles		$5,640	$2,456	$3,184	$5,640	$2,279	$3,361

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2009	$483
2010	643
2011	616
2012	609
2013	234
Thereafter	599

Total	$3,184

Changes in the carrying amount of goodwill at June 28, 2008 and March 31, 2008 are as follows:

	June 28, 2008	March 31, 2008
Balance at the beginning of the period	$8,931,944	$5,982,709
Acquisitions	—	2,949,235
Purchase accounting adjustments	(20,522)	—

Balance at the end of the period	$8,911,422	$8,931,944

7. ACCRUED EXPENSES

At June 28, 2008 and March 31, 2008 accrued expenses consisted of the following:

	June 28, 2008	March 31, 2008
Unbilled payables	$412,985	$370,541
Professional fees	160,201	30,000
Payroll, benefits and related taxes	1,414,504	1,453,369
Warranty	136,498	119,252
Unrealized loss on interest rate swap	178,064	280,865
Miscellaneous	485,452	453,742

	$2,787,704	$2,707,769

Included in accrued payroll are bonuses of $794,592 and $646,630 at June 28, 2008 and March 31, 2008.

8. LONG-TERM DEBT

At June 28, 2008 and March 31, 2008 long-term debt consisted of the following:

	June 28, 2008	March 31, 2008
Term loan	5,200,000	5,525,000
Mortgage payable, NH	96,323	130,837
Capital leases	56,033	4,698

Total	5,352,356	5,660,535
Less current installments	(1,438,144)	(1,434,193)

Long-term debt, net of current installments	$3,914,212	$4,226,342

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 month libor rate plus 1.8%, which at June 28, 2008 was 6.40%.

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the value of the interest rate swap is recorded as an accrued expense on the consolidated balance sheet, with any related gains or losses charged to earnings. As of June 28, 2008, the Company recorded an unrealized gain of $102,801 to reflect the change in estimated fair value for the interest rate swap in the consolidated income statement.

The revolving line of credit bears interest at the current prime rate, which at June 28, 2008 was 5%. The Company had an entire line of $5.0 million available at June 28, 2008.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At June 28, 2008, the Company was in compliance with all financial debt covenants.

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

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 8.67% to 10.6% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

9. STOCK OPTION PLANS AND STOCK- BASED COMPENSATION

At June 28, 2008, the Company had two stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of June 28, 2008, there were 466,325 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of June 28, 2008 there were 296,000 options and 25,000 shares of restricted stock outstanding under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the thirteen weeks ended June 28, 2008:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic value
Outstanding at March 31, 2008	755,825	$7.75
Granted	15,000	7.60
Exercised	—	—
Canceled	(8,500)	7.83

Outstanding at June 28, 2008	762,325	$7.75	4.43	$392,433

Exercisable at June 28, 2008	375,450	$7.61	1.88	$245,651

The following table sets forth the status of the Company’s non-vested stock options as of June 28, 2008:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2008	433,475	$3.87
Granted	15,000	4.15
Forfeited	(3,850)	3.50
Vested	(57,750)	3.29

Non-vested as of June 28, 2008	386,875	$3.91

During the year ended March 31, 2008, the Company granted options to purchase 10,000 shares of common stock with an exercise price of $8.40 to a former employee. In the fourth quarter of Fiscal 2008, 5,000 options vested with the remaining options vesting on July 31, 2008. The options have a contractual life of 10 years. The Company valued the options under SFAS 123(R) at the fair value on the date of grant using the Black-Scholes options-pricing model. The Company recorded $23,981 in compensation expense for the thirteen weeks ended June 28, 2008 related to the non-employee options, and will re-measure compensation expense related to the unvested options when fully vested.

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the thirteen weeks ended June 28, 2008 and June 30, 2007:

	Thirteen Weeks Ended
	June 28, 2008	June 30, 2007
Cost of sales	$14,530	$16,612
Selling, general and administrative	195,016	105,140
Research and development	—	27,220

Stock-based compensation effect in income before taxes	$209,546	$148,972

Unrecognized stock-based compensation expense related to the unvested options is approximately $1.2 million, and will be recorded over the remaining vesting periods of 4.43 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

The Company granted 25,000 shares of restricted stock to an employee under the 2006 Equity Incentive Plan on November 14, 2007. The shares were issued at a purchase price of $.01 per share. The fair value of the restricted stock was determined based on the fair value of the Company’s common stock on the grant date. Upon issuance of the restricted stock 10,000 shares were vested, with the remaining 15,000 shares to vest twenty percent upon the completion of each quarterly period thereafter. The stock will be fully vested on August 14, 2008. As a result of the issuance of the restricted stock, the Company recognized $39,500 during the thirteen weeks ended June 28, 2008 and $19,750 remaining in unearned compensation cost as of June 28, 2008, to be recognized during the next quarter of Fiscal 2009.

There were 15,000 options granted in the thirteen weeks ended June 28, 2008 and 178,000 in the thirteen weeks ended June 30, 2007. The fair value of options issued were estimated at the date of grant with the following weighted-average assumptions for the thirteen weeks ended June 28, 2008 and June 30, 2007.

	June 28, 2008	June 30, 2007
Risk free interest rate	3.55%	4.98%
Expected life	6.13 years	6.75 years
Expected volatility	61%	60%
Forfeiture rate	2.92%	2.92%
Expected dividend yield	0%	0%

The per share weighted average fair value of stock options granted for the thirteen weeks ended June 28, 2008 and June 30, 2007 was $4.15 and $4.08.

10. INCOME TAXES

The Company’s effective tax rate was 44% and 55% for the thirteen weeks ended June 28, 2008 and June 30, 2007. The decrease in the effective tax rate is primarily related to a decrease in incentive stock-based compensation expense, which is not deductible for tax purposes.

The Company’s adoption of FIN No. 48 on April 1, 2007 resulted in the recognition of $96,443 of previously uncertain tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 retained earnings balance in the first quarter of Fiscal 2008.

The amount of uncertain tax benefits as of June 28, 2008 was $81,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax position as a component of income tax expense, if any. The FIN No. 48 analysis for the thirteen weeks ended June 28, 2008 resulted in an accrual of $1,000 for interest and penalties.

As of April 1, 2008, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is open to examination for tax years March 31, 2005 through 2008.

11. EARNINGS PER SHARE

Basic earnings per share is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The computations of basic and diluted EPS for the thirteen weeks ended June 28, 2008 and June 30, 2007 (unaudited) are:

	Thirteen Weeks Ended
	June 28, 2008	June 30, 2007
Net income	$157,606	$185,094
Weighted average shares outstanding	5,000,270	4,727,500
Basic earnings per share	$0.03	$0.04
Common stock equivalents	7,644	30,938
Weighted average common and common equivalent shares outstanding	5,007,914	4,758,438
Diluted earnings per share	$0.03	$0.04

12. FAIR VALUE MEASUREMENTS

As indicated in Note 2, the Company adopted the provisions of SFAS 157 for financial assets and liabilities effective April 1, 2008. SFAS 157 clarifies the definition of fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes, in descending order, the inputs used in measuring fair value as follows:

•	Level 1 — Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

•

Level 2 — Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

•

Level 3 — Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, consistent with SFAS 157, include the following as of June 28, 2008.

	Fair Value Measurements at June 28, 2008 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 28, 2008
Auction rate securities:	—	$250,000	—	$250,000
Interest rate swap	—	$178,000	—	$178,000

As of June 28, 2008, the Company’s long-term investments consisted of $250,000 of auction rate securities which were issued by a closed-end fund. Since March 31, 2008, the auction rate securities held by the Company have not been downgraded and have not defaulted on their dividend payments. Additionally, in June 2008, the issuer of the auction rate securities redeemed approximately 60% of the funds’ outstanding auction preferred shares that were held by the Company. Based on this analysis, the Company’s auction rate securities are not deemed to be impaired as of June 28, 2008.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our judgments and estimates including those related to allowances for doubtful accounts and sales returns, inventory valuation and obsolescence, long-lived assets, business combination purchase price allocation and goodwill impairment, stock-based compensation, warranty obligations, and the valuation allowance on our deferred tax asset. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies from those described in our annual report on Form 10-K for the year ended March 31, 2008

Recent Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Notes to Consolidated Financial Statements – Note 2.

Acquisition

On June 5, 2007, we acquired MICA Microwave, Inc. (“MICA”), a California corporation in a merger transaction pursuant to which MICA became a wholly-owned subsidiary of Micronetics, and the holders of MICA common stock were paid $3.0 million in cash and $2.0 million in shares of Micronetics’ common stock. A post closing adjustment of $20,522 was recorded during the thirteen weeks ended June 28, 2008 based upon MICA’s net worth on the closing date.

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

Micronetics operates through its four wholly owned subsidiaries, Micro-Con, MVS, Stealth and MICA. In September 2007, a fifth subsidiary, Enon Microwave was dissolved and its operations were merged with and into the Micronetics’ operations. These subsidiaries, along with Micronetics’ NH based facility, manufacture products in three major product categories: RF Microwave Components, Microwave Integrated Multifunction Subassemblies and Test Solutions.

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

Results of Operations

The Consolidated Statements of Income for the thirteen weeks ended June 30, 2007 include the operations of MICA from the acquisition date of June 5, 2007.

Thirteen Weeks Ended June 28, 2008 compared to June 30, 2007

Net sales

Net sales for the thirteen weeks ended June 28, 2008 (“Q1 FY 09”) were $7,086,657, an increase of $775,992, or 12% as compared to $6,310,665 for the thirteen weeks ended June 30, 2007 (“Q1 FY 08”). The increase in net sales for Q1 FY 09 is primarily attributable to an increase in net sales of $800,000 in sales of high performance mixers and ferrites from MICA. Commercial and defense revenues were 56% and 44%, respectively, of the total revenues for Q1 FY 09, as compared to 68% and 32%, respectively, for Q1 FY 08 primarily due to the reduction in net sales of higher performance power amplifiers to the commercial market offset by increased spending in the defense market for jamming and electronic system modernization.

Gross profit margin

Gross profit as a percent of sales increased to 42% for Q1 FY 09 from 38% for Q1 FY 08. The increase is primarily attributable to increased average selling prices for electronic systems modernization programs and higher revenue and efficiencies related to products on jamming applications.

Research and development

Research and development (“R&D”) expense increased $188,229 for Q1 FY 09 as compared to Q1 FY 08, primarily due to development work on an inflight high-speed internet transceiver product, high power products for defense applications and a new product line for commercial telecom applications. Accordingly, R&D expenses as a percentage of sales increased from 2.4% for Q1 FY 08 to 4.8% for Q1 FY 09.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense increased $560,932 or 34% to $2,199,587 for Q1 FY 09 as compared to $1,638,655 for Q1 FY 08. The increase was attributable to the inclusion of MICA’s SG&A expenses of $201,000 for the full thirteen weeks in Q1 FY09 as compared to four weeks in Q1 FY08. In addition, the Company incurred increased professional fees of $189,000 related to its compliance with Section 404(a) of the Sarbanes-Oxley Act and its Fiscal 2008 financial reporting. Also, salaries and benefits, stock-based compensation, bonus expense and commissions increased by $140,000. As a result, SG&A expenses as a percentage of sales increased to 31% Q1 FY 09 as compared to 26% for Q1 FY 08.

Amortization of intangible assets

Amortization expense attributable to the intangible assets related to the acquisition of Stealth and MICA was $177,106 for Q1 FY 09 as compared to $183,093 for Q1 FY 08.

Interest expense

Interest expense decreased $15,879 or 14% to $98,867 for Q1 FY 09 as compared to $114,746 for Q1 FY 08 primarily due to lower borrowings during Q1 FY 09.

Unrealized gain on interest rate swap

An unrealized gain of $102,801 was recorded for Q1 FY 09 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 44% for Q1 FY 09 as compared to 55% for Q1 FY 08. The decrease in the effective tax rate for the thirteen weeks ended June 28, 2008 is primarily due to a decrease in incentive stock-based compensation expense, which is not deductible for tax purposes as compared to Q1 FY 08.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flow and borrowings. We had cash and working capital at June 28, 2008 of $3,430,202 and $11,499,829, respectively, as compared with cash and working capital of $3,163,415 and $11,197,241, respectively at March 31, 2008. Our current ratio was approximately 3.21 to 1 at June 28, 2008, as compared to 3.06 to 1 at March 31, 2008.

Net cash provided by operating activities was $377,358 during Q1 FY 09 as compared to net cash used by operating activities of $45,377 during Q1 FY 08 The increase in net cash provided by operating activities was primarily the result of an unrealized gain on interest rate swap of $102,801 and a net increase in working capital of $400,082 partially offset by an increase in stock-based compensation of $60,575. The primary change in working capital was a reduction in accounts receivable of $831,193 partially offset by an increase in accounts payable of $380,358.

Net cash provided by investing activities was $249,824 during Q1 FY 09 as compared to net cash used by investing activities of $4,218,130 in Q1 FY 08. During Q1 FY 08, MICA was acquired for $3,095,050 and the final earnout payment of $1.5 million was made to the former stockholders of Stealth. Investing activities incurred by the Company during Q1 FY 09 included the sale of investments of $400,000 offset by purchase of equipment of $170,698.

Net cash used in financing activities was $360,395 during Q1 FY 09 as compared to $523,551 during Q1 FY 08 primarily due to repayments on the mortgages and term loans in Q1 FY 09.

Term Loan and Revolver

In March 2007, the Company entered into a credit facility consisting of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit, which replaced the then existing $6.0 million term loan entered into in June 2005.

The Company entered into an interest rate swap agreement in April 2007 to mitigate interest rate fluctuations on the term loan. At the end of each reporting period the Company records the current fair value of the interest rate swap on the balance sheet. Any unrealized gain or loss on the swap is charged to earnings.

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 month LIBOR rate plus 1.8%, which at June 28, 2008 was 6.40%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current prime rate, which at June 28, 2008 was 5.0%. We had $5.0 million available under the line at June 28, 2008. The revolving line of credit expires in March 2010.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At June 28, 2008, we were in compliance with all financial debt covenants.

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

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 8.67% to 10.6% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities. Our investment portfolio consists of auction rate securities (“ARS”). The Company’s ARS are issued by a closed-end fixed income investment fund that holds auctions every 28 days to reset the dividend rates for the next period. The Company has classified the $250,000 ARS as a long-term investment based on the current lack of liquidity relating to these securities. If auctions fail for securities in which we have invested, we may be unable to liquidate some or all of our ARS at par and may be required to record impairment charges.

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

Evaluation of disclosure controls and procedures – As of June 28, 2008, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008 to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company and to enable the Company to record, process, summarize and report information required to be included in its periodic filings with the Securities and Exchange Commission within the required time period.

Changes in internal control – There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 28, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. You should consider carefully all of the material risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as well as the cautionary statements made elsewhere in the Annual Report and in this report, before making a decision to invest in our securities. Such cautionary statements are applicable to all forward-looking statements wherever they appear in this report. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

We depend on sole or limited source suppliers, and any disruption in supply could impair our ability to deliver our products on time or at expected cost.

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Specifically, we obtain certain semi-conductor components for our voltage controlled oscillators from a sole supplier. We have experienced recent disruptions and limitations of these semi-conductor components which have affected our ability to deliver our products. Additional interruptions in supply of the semi-conductor components or other products from third-party suppliers could impair our ability to deliver our products until we identify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability.

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

MICRONETICS, INC.

Dated: August 12, 2008	By:	/s/ DAVID ROBBINS
David Robbins,
President, Chief Executive Officer and Acting Chief Financial Officer