Form 10-Q
period 2008-09-27
MICRONETICS  INC
filed 2008-11-12
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

As of October 31, 2008, the issuer had 5,391,217 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 27, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,589,909	$3,163,415
Short-term investment	250,000	400,000
Accounts receivable, net of allowance for doubtful accounts of $378,336 and $364,981 at September 27, 2008 and March 31, 2008, respectively	3,523,689	4,861,780
Inventories, net	8,960,993	7,316,246
Deferred tax asset	576,170	576,170
Prepaid expenses and other current assets	1,658,615	306,159

Total current assets	16,559,376	16,623,770

Property, plant and equipment, net	4,141,295	4,159,963
Other assets:
Security deposits	24,659	24,659
Long-term investments	—	250,000
Other long term assets	30,912	35,034
Intangible assets, net	3,023,235	3,361,200
Goodwill	8,911,422	8,931,944

Total other assets	11,990,228	12,602,837

TOTAL ASSETS	$32,690,899	$33,386,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,402,688	$1,434,193
Accounts payable	808,285	1,284,567
Accrued expenses	2,382,889	2,707,769
Deferred revenue	382,052	—

Total current liabilities	4,975,914	5,426,529
Long-term debt, net of current portion	3,579,512	4,226,342
Other long-term liability	9,000	80,000
Deferred tax liability	1,245,052	1,245,052

Total liabilities	9,809,478	10,977,923

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 shares issued and outstanding at September 27, 2008 and March 31, 2008	53,912	53,912
Additional paid-in capital	11,990,304	11,608,536
Retained earnings	12,569,404	12,478,398

	24,613,620	24,140,846
Treasury stock at cost, 383,475 shares at September 27, 2008 and March 31, 2008	(1,732,199)	(1,732,199)

Total shareholders’ equity	22,881,421	22,408,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,690,899	$33,386,570

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	September 27, 2008	September 30, 2007
Net sales	$6,545,453	$9,762,964
Cost of sales	4,475,991	6,111,204

Gross profit	2,069,462	3,651,760

Operating expenses:
Research and development	388,473	158,600
Selling, general and administrative	1,696,401	1,991,673
Loss on sale of property and equipment	—	17,760
Amortization of intangible assets	171,456	183,357

Total operating expenses	2,256,330	2,351,390

(Loss) income from operations	(186,868)	1,300,370

Other income (expense):
Interest income	14,707	18,943
Interest expense	(91,790)	(162,100)
Unrealized gain (loss) on interest rate swap	11,067	(70,068)
Miscellaneous income (expense)	5,031	(6,050)

Total other expense	(60,985)	(219,275)

(Loss) income before provision for income taxes	(247,853)	1,081,095
(Benefit) provision for income taxes	(181,253)	462,936

Net (loss) income	$(66,600)	$618,159

(Loss) income per common share
Basic	$(0.01)	$0.12

Diluted	$(0.01)	$0.12

Weighted average common shares outstanding
Basic	5,005,214	4,974,742
Diluted	5,005,214	5,012,526

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twenty-Six Weeks Ended
	September 27, 2008	September 30, 2007
Net sales	$13,632,110	$16,073,629
Cost of sales	8,584,478	10,028,279

Gross profit	5,047,632	6,045,350

Operating expenses:
Research and development	730,566	312,464
Selling, general and administrative	3,895,988	3,630,328
Gain on sale of property and equipment	—	(44,749)
Amortization of intangible assets	348,562	366,450

Total operating expenses	4,975,116	4,264,493

Income from operations	72,516	1,780,857

Other income (expense):
Interest income	28,661	59,774
Interest expense	(190,657)	(276,846)
Unrealized gain (loss) on interest rate swap	113,868	(70,068)
Miscellaneous income	11,386	2,403

Total other expense	(36,742)	(284,737)

Income before provision for income taxes	35,774	1,496,120
(Benefit) provision for income taxes	(55,232)	692,867

Net income	$91,006	$803,253

Earnings per common share
Basic	$0.02	$0.16

Diluted	$0.02	$0.16

Weighted average common shares outstanding
Basic	5,002,742	4,874,142
Diluted	5,007,849	4,910,823

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at March 31, 2008	5,391,217	$53,912	$11,608,536	$12,478,398	$(1,732,199)	$22,408,647
Stock based compensation	—	—	381,768	—	—	381,768
Net income	—	—	—	91,006	—	91,006

Balance at September 27, 2008	5,391,217	$53,912	$11,990,304	$12,569,404	$(1,732,199)	$22,881,421

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended,
	September 27, 2008	September 30, 2007
Cash flow from operating activities:
Net income	$91,006	$803,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	873,601	850,511
Stock-based compensation	381,768	276,513
Gain on sale of property and equipment	—	(44,749)
Unrealized (gain) loss on interest rate swap	(113,868)	70,068
Provision for allowances on accounts receivable	13,354	53,256
Provision for inventory obsolescence and losses	118,487	202,424
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,324,737	(1,355,142)
Inventories	(1,763,234)	(139,332)
Other long term assets	4,122	97,276
Prepaid expenses, other current assets, and other assets	(1,423,454)	57,125
Accounts payable	(476,281)	(315,217)
Accrued expenses	(211,012)	64,558
Deferred revenue	382,052	—

Net cash (used in) provided by operating activities	(798,722)	620,544

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	461,898
Proceeds from sale of investments	400,000	—
Purchase of marketable securities	—	(500,000)
Purchase of equipment	(464,754)	(482,612)
Stealth acquisition, net of cash acquired	—	(1,500,000)
MICA acquisition, net of cash acquired	20,522	(3,112,814)

Net cash used in investing activities	(44,232)	(5,133,528)

Cash flows from financing activities:
Proceeds from line of credit	—	728,528
Repayments on line of credit	—	(356,379)
Repayments on mortgages and term loan	(719,551)	(701,415)
Repayments of MICA debt	—	(646,820)
Repayments of capital leases	(11,001)	(1,510)
Proceeds from the issuance of common stock	—	63,680

Net cash used in financing activities	(730,552)	(913,916)

Net change in cash and cash equivalents	(1,573,506)	(5,426,900)
Cash and cash equivalents at beginning of period	3,163,415	7,058,524

Cash and cash equivalents at end of period	$1,589,909	$1,631,624

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$199,959	$128,999

Income taxes	$1,402,000	$737,000

Supplemental disclosure of non-cash financing activities:
Property and equipment acquired under capital leases	$58,241	$—
Treasury stock purchase from stock option exercise	$—	$205,185
Shares issued to MICA stockholders	$—	$1,999,968
Recognition of uncertain tax positions	$—	$96,443

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2008. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 27, 2008, the results of operations for the thirteen and twenty-six weeks ended September 27, 2008 and September 30, 2007, and the cash flows for the twenty-six weeks ended September 27, 2008 and September 30, 2007.

As of April 1, 2008 the Company changed its fiscal quarters to the 13-week period ending on the Saturday nearest June 30, September 30 and December 31. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The second quarter of Fiscal 2009 has 91 days versus 92 in the second quarter of Fiscal 2008. The Company’s fiscal year end is still March 31, 2009.

The results of operations for the thirteen and twenty-six weeks ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year ended March 31, 2009. The Company has reclassed certain prior period amounts to conform with the current period presentation.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of operations and basis of consolidation—Micronetics, Inc. and subsidiaries (collectively the “Company” or “Micronetics”) are engaged in the design, development, manufacturing and marketing of a broad range of high performance wireless components, test equipment and integrated multifunction subassemblies used in cellular, microwave, satellite, radar and communication systems around the world.

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

Investments—The Company’s investments consist of auction rate securities (“ARS”) with varying maturities. The Company’s ARS are issued by a closed-end fixed income investment fund that holds auctions every 28 days to reset the dividend rates for the next period. The Company has classified the $250,000 ARS as a short-term investment based on the redemption of all outstanding amounts for par value in October 2008.

Revenue recognition—The Company generates revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. The Company’s products are primarily hardware components, and to a lesser extent integrated assembly which includes microwave hardware and embedded software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users. The Company enters into contracts for production of highly customized microwave and radio frequency components and integrated sub-assemblies which it accounts for in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.” For these types of contracts, the Company records revenue based on the percentage of completion method (assuming all other requirements for revenue recognition have been satisfied) typically using labor hours to measure progress toward completion of the contract as the Company has determined this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. Deferred revenue represents billings in excess of revenue recognized.

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated costs of product warranties are accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics offers a one-year warranty.

Recent accounting pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 clarifies the principle that fair value should be used on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The Company’s partial adoption of SFAS No. 157 on April 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company’s consolidated financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned April 1, 2009 adoption of the remainder of the standard.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. Although the Company adopted SFAS 159 as of April 1, 2008, the Company has not elected the fair value options for any items permitted under SFAS 159.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires companies to defer and capitalize prepaid nonrefundable advance payments for goods or services that will be used for future research and development activities over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The provisions of EITF 07-3 were effective beginning April 1, 2008. The adoption of EITF 07-03 did not have any effect on the Company’s financial statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised), “Business Combinations” (“SFAS 141(Revised)”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(Revised) requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. SFAS 141(Revised) also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. SFAS 141(Revised) is effective for any of the Company’s business combinations on or after April 1, 2009. SFAS 141 (Revised) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its consolidated financial statements.

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

The following table sets forth certain pro forma results for the twenty-six weeks ended September 30, 2007 if the acquisition of MICA had taken place on April 1, 2007:

Twenty-Six Weeks Ended (Unaudited)
September 30, 2007
(in thousands, except earnings per share)
Pro forma revenue	$16,874
Pro forma net income (1)	$811
Pro forma earnings per share:
Basic	$0.17
Diluted	$0.17

(1)	Amortization costs of approximately $92,000 related to the purchase price in 2007 were assessed to the twenty-six weeks ended September 30, 2007 income. Management believes that including these adjustments allows investors to better compare results in the future periods.

4. INVENTORIES, NET

At September 27, 2008 and March 31, 2008, inventories consisted of the following:

	September 27, 2008	March 31, 2008
Raw materials	$5,109,528	$4,549,171
Work in process	3,297,870	2,346,513
Finished goods	1,137,170	885,650

	9,544,568	7,781,334

Less:

Allowance for obsolescence	(583,575)	(465,088)

	$8,960,993	$7,316,246

5. PROPERTY, PLANT AND EQUIPMENT, NET

At September 27, 2008 and March 31, 2008, property, plant and equipment, net consisted of the following:

	September 27, 2008	March 31, 2008
Land	$162,000	$162,000
Buildings and leasehold improvements	1,119,628	1,105,745
Machinery and equipment	9,482,248	8,979,161
Furniture, fixtures and other	242,563	242,563

	11,006,439	10,489,469
Less accumulated depreciation	(6,865,144)	(6,329,506)

	$4,141,295	$4,159,963

In May 2007, the Company sold commercial condominium housing Micronetics’ Enon division. The proceeds from the sale were $461,898. The Company recorded a gain on the sale of the building of $69,609.

6. INTANGIBLE ASSETS AND GOODWILL

The Company’s finite-lived intangible assets include certain identifiable intangible assets acquired as a result of business combinations, including customer relationships, covenants not to compete, order backlog, trade name and developed technology.

The following table presents details of the Company’s finite-lived intangible assets as of September 27, 2008 and March 31, 2008 (in thousands):

	September 27, 2008				March 31, 2008
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	7-10	$4,130	$1,552	$2,578	$4,130	$1,282	$2,848
Covenants not to compete	2	480	480	—	480	480	—
Order backlog	1	380	380	—	380	364	16
Trade Name	10	260	34	226	260	21	239
Developed technology- drawings	5	390	171	219	390	132	258

Total intangibles		$5,640	$2,617	$3,023	$5,640	$2,279	$3,361

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2009	$322
2010	643
2011	616
2012	609
2013	234
Thereafter	599

Total	$3,023

Changes in the carrying amount of goodwill at September 27, 2008 and March 31, 2008 are as follows:

	September 27, 2008	March 31, 2008
Balance at the beginning of the period	$8,931,944	$5,982,709
Acquisitions	—	2,949,235
Purchase accounting adjustments	(20,522)	—

Balance at the end of the period	$8,911,422	$8,931,944

7. ACCRUED EXPENSES

At September 27, 2008 and March 31, 2008 accrued expenses consisted of the following:

	September 27, 2008	March 31, 2008
Unbilled payables	$795,895	$370,541
Professional fees	—	30,000
Payroll, benefits and related taxes	1,011,883	1,453,369
Warranty	128,573	119,252
Unrealized loss on interest rate swap	166,997	280,865
Miscellaneous	279,541	453,742

	$2,382,889	$2,707,769

Included in accrued payroll are bonuses of $216,032 and $646,630 at September 27, 2008 and March 31, 2008.

8. LONG-TERM DEBT

At September 27, 2008 and March 31, 2008 long-term debt consisted of the following:

	September 27, 2008	March 31, 2008
Term loan	4,875,000	5,525,000
Mortgage payable, NH	61,286	130,837
Capital leases	45,914	4,698

Total	4,982,200	5,660,535
Less current installments	(1,402,688)	(1,434,193)

Long-term debt, net of current installments	$3,579,512	$4,226,342

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 month libor rate plus 1.5%, which at September 27, 2008 was 5.38%.

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the value of the interest rate swap is recorded as an accrued expense on the consolidated balance sheet, with any related gains or losses charged to earnings. As of September 27, 2008, the Company recorded an unrealized gain of $113,868 to reflect the change in estimated fair value for the interest rate swap in the consolidated statement of operations.

The revolving line of credit bears interest at the current prime rate, which at September 27, 2008 was 5%. The Company had an entire line of $5.0 million available at September 27, 2008.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At September 27, 2008, the Company was in compliance with all financial debt covenants.

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

9. STOCK OPTION PLANS AND STOCK- BASED COMPENSATION

At September 27, 2008, the Company had two stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Stock Option Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of September 27, 2008, there were 464,125 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of September 27, 2008 there were 299,000 options and 25,000 shares of restricted stock outstanding under the 2006 Plan.

The 2003 Plan and the 2006 Plan are administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 2003 Plan and the 2006 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 2003 Plan and the 2006 Plan may not be less than the fair market value of the shares of common stock on the date of grant, and may not be granted more than ten years from the date of adoption of each respective plan or exercised more than ten years from the date of grant.

The following table sets forth the Company’s stock option activity during the twenty-six weeks ended September 27, 2008:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life
Outstanding at March 31, 2008	755,825	$7.75
Granted	18,000	7.57
Exercised	—	—
Canceled	(10,700)	8.02

Outstanding at September 27, 2008	763,125	$7.74	4.22

Exercisable at September 27, 2008	380,500	$7.60	1.74

There was no aggregate intrinsic value for outstanding and exercisable options at September 27, 2008 based on the Company’s closing stock price of Common Stock on that date of $5.94.

The following table sets forth the status of the Company’s non-vested stock options as of September 27, 2008:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2008	433,475	$4.30
Granted	18,000	4.12
Forfeited	(3,850)	3.50
Vested	(65,000)	3.40

Non-vested as of September 27, 2008	382,625	$4.45

During the year ended March 31, 2008, the Company granted options to purchase 10,000 shares of common stock with an exercise price of $8.40 to a former employee. In the fourth quarter of Fiscal 2008, 5,000 options vested and the remaining options vested on July 31, 2008. The options have a contractual life of 10 years. The Company valued the options under SFAS 123(R) at the fair value on the date of grant using the Black-Scholes options-pricing model. The Company recorded $32,150 in compensation expense for the twenty-six weeks ended September 27, 2008 related to the non-employee options.

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the thirteen weeks ended September 27, 2008 and September 30, 2007:

	Thirteen Weeks Ended
	September 27, 2008	September 30, 2007
Cost of sales	$15,373	$16,762
Selling, general and administrative	156,849	110,779

Stock-based compensation effect in income before taxes	$172,222	$127,541

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the twenty-six weeks ended September 27, 2008 and September 30, 2007:

	Twenty-Six Weeks Ended
	September 27, 2008	September 30, 2007
Cost of sales	$29,903	$33,374
Selling, general and administrative	351,865	215,919
Research and development	—	27,220

Stock-based compensation effect in income before taxes	$381,768	$276,513

Unrecognized stock-based compensation expense related to the unvested options is approximately $1.1 million, and will be recorded over the remaining vesting periods of 2.85 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

The Company granted 25,000 shares of restricted stock to an employee under the 2006 Equity Incentive Plan on November 14, 2007. The shares were issued at a purchase price of $.01 per share. The fair value of the restricted stock was determined based on the fair value of the Company’s common stock on the grant date. Upon issuance of the restricted stock 10,000 shares vested, with the remaining 15,000 shares to vest twenty percent upon the completion of each quarterly period thereafter. The stock fully vested on August 14, 2008. As a result of the issuance of the restricted stock, the Company recognized $59,250 in compensation expense during the twenty-six weeks ended September 27, 2008.

There were 3,000 options granted during the thirteen weeks ended September 27, 2008 and no options granted during the thirteen weeks ended September 30, 2007. The fair value of options issued were estimated at the date of grant with the following weighted-average assumptions for the thirteen weeks ended September 27, 2008 and September 30, 2007.

	September 27, 2008	September 30, 2007
Risk free interest rate	3.23%	4.98%
Expected life	6.13 years	6.75 years
Expected volatility	58.9%	60%
Forfeiture rate	2.92%	2.92%
Expected dividend yield	0%	0%

The per share weighted average fair value of stock options granted for the thirteen weeks ended September 27, 2008 and September 30, 2007 was $3.95 and $4.08, respectively.

10. INCOME TAXES

The Company’s effective tax rate was 44% and 43% for the thirteen weeks ended September 27, 2008 and September 30, 2007 as compared to 44% and 46% for the twenty-six weeks ended September 27, 2008 and September 30, 2007.

During the thirteen week period ended September 27, 2008, uncertain tax benefits were reduced from $81,000 to $9,000 due to the statute of limitations expiring on the 2004 calendar year tax return for one of the Company’s subsidiaries. The recognition of $72,000 of uncertain tax benefit will reduce the Company’s annual effective tax rate and has been recorded as an income tax benefit for the thirteen week period ended September 27, 2008.

As of April 1, 2008, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is open to examination for tax years March 31, 2005 through 2008.

11. EARNINGS PER SHARE

Basic (loss) earnings per share, or EPS, is computed based on the net loss or income for each period divided by the weighted average actual shares outstanding during the period. Diluted (loss) earnings per share is computed based on the net loss or income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended September 27, 2008 and September 30, 2007 are:

	Thirteen Weeks Ended
	September 27, 2008	September 30, 2007
Net (loss) income	$(66,600)	$618,159
Weighted average shares outstanding	5,005,214	4,974,742
Basic (loss) earnings per share	$(0.01)	$0.12
Common stock equivalents	—	37,784
Weighted average common and common equivalent shares outstanding	5,005,214	5,012,526
Diluted (loss) earnings per share	$(0.01)	$0.12

For the thirteen weeks ended September 27, 2008 the dilutive effect of 8,255 stocks were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.

The computations of basic and diluted EPS for the twenty-six weeks ended September 27, 2008 and September 30, 2007 are:

	Twenty-Six Weeks Ended
	September 27, 2008	September 30, 2007
Net income	$91,006	$803,253
Weighted average shares outstanding	5,002,742	4,874,142
Basic income per share	$0.02	$0.16
Common stock equivalents	5,107	36,681
Weighted average common and common equivalent shares outstanding	5,007,849	4,910,823
Diluted income per share	$0.02	$0.16

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, consistent with SFAS 157, include the following as of September 27, 2008.

	Fair Value Measurements at September 27, 2008 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 27, 2008
Auction rate securities	—	$250,000	—	$250,000
Interest rate swap	—	$178,000	—	$178,000

As of September 27, 2008, the Company’s short-term investment consisted of $250,000 of auction rate securities which were issued by a closed-end fund. Since March 31, 2008, the auction rate securities held by the Company have not been downgraded and have not defaulted on their dividend payments. Additionally, in October 2008, the issuer of the auction rate securities redeemed 100% of the funds’ outstanding auction preferred shares that were held by the Company at cost.

13. RELATED PARTY TRANSACTION

On September 4, 2008, Micronetics, Inc. entered into a lease with SBJ Development, LLC (the “Landlord”) for a new headquarters for its subsidiary Stealth Microwave, Inc. The property is located in the Township of Ewing, New Jersey. The lease has an initial term of five years and contains three options to extend the lease, each for a term of five years. The annual rent for the initial term of the lease is $225,600.

Both Stephen N. Barthelmes, Jr., a director of Micronetics and President of Micronetics’ subsidiary Stealth Microwave, Inc., and Kevin Beals, President of Micronetics, are members of the Landlord. Mr. Barthelmes and Mr. Beals own twenty-one percent and sixteen percent, respectively, of the outstanding units of membership interest of the Landlord.

The Audit Committee of the Board of Directors of Micronetics reviewed and approved the terms of the lease prior to its execution.

14. SUBSEQUENT EVENT

On November 6, 2008 the Board of Directors of the Company authorized a share repurchase program to acquire up to 500,000 shares of common stock of Micronetics in the open market or in privately negotiated transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in this report contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate and are merely our current predictions of future events. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described here, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and in the other documents that we file with the Securities and Exchange Commission. We assume no obligation to update our forward-looking statements to reflect new information or developments.

An investment in our common stock involves a high degree of risk. We urge readers to review carefully the risk factors described herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

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

During the thirteen weeks ended September 27, 2008, we revised our revenue recognition policy to include the percentage of completion method for certain types of contracts in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts”. For these types of contracts we typically record revenue using labor hours to measure progress toward completion of the contract as we have determined this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. There have been no other changes to our critical accounting policies from those described in our annual report on Form 10-K for the fiscal year ended March 31, 2008.

Recent Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Notes to Consolidated Financial Statements – Note 2.

Acquisition

On June 5, 2007, we acquired MICA Microwave, Inc. (“MICA”), a California corporation in a merger transaction pursuant to which MICA became a wholly-owned subsidiary of Micronetics, and the holders of MICA common stock were paid $3.0 million in cash and $2.0 million in shares of Micronetics’ common stock. A post closing adjustment of $20,522 was recorded during the twenty-six weeks ended September 27, 2008 based upon MICA’s net worth on the closing date.

The acquisition of MICA provides us with a broader range of RF/Microwave products, including high performance mixers and ferrites, and will provide us with further integrated microwave sub-systems and systems solutions.

Overview

Micronetics designs and manufactures high-end microwave and radio frequency (RF) components and integrated multifunction subassemblies used in a variety of commercial wireless, defense and aerospace products, including satellite communications, electronic warfare and electronic counter-measures. We also manufacture and design test equipment, subassemblies and components that are used to test the strength, durability and integrity of signals in communications equipment. Our products are embedded in a variety of radars, electronic warfare systems, guidance systems, wireless telecommunications and satellite equipment.

We sell our products primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of our customers are prime contractors for defense work or larger Fortune 500 companies with world-wide operations.

A key driver of demand for Micronetics’ products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, testing is critical for the rapid commercialization of reliable products necessitated by broadband and wireless communication technologies. As the speed to market challenges increase, larger companies are relying increasingly on other companies to manufacture a module or an integrated subassembly This module or subassembly is then integrated by the larger company into a piece of equipment and sold to a customer. Micronetics has been seeking to capitalize on this trend by increasing its capability to manufacture integrated subassemblies. Our goal is to leverage our high power and noise technology to continue to be a highly reliable supplier of integrated microwave subsystems.

Results of Operations

Thirteen Weeks Ended September 27, 2008 compared to September 30, 2007

Net sales

Net sales for the thirteen weeks ended September 27, 2008 (“Q2 FY 09”) were $6,545,453, a decrease of $3,217,511, or 33% as compared to $9,762,964 for the thirteen weeks ended September 30, 2007 (“Q2 FY 08”). The decrease in net sales for Q2 FY 09 is primarily attributable to a decrease in net sales of high performance amplifiers for commercial WIMAX and public safety applications. Commercial and defense revenues were 53% and 47%, respectively, of the total revenues for Q2 FY 09, as compared to 74% and 26%, respectively, for Q2 FY 08 primarily due to the reduction in net sales of higher performance power amplifiers to the commercial market offset by increased spending in the defense market for jamming and electronic system modernization. We expect sales in each of the third and fourth quarters of fiscal year 2009 to increase as compared to Q2 FY 09.

In Q2 FY 09 we have participated in development sales. Development sales consist of small quantities of product engineered for new applications. We expect these development sales will result in future higher volume sales contracts for such applications.

Backlog

Our backlog has grown to approximately $20 million as of September 27, 2008 as compared to approximately $14 million as of March 31, 2008. Consistent with our strategy, the increase in our backlog is primarily a result of orders for integrated sub-assemblies. We expect to increase our rate of shipping against our backlog in the second half of fiscal year 2009.

Gross profit margin

Gross profit as a percent of sales decreased to 32% for Q2 FY 09 from 37% for Q2 FY 08. The decrease is due primarily to lower sales of high power amplifiers without a corresponding decrease in fixed costs. We expect our gross profit as a percent of sales to increase in each of the third and fourth quarters of fiscal 2009 as compared to Q2 FY 09 as a result of higher sales.

Research and development

Research and development (“R&D”) expense was $388,473 or an increase of $229,873 for Q2 FY 09 as compared to $158,600 for Q2 FY 08. The increase was primarily due to development work on an in-flight high-speed internet transceiver product, high power products for defense applications and a new product line for commercial telecom applications. We plan to continue to invest in these product areas over the remainder of the year

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense was $1,696,401 for Q2 FY 09 or a decrease of $295,272 as compared to $1,991,673 for Q2 FY 08. Approximately $105,000 of the decrease was due to a reduction in accounting fees incurred in Q2 FY 08 related to the MICA acquisition and FIN 48 adoption. Approximately $61,000 of the decrease was due to a reduction in bad debt expense as a result of improved accounts receivables collections. The remainder of the decrease was due principally to lower compensation expense associated with lower profitability.

Amortization of intangible assets

Amortization expense attributable to the intangible assets related to the acquisition of Stealth and MICA was $171,456 for Q2 FY 09 as compared to $183,357 for Q2 FY 08.

Interest expense

Interest expense decreased $70,310 or 43% to $91,790 for Q2 FY 09 as compared to $162,100 for Q2 FY 08 primarily due to lower borrowings during Q2 FY 09 and the change in term loan rates from 3 month libor plus 1.8% to 3 month libor plus 1.5%.

Unrealized gain on interest rate swap

An unrealized gain of $11,067 was recorded for Q2 FY 09 as compared to an unrealized loss of $70,068 in Q2 FY 08 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 44% for Q2 FY 09 as compared to 43% for Q2 FY 08. In addition, during Q2 FY 09, $72,000 of uncertain tax benefits were recorded in the tax provision due to the statute of limitations expiring on the 2004 calendar year tax return filed by one of our subsidiaries.

Twenty-six Weeks Ended September 27, 2008 compared to September 30, 2007

The Consolidated Statements of Income for the twenty-six weeks ended September 30, 2007 include the operations of MICA from the acquisition date of June 5, 2007.

Net sales

Net sales for the twenty-six weeks ended September 27, 2008 were $13,632,110, a decrease of $2,441,519, or 15% as compared to $16,073,629 for the twenty-six weeks ended September 30, 2007. The decrease in net sales is primarily attributable to a decrease in net sales of high performance amplifiers for commercial WIMAX and public safety applications of approximately $4.3 million offset in part by an increase of $1.0 million in sales of components and $.9 million in sales of integrated component sub-systems for jamming and electronic modernization. Commercial and defense revenues were 54% and 46%, respectively, of the total revenues for the twenty-six weeks ended September 27, 2008, as compared to 72% and 28%, respectively, for the twenty-six weeks ended September 30, 2007 primarily due to the reduction in net sales of higher performance power amplifiers to the commercial market offset by increased spending in the defense market for jamming and electronic system modernization. We expect sales to increase in the second half of fiscal year 2009 as compared to the first half of fiscal year 2009.

Over the first half of fiscal year 2009 we have participated in development sales. Development sales consist of small quantities of product engineered for new applications. We expect these development sales will result in future higher volume sales contracts for such applications.

Backlog

Our backlog has grown to approximately $20 million as of September 27, 2008 as compared to approximately $14 million as of March 31, 2008. Consistent with our strategy, the increase in our backlog is primarily a result of orders for integrated sub-assemblies. We expect to increase our rate of shipping against our backlog in the second half of fiscal year 2009.

Gross profit margin

Gross profit as a percent of sales decreased slightly to 37% for the twenty-six weeks ended September 27, 2008 as compared to 38% for the twenty-six weeks ended September 30, 2007. We expect our gross margin percent will increase in the second half of fiscal year 2009 as compared to the first half of fiscal year 2009 as a result of higher sales.

Research and development

Research and development (“R&D”) expense was $730,566 or an increase of $418,102 for the twenty-six weeks ended September 27, 2008 as compared to $312,464 for the twenty-six weeks ended September 30, 2007. The increase was primarily due to development work on an in-flight high-speed internet transceiver product, high power products for defense applications and a new product line for commercial telecom applications. We plan to continue to invest in these product areas over the remainder of the year.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense was $3,895,988 or an increase of $265,660 for the twenty-six weeks ended September 27, 2008 as compared to $3,630,328 for the twenty-six weeks ended September 30, 2007. The increase was primarily attributable to the inclusion of MICA’s SG&A expenses for the full twenty-six weeks ended September 27, 2008 as compared to fifteen weeks for the period ended September 30, 2007.

Amortization of intangible assets

Amortization expense attributable to the intangible assets related to the acquisition of Stealth and MICA was $348,562 for the twenty-six weeks ended September 27, 2008 as compared to $366,450 for the twenty-six weeks ended September 30, 2007.

Interest expense

Interest expense decreased $86,189 or 31% to $190,657 for the twenty-six weeks ending September 27, 2008 as compared to $276,846 for the twenty-six weeks ending September 30, 2007 primarily due to lower borrowings.

Unrealized gain on interest rate swap

An unrealized gain of $113,868 was recorded for the twenty-six weeks ended September 27, 2008 as compared to an unrealized loss of $70,068 for the twenty-six weeks ended September 30, 2007 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 44% for the twenty-six weeks ended September 27, 2008 as compared to 46% for the twenty-six weeks ended September 30, 2007. In addition, $72,000 in uncertain tax benefits were recorded in the tax provision due to the statute of limitations expiring on the 2004 calendar year tax return filed by one of our subsidiaries.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flow and borrowings. We had cash and working capital at September 27, 2008 of $1,589,909 and $11,583,462, respectively, as compared with cash and working capital of $3,163,415 and $11,197,241, respectively at March 31, 2008. Our current ratio was approximately 3.33 to 1 at September 27, 2008, as compared to 3.06 to 1 at March 31, 2008.

Net cash used in operating activities was $798,722 during the twenty-six weeks ended September 27, 2008 as compared to net cash provided by operating activities of $620,544 during the twenty-six weeks ended September 30, 2007.

In the twenty-six weeks ended September 27, 2008 cash provided by net income after adjusting for non-cash items was approximately $1.3 million. An additional approximately $1.3 million was provided by accounts receivables due to lower sales and improved collections. Approximately $1.7 million was used for inventory in anticipation of future sales. Approximately $1.4 million was used for prepaid expenses, principally prepaid income taxes. Approximately $.7 million was used to fund accounts payable and accrued expenses and approximately $.4 million was provided due to cash received and recorded as deferred revenue.

In the twenty-six weeks ended September 30, 2007 cash provided by net income after adjusting for non-cash items was approximately $2.2 million. Approximately $1.4 million was used to fund receivables resulting from increased sales. Approximately $.1 million was used to fund increases in inventory and approximately $.3 million was used to fund accounts payable and accrued expenses. Prepaid expenses and other assets provided approximately $.2 million.

Net cash used in investing activities was $44,232 during the twenty-six weeks ended September 27, 2008 as compared to net cash used in investing activities of $5,133,528 during the twenty-six weeks ended September 30, 2007. During the twenty-six weeks ended September 27, 2008 we purchased equipment of $464,754 and sold investments of $400,000. We also received $20,522 as an adjustment to the purchase price of MICA.

During the twenty-six weeks ended September 30, 2007, we acquired MICA for $3,112,814 and the final earnout payment of $1.5 million was made to the former stockholders of Stealth. Additionally, we purchased equipment of $482,612.

Net cash used in financing activities was $730,552 during the twenty-six weeks ended September 27, 2008 as compared to $913,916 during the twenty-six weeks ended September 30, 2007 primarily due to repayments on our mortgages and term loans.

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

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 month LIBOR rate plus 1.5%, which at September 27, 2008 was 5.38%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current prime rate, which at September 27, 2008 was 5.0%. We had $5.0 million available under the line at September 27, 2008. The revolving line of credit expires in March 2010.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. At September 27, 2008, we were in compliance with all financial debt covenants.

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

Stock Buyback Plan

On November 6, 2008 our Board of Directors authorized a share repurchase program to acquire up to 500,000 shares of our common stock in the open market or in privately negotiated transactions.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, other than operating leases, that have or are, in the opinion of management, likely to have a current or future material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities. Our investment portfolio consists of auction rate securities (“ARS”). The Company’s ARS are issued by a closed-end fixed income investment fund that holds auctions every 28 days to reset the dividend rates for the next period. The Company has classified the $250,000 ARS as a short-term investment as these ARS were redeemed in October 2008 at par value.

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

Evaluation of disclosure controls and procedures – As of September 27, 2008, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008 to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company and to enable the Company to record, process, summarize and report information required to be included in its periodic filings with the Securities and Exchange Commission within the required time period.

Changes in internal control – There were no significant changes in the Company’s internal controls over financial reporting that occurred during the thirteen weeks ended September 27, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. You should consider carefully all of the material risks described herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and in our other documents filed with the Securities and Exchange Commission, as well as the cautionary statements made elsewhere in the Annual Report and in this report, before making a decision to invest in our securities. Such cautionary statements are applicable to all forward-looking statements wherever they appear in this report. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Recent Changes in Economic Conditions May Adversely Affect Our Business.

Recent changes in domestic and global economic conditions could adversely affect our business. In response to such changes we may experience, insolvency of key suppliers resulting in product delays; customer insolvencies; decreased customer confidence; and decreased customer demand. Any of these events, or any other events caused by the recent changes in economic conditions, may have a material adverse effect on our business, operating results, and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Lease, dated September 4, 2008, by and between Micronetics, Inc. and SBJ Development, LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: November 12, 2008	By:	/s/ DAVID ROBBINS
David Robbins,
Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2008	By:	/s/ CARL LUEDERS
Carl Lueders,
Acting Chief Financial Officer (Principal Financial and Accounting Officer)