Form 10-Q
period 2008-12-27
MICRONETICS  INC
filed 2009-02-10
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

As of January 31, 2009, the issuer had 4,553,635 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 27, 2008	March 31, 2008
ASSETS
Current assets:
Cash	$49,621	$3,163,415
Short-term investment	—	400,000
Accounts receivable, net of allowance for doubtful accounts of $408,677 and $364,981 at December 27, 2008 and March 31, 2008, respectively	5,420,201	4,861,780
Inventories, net	10,360,651	7,316,246
Deferred tax asset	545,005	576,170
Prepaid income taxes	791,744	—
Prepaid expenses and other current assets	324,170	306,159

Total current assets	17,491,392	16,623,770

Property, plant and equipment, net	4,044,296	4,159,963
Other assets:
Security deposits	86,839	24,659
Long-term investments	—	250,000
Other long term assets	28,851	35,034
Intangible assets, net	1,567,378	3,361,200
Goodwill, net of impairment charge	1,117,197	8,931,944

Total other assets	2,800,265	12,602,837

TOTAL ASSETS	$24,335,953	$33,386,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,360,904	$1,434,193
Line of credit	2,373,042	—
Accounts payable	1,040,857	1,284,567
Accrued expenses	2,866,608	2,707,769
Deferred revenue	144,035	—

Total current liabilities	7,785,446	5,426,529
Long-term debt, net of current portion	3,250,000	4,226,342
Other long-term liability	6,100	80,000
Deferred tax liability	913,310	1,245,052

Total liabilities	11,954,856	10,977,923

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 issued, 4,553,635 and 5,007,742 shares outstanding at December 27, 2008 and March 31, 2008, respectively	53,912	53,912
Additional paid-in capital	12,122,732	11,608,536
Retained earnings	3,184,966	12,478,398

	15,361,610	24,140,846
Treasury stock at cost, 837,582 and 383,475 shares at December 27, 2008 and March 31, 2008, respectively	(2,980,513)	(1,732,199)

Total shareholders’ equity	12,381,097	22,408,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,335,953	$33,386,570

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	December 27, 2008	December 31, 2007
Net sales	$8,397,750	$8,828,302
Cost of sales	5,651,783	5,202,993

Gross profit	2,745,967	3,625,309

Operating expenses:
Research and development	483,682	288,880
Selling, general and administrative	1,955,985	1,986,427
Goodwill impairment charge	7,964,916	—
Intangible asset impairment charge	1,295,000	—
Amortization of intangible assets	160,857	183,357

Total operating expenses	11,860,440	2,458,664

(Loss) income from operations	(9,114,473)	1,166,645

Other income (expense):
Interest income	3,349	23,570
Interest expense	(90,366)	(107,846)
Unrealized loss on interest rate swap	(112,850)	(83,973)
Miscellaneous income (expense)	2,225	(1,000)

Total other expense	(197,642)	(169,249)

(Loss) income before provision for income taxes	(9,312,115)	997,396
Provision for income taxes	72,323	441,363

Net (loss) income	$(9,384,438)	$556,033

(Loss) income per common share
Basic	$(1.96)	$0.11

Diluted	$(1.96)	$0.11

Weighted average common shares outstanding
Basic	4,788,212	4,987,525
Diluted	4,788,212	4,993,559

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirty-Nine Weeks Ended
	December 27, 2008	December 31, 2007
Net sales	$22,029,860	$24,901,931
Cost of sales	14,236,261	15,231,272

Gross profit	7,793,599	9,670,659

Operating expenses:
Research and development	1,214,248	601,344
Selling, general and administrative	5,862,572	5,616,755
Gain on sale of property and equipment	—	(44,364)
Goodwill impairment charge	7,964,916	—
Intangible asset impairment charge	1,295,000	—
Amortization of intangible assets	498,820	549,807

Total operating expenses	16,835,556	6,723,542

(Loss) income from operations	(9,041,957)	2,947,117

Other income (expense):
Interest income	32,010	83,344
Interest expense	(281,023)	(384,692)
Unrealized gain (loss) on interest rate swap	1,018	(154,041)
Miscellaneous income	13,611	1,788

Total other expense	(234,384)	(453,601)

(Loss) income before provision for income taxes	(9,276,341)	2,493,516
Provision for income taxes	17,091	1,134,230

Net (loss) income	$(9,293,432)	$1,359,286

(Loss) income per common share
Basic	$(1.88)	$0.28

Diluted	$(1.88)	$0.28

Weighted average common shares outstanding
Basic	4,934,012	4,911,995
Diluted	4,934,012	4,936,774

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2008	5,007,742	$53,912	$11,608,536	$12,478,398	$(1,732,199)	$22,408,647
Stock based compensation	—	—	514,196	—	—	514,196
Purchase of treasury shares	(454,107)	—	—	—	(1,248,314)	(1,248,314)
Net loss	—	—	—	(9,293,432)	—	(9,293,432)

Balance at December 27, 2008	4,553,635	$53,912	$12,122,732	$3,184,966	$(2,980,513)	$12,381,097

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended,
	December 27, 2008	December 31, 2007
Cash flow from operating activities:
Net (loss) income	$(9,293,432)	$1,359,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,312,539	1,286,641
Goodwill impairment charge	7,964,916	—
Intangible asset impairment charge	1,295,000	—
Stock-based compensation	514,196	464,685
Deferred taxes	(384,477)	—
Gain on sale of property and equipment	—	(44,364)
Unrealized (gain) loss on interest rate swap	(1,018)	154,041
Provision for allowances on accounts receivable	43,696	117,388
Provision for inventory obsolescence and losses	386,411	401,698
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(602,117)	(401,851)
Inventories	(3,430,816)	(203,375)
Other long term assets	6,183	97,276
Prepaid income taxes	(979,461)	(23,199)
Prepaid expenses, other current assets, and other assets	(53,164)	11,923
Accounts payable	(243,709)	(410,118)
Accrued expenses	159,857	322,765
Deferred revenue	144,035	—

Net cash (used in) provided by operating activities	(3,161,361)	3,132,796

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	461,898
Proceeds from sale of investments	650,000	—
Purchase of marketable securities	—	(650,000)
Purchase of equipment	(645,835)	(789,671)
Stealth acquisition, net of cash acquired	—	(1,500,000)
MICA acquisition, net of cash acquired	20,522	(3,120,933)

Net cash provided by (used in) investing activities	24,687	(5,598,706)

Cash flows from financing activities:
Proceeds from line of credit	2,373,042	728,528
Repayments on line of credit	—	(728,528)
Repayments on mortgages and term loan	(1,080,112)	(1,059,736)
Repayments of MICA debt	—	(646,820)
Repayments of capital leases	(21,736)	(2,643)
Purchase of treasury shares	(1,248,314)	—
Proceeds from the issuance of common stock	—	125,044

Net cash provided by (used in) financing activities	22,880	(1,584,155)

Net change in cash	(3,113,794)	(4,050,065)
Cash at beginning of period	3,163,415	7,058,524

Cash at end of period	$49,621	$3,008,459

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$288,792	$247,656

Income taxes	$1,402,000	$1,134,000

Supplemental disclosure of non-cash financing activities:
Property and equipment acquired under capital leases	$58,241	$—
Treasury stock purchase from stock option exercise	$—	$205,185
Shares issued to MICA stockholders	$—	$1,999,968
Recognition of uncertain tax positions	$—	$96,443

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2008. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of December 27, 2008, the results of operations for the thirteen and thirty-nine weeks ended December 27, 2008 and December 31, 2007, and the cash flows for the thirty-nine weeks ended December 27, 2008 and December 31, 2007.

As of April 1, 2008 the Company changed its fiscal quarters to the 13-week period ending on the Saturday nearest June 30, September 30 and December 31. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The third quarter of Fiscal 2009 has 91 days versus 92 in the third quarter of Fiscal 2008. The Company’s fiscal year end is still March 31, 2009.

The results of operations for the thirteen and thirty-nine weeks ended December 27, 2008 are not necessarily indicative of the results to be expected for the full year ended March 31, 2009. The Company has reclassified certain prior period amounts to conform with the current period presentation.

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

The consolidated financial statements include the accounts of Micronetics, Inc. (“Micronetics”) and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Enon Microwave, Inc. (“Enon”), Microwave Concepts, Inc. (“MicroCon”) Stealth Microwave, Inc. (“Stealth”) and MICA Microwave Corporation (“MICA”). The operating results of MICA have been included in the Company’s consolidated financial statements since June 5, 2007, the date of acquisition (See Note 3). In December 2007, the Enon subsidiary was dissolved and its operations were merged with and into the Micronetics’ operations. All material intercompany balances and transactions have been eliminated in consolidation.

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

Investments—The Company’s investments at March 31, 2008 consisted of auction rate securities (“ARS”) with varying maturities. These ARS were redeemed in full at cost during Fiscal 2009.

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

Recent accounting pronouncements—In December 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 clarifies the principle that fair value should be used on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157“, (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. In addition, in October 2008 the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s partial adoption of SFAS No. 157 on April 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company’s consolidated financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned April 1, 2009 adoption of the remainder of the standard.

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities“ (“EITF 07-03”). EITF 07-03 requires companies to defer and capitalize prepaid nonrefundable advance payments for goods or services that will be used for future research and development activities over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The provisions of EITF 07-3 were effective beginning April 1, 2008. The adoption of EITF 07-03 did not have any effect on the Company’s financial statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised), “Business Combinations” (“SFAS 141(Revised)”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(Revised) requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. SFAS 141(Revised) also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. SFAS 141(Revised) is effective for any of the Company’s business combinations on or after April 1, 2009. SFAS 141 (Revised) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of Statement No. 133“ (“SFAS 161”). SFAS 161 expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets“ (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(Revised) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of FSP FAS 142-3 will have on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not currently have any investments that are accounted for under the equity method. The pending adoption of EITF 08-6 is not expected to have an impact on its consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP, which amend SFAS No. 133 and FIN No. 45, are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. Disclosures required by SFAS No. 161 are effective for any reporting period (annual or interim) beginning after November 15, 2008. We do not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have a material impact on our Consolidated Financial Statements.

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

The following table sets forth certain pro forma results for the thirty-nine weeks ended December 31, 2007 if the acquisition of MICA had taken place on April 1, 2007:

Thirty-Nine Weeks Ended (Unaudited)
December 31, 2007
(in thousands, except earnings per share)
Pro forma revenue	$25,697
Pro forma net income (1)	$1,404
Pro forma earnings per share:
Basic	$0.29
Diluted	$0.28

(1)	Amortization costs of approximately $161,000 related to the purchase price in 2007 were assessed to the thirty-nine weeks ended December 31, 2007 income. Management believes that including these adjustments allows investors to better compare results in the future periods.

4. INVENTORIES, NET

At December 27, 2008 and March 31, 2008, inventories consisted of the following:

	December 27, 2008	March 31, 2008
Raw materials	$6,387,318	$4,549,171
Work in process	3,814,347	2,346,513
Finished goods	1,010,485	885,650

	11,212,150	7,781,334
Less:
Allowance for obsolescence	(851,499)	(465,088)

	$10,360,651	$7,316,246

5. PROPERTY, PLANT AND EQUIPMENT, NET

At December 27, 2008 and March 31, 2008, property, plant and equipment, net consisted of the following:

	December 27, 2008	March 31, 2008
Land	$162,000	$162,000
Buildings and leasehold improvements	1,136,162	1,105,745
Machinery and equipment	9,646,794	8,979,161
Furniture, fixtures and other	242,563	242,563

	11,187,519	10,489,469
Less accumulated depreciation	(7,143,223)	(6,329,506)

	$4,044,296	$4,159,963

In May 2007, the Company sold commercial condominium housing Micronetics’ Enon division. The proceeds from the sale were $461,898. The Company recorded a gain on the sale of the building of $69,609.

6. INTANGIBLE ASSETS AND GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) the Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process. The first step is to determine if there is an impairment based on the estimated fair value of the reporting units compared to the carrying value and the second step is to determine the amount of the impairment.

During the thirteen weeks ended December 27, 2008, based on a combination of factors, including the current economic environment, the operating results of the Company’s commercial high performance amplifier business, and a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require the Company to perform an interim goodwill impairment analysis as of December 27, 2008. Accordingly, in the thirteen weeks ended December 27, 2008, the Company performed a step 1 assessment of its goodwill by reporting unit and determined that the estimated fair value of two of our reporting units fell below the carrying value of those respective reporting units, with the other reporting unit exceeding and passing step 1. SFAS No. 142 provides that if there is not sufficient time to complete the step 2 analysis prior to a filing date, the Company should book an estimate and adjust the estimate in the next filing period once the step 2 analysis has been completed. Therefore, the Company has recorded, on a preliminary basis, an estimated goodwill impairment charge of approximately $4.9 million and $3.1 million for the thirteen weeks ended December 27, 2008 related to the Company’s high performance amplifier and mixer/ferrite reporting units, respectively. The estimated fair values of the reporting units were determined using a combination of discounted cash flows, sales and EBITDA multiples as the best evidence of fair value. The step 2 analysis for these two reporting units is expected be completed in the fourth quarter of fiscal 2009. Once completed, there may be an adjustment to the goodwill impairment charged recorded.

In connection with completing our goodwill impairment analysis, the Company reviewed the Company’s customer relationship intangible assets associated with the impaired reporting units and determined that triggering events had occurred related to this intangible asset under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company determined that the forecasted undiscounted cash flows related to the customer relationship intangible assets with the Company’s high performance amplifier business was less than its carrying value. As a result, the Company recorded an impairment charge of approximately $1.3 million to reduce the carrying value of the customer relationship to its estimated fair value, which is based on a discounted cash flow analysis. The forecasted undiscounted cash flows related to the customer relationship intangible assets with our mixer/ferrite business exceeded its carrying value and therefore this asset was not impaired. No assurance can be given that the underlying estimates and assumptions utilized in our determination of an asset’s undiscounted future cash flows will materialize as anticipated.

The following table presents details of the Company’s finite-lived intangible assets as of December 27, 2008 and March 31, 2008 (in thousands):

Intangible Assets	Useful Life (years)	December 27, 2008				March 31, 2008
		Gross Value	Accumulated Amortization	Impairment Charge	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	7-10	$4,130	$1,687	$1,295	$1,148	$4,130	$1,282	$2,848
Covenants not to compete	2	480	480		—	480	480	—
Order backlog	1	380	380		—	380	364	16
Trade Name	10	260	41		219	260	21	239
Developed technology- drawings	5	390	190		200	390	132	258

Total intangibles		$5,640	$2,778	$1,295	$1,567	$5,640	$2,279	$3,361

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2009	$67
2010	267
2011	239
2012	233
2013	162
Thereafter	599

Total	$1,567

Changes in the carrying amount of goodwill at December 27, 2008 and March 31, 2008 are as follows:

	December 27, 2008	March 31, 2008
Balance at the beginning of the period	$8,931,944	$5,982,709
Acquisitions	—	2,949,235
Estimated impairment charges	(7,964,916)	—
Purchase accounting adjustments	150,169	—

Balance at the end of the period	$1,117,197	$8,931,944

7. ACCRUED EXPENSES

At December 27, 2008 and March 31, 2008 accrued expenses consisted of the following:

	December 27, 2008	March 31, 2008
Unbilled payables	$1,140,607	$370,541
Professional fees	—	30,000
Payroll, benefits and related taxes	926,845	1,453,369
Warranty	120,090	119,252
Unrealized loss on interest rate swap	279,847	280,865
Miscellaneous	399,219	453,742

	$2,866,608	$2,707,769

Included in accrued payroll are bonuses of $299,027 and $646,630 at December 27, 2008 and March 31, 2008.

8. LONG-TERM DEBT

At December 27, 2008 and March 31, 2008 long-term debt consisted of the following:

	December 27, 2008	March 31, 2008
Term loan	4,550,000	5,525,000
Mortgage payable, NH	25,726	130,837
Capital leases	35,178	4,698

Total	4,610,904	5,660,535
Less current portion	(1,360,904)	(1,434,193)

Long-term debt, net of current portion	$3,250,000	$4,226,342

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In the third quarter of Fiscal 2009, the revolving line of credit was extended by two years and now expires in March 2012. The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 month libor rate plus 1.8%, which at December 27, 2008 was 5.38%.

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses charged to earnings. For the thirty-nine weeks ended December 27, 2008, the Company recorded an unrealized gain of $1,018 in the statement of operations to reflect the change in estimated fair value for the interest rate swap in the consolidated statement of operations. The net unrealized loss on the interest rate swap amounted to approximately $280,000 at December 27, 2008.

The revolving line of credit bears interest at the current prime rate, which at December 27, 2008 was 3.25%. The Company had $2.6 million available under the line at December 27, 2008. Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. The Company obtained an amendment to its term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to its EBITDA covenants. At December 27, 2008, the Company was in compliance with all financial debt covenants.

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

9. STOCK OPTION PLANS AND STOCK- BASED COMPENSATION

At December 27, 2008, the Company had two stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Stock Option Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of December 27, 2008, there were 415,125 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of December 27, 2008 there were 302,000 options and 25,000 shares of restricted stock outstanding under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the thirty-nine weeks ended December 27, 2008:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life
Outstanding at March 31, 2008	755,825	$7.75
Granted	21,000	7.44
Exercised	—	—
Canceled	(59,700)	7.28

Outstanding at December 27, 2008	717,125	$7.78	4.28

Exercisable at December 27, 2008	399,125	$7.63	2.00

There was no aggregate intrinsic value for outstanding and exercisable options at December 27, 2008 based on the Company’s closing stock price of Common Stock on that date of $3.71.

The following table sets forth the status of the Company’s non-vested stock options as of December 27, 2008:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2008	433,475	$4.30
Granted	21,000	3.89
Forfeited	(3,850)	3.50
Vested	(132,625)	3.55

Non-vested as of December 27, 2008	318,000	$4.60

During the year ended March 31, 2008, the Company granted options to purchase 10,000 shares of common stock with an exercise price of $8.40 to a former employee. In the fourth quarter of Fiscal 2008, 5,000 options vested and the remaining options vested on July 31, 2008. The options have a contractual life of 10 years. The Company valued the options under SFAS 123(R) at the fair value on the date of grant using the Black-Scholes options-pricing model. The Company recorded $32,150 in compensation expense for the thirty-nine weeks ended December 27, 2008 related to the non-employee options.

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the thirteen weeks ended December 27, 2008 and December 31, 2007:

	Thirteen Weeks Ended
	December 27, 2008	December 31, 2007
Cost of sales	$14,819	$13,096
Selling, general and administrative	117,609	175,076

Stock-based compensation effect in income before taxes	$132,428	$188,172

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the thirty-nine weeks ended December 27, 2008 and December 31, 2007:

	Thirty-Nine Weeks Ended
	December 27, 2008	December 31, 2007
Cost of sales	$44,722	$46,470
Selling, general and administrative	469,475	390,995
Research and development	—	27,220

Stock-based compensation effect in income before taxes	$514,197	$464,685

Unrecognized stock-based compensation expense related to the unvested options is approximately $950,000, and will be recorded over the remaining vesting periods of 2.85 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

The Company granted 25,000 shares of restricted stock to an employee under the 2006 Equity Incentive Plan on November 14, 2007. The shares were issued at a purchase price of $.01 per share. The fair value of the restricted stock was determined based on the fair value of the Company’s common stock on the grant date. Upon issuance of the restricted stock 10,000 shares vested, with the remaining 15,000 shares to vest twenty percent upon the completion of each quarterly period thereafter. The stock fully vested on August 14, 2008. As a result of the issuance of the restricted stock, the Company recognized $59,250 in compensation expense during the thirty-nine weeks ended December 27, 2008.

There were 3,000 options granted during the thirteen weeks ended December 27, 2008 and 55,000 options granted during the thirteen weeks ended December 31, 2007. The fair value of options issued were estimated at the date of grant with the following weighted-average assumptions for the thirteen weeks ended December 27, 2008 and December 31, 2007.

	December 27, 2008	December 31, 2007
Risk free interest rate	2.93%	3.89%
Expected life	6.13 years	7.57 years
Expected volatility	57.63%	55%
Forfeiture rate	2.92%	2.92%
Expected dividend yield	0%	0%

The per share weighted average fair value of stock options granted for the thirteen weeks ended December 27, 2008 and December 31, 2007 was $2.50 and $4.19, respectively.

10. INCOME TAXES

Before discrete items the Company’s effective tax rate was 33% and 44% for the thirteen weeks ended December 27, 2008 and December 31, 2007 as compared to 33% and 45% for the thirty-nine weeks ended December 27, 2008 and December 31, 2007. In the thirteen weeks ended December 27, 2008, the Company recorded a discrete item of $3.1 million related to a goodwill impairment charge that is non-tax deductible. In addition, there were true-up adjustment charges of approximately $17,000 associated with the filing of our Fiscal 2008 tax return.

During the thirteen weeks ended December 27, 2008, the uncertain tax benefits were reduced from $9,000 to $6,000 due to the statute of limitations expiring on the 2005 fiscal tax year for Micronetics, Inc. and Subsidiaries. The recognition of $3,000 of uncertain tax benefit will reduce the Company’s annual effective tax rate and has been recorded as an income tax benefit for the thirteen weeks ended December 27, 2008.

11. EARNINGS PER SHARE

Basic (loss) earnings per share, or EPS, is computed based on the net loss or income for each period divided by the weighted average actual shares outstanding during the period. Diluted (loss) earnings per share is computed based on the net loss or income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended December 27, 2008 and December 31, 2007 are:

	Thirteen Weeks Ended
	December 27, 2008	December 31, 2007
Net (loss) income	$(9,384,438)	$556,033
Weighted average shares outstanding	4,788,212	4,987,525
Basic (loss) earnings per share	$(1.96)	$0.11
Common stock equivalents	—	6,034
Weighted average common and common equivalent shares outstanding	4,788,212	4,993,559
Diluted (loss) earnings per share	$(1.96)	$0.11

The computations of basic and diluted EPS for the thirty-nine weeks ended December 27, 2008 and December 31, 2007 are:

	Thirty-Nine Weeks Ended
	December 27, 2008	December 31, 2007
Net (loss) income	$(9,293,432)	$1,359,286
Weighted average shares outstanding	4,934,012	4,911,995
Basic (loss) income per share	$(1.88)	$0.28
Common stock equivalents	—	24,779
Weighted average common and common equivalent shares outstanding	4,934,012	4,936,774
Diluted (loss) income per share	$(1.88)	$0.28

For the thirteen and thirty-nine weeks ended December 27, 2008 there were no shares to be included in the computation of diluted loss per share as the market price of the Company’s stock was lower than the exercise price of all potentially dilutive shares.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, consistent with SFAS 157, include the following as of December 27, 2008.

	Fair Value Measurements at December 27, 2008 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 27, 2008
Interest rate swap	—	$280,000	—	$280,000

As of March 31, 2008, the Company’s short-term and long-terms investments consisted of $40,000 and $250,000, respectively of auction rate securities which were issued by a closed-end fund. Since March 31, 2008, the issuer of the auction rate securities redeemed 100% of the funds’ outstanding auction preferred shares that were held by the Company at cost.

13. RELATED PARTY TRANSACTION

On September 4, 2008, Micronetics, Inc. entered into a lease with SBJ Development, LLC (the “Landlord”) for a new headquarters for Stealth Microwave, Inc, its subsidiary. The property is located in the Township of Ewing, New Jersey. The lease has an initial term of five years and contains three options to extend the lease, each for a term of five years. The annual rent for the initial term of the lease is $225,600.

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

14. STOCKHOLDERS’ EQUITY

In November 2008 in accordance with a stock repurchase plan approved by our Board of Directors the Company re-purchased a total of 454,107 shares of our common stock for $1,248,314. Under the plan the Company may purchase up to 500,000 shares of the Company’s common stock.

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

During the thirty-nine weeks ended December 27, 2008, we revised our revenue recognition policy to include the percentage of completion method for certain types of contracts in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts”. For these types of contracts we typically record revenue using labor hours to measure progress toward completion of the contract as we have determined this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. There have been no other changes to our critical accounting policies from those described in our annual report on Form 10-K for the fiscal year ended March 31, 2008.

Recent Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Notes to Consolidated Financial Statements – Note 2.

Acquisition

On June 5, 2007, we acquired MICA Microwave, Inc. (“MICA”), a California corporation in a merger transaction pursuant to which MICA became a wholly-owned subsidiary of Micronetics, and the holders of MICA common stock were paid $3.0 million in cash and $2.0 million in shares of Micronetics’ common stock. A post closing adjustment of $20,522 was recorded during the thirty-nine weeks ended December 27, 2008 based upon MICA’s net worth on the closing date.

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

We sell our products primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of our customers are prime contractors for defense work or Fortune 500 companies with world-wide operations.

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

Results of Operations

Thirteen Weeks Ended December 27, 2008 compared to December 31, 2007

Net sales

Net sales for the thirteen weeks ended December 27, 2008 (“Q3 FY 09”) were $8,397,750, a decrease of $430,552, or 5% as compared to $8,828,302 for the thirteen weeks ended December 31, 2007 (“Q3 FY 08”). The decrease in sales for Q3 FY 09 is primarily attributable to a decrease in sales of high performance amplifiers for commercial WIMAX and public safety applications of approximately $2.0 million. This decrease was offset by increases in sales for defense jamming and electronic system modernization applications of approximately $0.9 million and an increase in other component sales of approximately $0.7 million. The high performance amplifier WIMAX and public safety contracts were largely completed in Q3 FY 2008. In addition we are experiencing a decline in the commercial market for high performance analog amplifiers necessary for wireless applications which is having an adverse affect on our high performance amplifier sales. We are investing in a digital product offering and shifting our customer mix as a result.

Backlog

Our backlog is approximately $24 million as of December 27, 2008 as compared to approximately $20 million as of September 27, 2008 and approximately $14 million as of March 31, 2008. The increase in our backlog is primarily a result of orders for integrated sub-assemblies.

Gross profit margin

Gross margin decreased to 33% for Q3 FY 09 from 41% for Q3 FY 08. The decrease is due primarily to lower sales of high power amplifiers without a corresponding decrease in fixed costs of approximately 2% as well as a change in the mix of products sold to more products with higher average costs of approximately 4%. In addition we took a charge of approximately $185,000 for inventory obsolescence related to the decline in our high performance amplifier business which adversely affected our gross margin percent of sales by approximately 2%.

Research and development

Research and development (“R&D”) expense was $483,682 or an increase of $194,802 for Q3 FY 09 as compared to $288,880 for Q3 FY 08. The increase was primarily due to development work for an in-flight high-speed transceiver product, high power products for defense applications and a new product line for commercial telecom applications. We plan to continue to invest in these product areas over the remainder of the year

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense was $1,955,985 for Q3 FY 09 or a decrease of $30,442 as compared to $1,986,427 for Q3 FY 08.

Amortization of intangible assets

Amortization expense attributable to the intangible assets related to the acquisition of Stealth and MICA was $160,857 for Q3 FY 09 as compared to $183,357 for Q3 FY 08.

Impairment of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) we test goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process. The first step is to determine if there is an impairment and the second step is to determine the amount of the impairment.

During the thirteen weeks ended December 27, 2008, we experienced a significant decline in our stock price. As a result of this decline in stock price the Company’s market capitalization fell significantly below and continues to remain significantly below the recorded value of its consolidated net assets. We experienced a decline in the commercial market for high performance analog amplifiers necessary for wireless applications, which is having an adverse affect on our high performance amplifier sales. Lastly, the recent dramatic downturn in the liquidity and economic outlook has caused us to re-evaluate our business outlook. We now believe we are in a one to two year period of slow growth which is driven by the global liquidity crisis and resultant economic decline. Prior to this time and at our March 31, 2008 goodwill assessment date we assumed an environment of good liquidity availability and healthy, sustained economic growth. Accordingly, in the thirteen weeks ended December 27, 2008, we performed a step 1 assessment of goodwill for impairment. The results of our step 1 assessment indicate that we have a goodwill impairment. SFAS No. 142 provides that if there is not enough time to complete the step 2 analysis prior to a filing date, we should book an estimate and adjust the estimate in the next filing period once the step 2 analysis has been completed. The Company has recorded an estimated goodwill impairment charge based upon the step 1 assessment of approximately $4.9 million and $3.1 million for the high performance amplifier and mixer/ferrite reporting units, respectively. The impairment charge is the result of the assumptions described above and are sensitive to an assumption of strong, sustained growth coupled with a rebound in the commercial, high performance amplifier business and customer base. There remains approximately $1.1 million of goodwill associated with our power amplifier, noise module, phase shifter, switches and attenuator product group for which the estimated fair value exceeded its carrying value at December 27, 2008. In preparing the goodwill impairment test for this reporting unit we assumed operating margin performance consistent with historical performance and revenue growth of approximately 3%. If actual results are significantly different than these assumptions, the associated goodwill may be subject to an impairment charge. We expect to complete the step 2 analysis in the fourth quarter of fiscal 2009.

In performing the step 1 goodwill assessment, we used, discounted cash flows, sales and EBITDA multiples as the best evidence of fair value. For purposes of testing impairment under SFAS No. 142, we have three separate reporting units with goodwill. Testing was performed separately for each of the three goodwill reporting units and an impairment charge was recorded at two of the goodwill reporting units (high power amplifier and mixer/ferrite product groups). Please see Footnote 6. Intangible Assets and Goodwill for further explanation.

Impairment of Long Lived Assets

In addition, in accordance with SFAS No, 144, Accounting for Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144), in the third quarter of fiscal 2009 we determined that the customer list intangible asset related to the high performance amplifier business was impaired and we recorded a charge of approximately $1.3 million. Please see Footnote 6. Intangible Assets and Goodwill for further explanation.

Interest expense

Interest expense decreased $17,480 or 16% to $90,366 for Q3 FY 09 as compared to $107,846 for Q3 FY 08 primarily due to lower borrowings during Q3 FY 09. Average term debt decreased and was offset in part by an increase in average debt for our revolving line of credit during the third quarter.

Unrealized gain on interest rate swap

An unrealized loss of $112,850 was recorded for Q3 FY 09 as compared to an unrealized loss of $83,973 in Q3 FY 08 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 33% for Q3 FY 09 as compared to 44% for Q3 FY 08. In the thirteen weeks ended December 27, 2008, we recorded a discrete item of $3.1 million related to a goodwill impairment charge that is non-tax deductible. In addition, there were true-up adjustment charges of approximately $17,000 associated with the filing of our Fiscal 2008 tax return and $3,000 of uncertain tax benefits recognized due to the statute of limitations expiring on the 2005 fiscal tax year for Micronetics, Inc. and Subsidiaries.

Thirty-nine Weeks Ended December 27, 2008 compared to December 31, 2007

The Consolidated Statements of Income for the thirty-nine weeks ended December 31, 2007 include the operations of MICA from the acquisition date of June 5, 2007.

Net sales

Net sales for the thirty-nine weeks ended December 27, 2008 were $22,029,860, a decrease of $2,872,071, or 12% as compared to $24,901,931 for the thirty-nine weeks ended December 31, 2007. The decrease in net sales is primarily attributable to a decrease in net sales of high performance amplifiers for commercial WIMAX and public safety applications of approximately $6.3 million partially offset in part by an increase of $1.8 million in sales of integrated component sub-systems for jamming and electronic modernization. Component sales increased by approximately $1.6 million of which approximately $0.8 million was the result of the MICA Microwave sales being included for the full period in fiscal year 2009 and a partial period in fiscal year 2008. We are experiencing a decline in the commercial market for high performance amplifiers necessary for wireless applications, which is having an adverse affect on our high performance amplifier sales. We are investing in a digital product offering and shifting our customer mix as well.

Backlog

Our backlog has grown to approximately $24 million as of December 27, 2008 as compared to approximately $20 million as of September 27, 2008 and approximately $14 million as of March 31, 2008. The increase in our backlog is primarily a result of orders for integrated sub-assemblies.

Gross profit margin

Gross margin decreased slightly to 35% for the thirty-nine weeks ended December 27, 2008 as compared to 39% for the thirty-nine weeks ended December 31, 2007. The decrease is due primarily to lower sales of high power amplifiers without a corresponding decrease in fixed costs of approximately 2% and to a lesser degree product mix. In addition, we took a charge of approximately $185,000 for inventory obsolescence in our high performance amplifier business, which adversely affected our gross margin percent of sales by approximately 1%.

Research and development

Research and development (“R&D”) expense was $1,214,248 or an increase of $612,904 for the thirty-nine weeks ended December 27, 2008 as compared to $601,344 for the thirty-nine weeks ended December 31, 2007. The increase was primarily due to development work on an in-flight high-speed internet transceiver product, high power products for defense applications and a new product line for commercial telecom applications. We plan to continue to invest in these product areas over the remainder of the year.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense was $5,862,572 or an increase of $245,817 for the thirty-nine weeks ended December 27, 2008 as compared to $5,616,755 for the thirty-nine weeks ended December 31, 2007. The increase was primarily attributable to the inclusion of MICA’s SG&A expenses for the full thirty-nine weeks ended December 27, 2008 as compared to twenty-eight weeks for the period ended December 31, 2007.

Amortization of intangible assets

Amortization expense attributable to the intangible assets related to the acquisition of Stealth and MICA was $498,820 for the thirty-nine weeks ended December 27, 2008 as compared to $549,807 for the thirty-nine weeks ended December 31, 2007.

Interest expense

Interest expense decreased $103,669 or 27% to $281,023 for the thirty-nine weeks ending December 27, 2008 as compared to $384,692 for the thirty-nine weeks ending December 31, 2007 primarily due to lower borrowings.

Unrealized gain on interest rate swap

An unrealized gain of $1,018 was recorded for the thirty-nine weeks ended December 27, 2008 as compared to an unrealized loss of $154,041 for the thirty-nine weeks ended December 31, 2007 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 32% for the thirty-nine weeks ended December 27, 2008 as compared to 45% for the thirty-nine weeks ended December 31, 2007. In the thirty-nine weeks December 27, 2008, we recorded a discrete item of $3.1 million related to a goodwill impairment charge that is non-tax deductible. In addition, approximately $56,000 of uncertain tax benefits were recognized due to statute of limitations expiring for previously filed tax returns.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. We had cash of $49,621 and $3,163,415 at December 27, 2008 and March 31, 2008, respectively. Working capital, defined as accounts receivable, inventory, prepaid expenses net of accounts payable and accrued expenses was $13,518,839 and $8,491,849 at December 27, 2008 and March 31, 2008, respectively. Borrowings under our revolving line of credit were $2,373,042 and zero at December 27, 2008 and March 31, 2008, respectively.

Net cash used in operating activities was $3,161,361 during the thirty-nine weeks ended December 27, 2008 as compared to net cash provided by operating activities of $3,132,796 during the thirty-nine weeks ended December 31, 2007.

In the thirty-nine weeks ended December 27, 2008 cash provided by net loss after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and goodwill and intangible asset impairment charges was approximately $2.2 million. Approximately $3.4 million was used for inventory related largely to contracts in anticipation of future sales. Approximately $1.4 million was used for prepaid expenses, principally prepaid income taxes. Approximately $.6 million was used for receivables resulting from increased sales.

In the thirty-nine weeks ended December 31, 2007 cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and goodwill and intangible asset impairment charges was approximately $3.7 million. Approximately $.4 million was used to fund receivables resulting from increased sales. Approximately $.1 million was used to fund increases in inventory and approximately $0.1 million was used to fund accounts payable and accrued expenses.

Net cash provided by investing activities was $24,687 during the thirty-nine weeks ended December 27, 2008 as compared to net cash used in investing activities of $5,598,706 during the thirty-nine weeks ended December 31, 2007. During the thirty-nine weeks ended December 27, 2008 we purchased equipment of $645,835 and sold investments of $650,000.

During the thirty-nine weeks ended December 30, 2007, we acquired MICA for $3,120,933 and the final earnout payment of $1.5 million was made to the former stockholders of Stealth. Additionally, we purchased equipment of $789,671 and received proceeds of $461,898 related to the sale of the Enon condominium.

Net cash provided by financing activities was $22,880 during the thirty-nine weeks ended December 27, 2008 as compared to cash used in financing activities of $1,584,155 during the thirty-nine weeks ended December 31, 2007.

In the thirty-nine weeks ended December 27, 2008 we borrowed approximately $2.4 million from our line of credit, repaid mortgage obligations of approximately $1.1 million and re-purchased shares of our common stock for approximately $1.2 million.

In the thirty-nine weeks ended December 31, 2007, we re-paid mortgage obligations of approximately $1.7 million and received proceeds from the issuance of common stock of approximately $0.1 million.

In summary, during the thirty-nine weeks ended December 27, 2008 we used cash of approximately $3.1 million and drew on our revolving line of credit for an additional approximately $2.4 million for a total use of approximately $5.5 million. We generated cash of approximately $2.2 million from net income after adjusting for non-cash items and approximately $0.7 million from the sale of investments. We used approximately $3.4 million to fund inventory largely for contracts, approximately $2.0 million for receivables and prepaid taxes, approximately $1.3 million to re-purchase shares of our common stock, approximately $1.1 million to re-pay term debt and approximately $0.6 million for capital expenditures.

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

The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the 3 month LIBOR rate plus 1.8%, which at December 27, 2008 was 5.38%. The term loan expires in June 2012.

The revolving line of credit bears interest at the current prime rate, which at December 27, 2008 was 3.25%. We had $2.6 million available under the line at December 27, 2008. In December 2008 we extended our revolving line of credit by two years. The revolving line of credit now expires in March 2012.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. The Company obtained an amendment to its term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to its EBITDA covenants. At December 27, 2008, we were in compliance with all financial debt covenants.

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

Stock Repurchase Plan

In November 2008 our Board of Directors approved a stock repurchase plan. Pursuant to such plan, in November 2008 we re-purchased 454,107 shares of our common stock for $1,248,314. Under the terms of the stock repurchase plan we may purchase up to a total of 500,000 shares of our common stock.

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

Evaluation of disclosure controls and procedures – As of December 27, 2008, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2008 to provide reasonable assurance that material information relating to the Company was made known to them by others within the Company and to enable the Company to record, process, summarize and report information required to be included in its periodic filings with the Securities and Exchange Commission within the required time period.

Changes in internal control – There were no significant changes in the Company’s internal controls over financial reporting that occurred during the thirteen weeks ended December 27, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by Issuer

The following table reflects purchases made by the Company of its common stock during the thirteen weeks ended December 27, 2008:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2008 – October 25, 2008	—	—	—	500,000
October 26, 2008 – November 22, 2008	454,107	$2.75	454,107	45,893
November 23, 2008 – December 27, 2008	—	—	—	45,893
Total	454,107		454,107	45,893

(1)	On November 6, 2008, the Company publicly announced that its Board of Directors had approved a plan providing for the repurchase of up to 500,000 shares of the Company’s common stock.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) On October 16, 2008, the Company held its Annual Meeting of Shareholders.

(b) Not Applicable

(c) At such meeting, the shareholders of the Company voted to elect five (5) Directors to serve for the ensuing year. The votes cast were as follows:

Nominees	Votes For	Votes Withheld
David Siegel	3,736,561	195,289
David Robbins	3,735,771	196,079
Gerald Hattori	3,684,453	247,397
Stephen Barthelmes, Jr.	3,687,498	244,352
D’Anne Hurd	3,732,501	199,349

(d) Not Applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Lease, dated October 31, 2008, by and between Microwave Concepts, Inc. and SAI Property Management, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 5, 2008).

10.2	Guaranty by Micronetics, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 5, 2008).

10.3	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 15, 2008).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: February 10, 2009	By:	/S/ DAVID ROBBINS
David Robbins,
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: February 10, 2009	By:	/S/ CARL LUEDERS
Carl Lueders,
Acting Chief Financial Officer (Principal Financial and Accounting Officer)