Form 10-K
period 2009-03-31
MICRONETICS  INC
filed 2009-06-29
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $24,506,830 based on the closing price of $5.94 of the issuer’s common stock, par value $.01 per share, as reported by NASDAQ on September 27, 2008.

On June 19, 2009, there were 4,553,635 shares of the issuer’s common stock outstanding.

The Proxy Statement of the registrant to be filed on or before July 29, 2009 is incorporated by reference to Part III herein.

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

In March 2009, we acquired certain assets of M/A-COM RFID Inc. The acquisition of the radio frequency identification system product line (“RFID”) was accounted for as a purchase, and the operating results are included in the consolidated financial statements since the March 18, 2009 acquisition date. The purchase price has been allocated to the relative fair value of assets acquired and liabilities assumed based on their fair value at the date of acquisition.

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

Micronetics designs and manufactures a broad selection of linearized and non linearized power amplifiers including analog and digital pre-distortion products. Our specialized amplifiers are designed with a proprietary linearization capability that allows for smaller size amplifier solutions with a fraction of the power consumption. Our amplifier products are used in various commercial and military applications, and are currently in operation in applications such as base stations for commercial telecommunications standards to 3G and 4G standards, portable mobile video transmitters, MMDS transmitters, digital electronic news gathering equipment, RF test and measurement, multi-band military radio systems for man-pack, vehicular, and flight applications military countermeasures, jamming systems, and RF medical devices.

Micronetics designs and manufactures broadband mixers and ferrites. Its products offer exceptional performance for systems where spectral purity is important, including IED Jamming, TD-CDMA, WiMAX, COFDM, Radar, Electronic Warfare and Space applications.

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

The current business, political and global security environments continue to provide opportunities for mid-tier defense/aerospace manufacturers to develop strategic relationships with prime contractors. Retro-fits and upgrades of existing platforms continue to be funded even as major new programs are being deferred.

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

A key driver of demand for Micronetics’ products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, testing is critical for the rapid commercialization of reliable products necessitated by broadband and wireless communication technologies. As the speed to market challenges increase, larger companies are relying increasingly on other companies to manufacture a module or an integrated subassembly to perform such testing. This module or subassembly is then assembled by the larger company into an integrated piece of equipment and sold to a customer. Micronetics has been seeking to capitalize on this trend by increasing its capability for manufacturing integrated subassemblies. Our goal is to leverage our high power and noise technology to continue to be the most reliable microwave subsystem supplier in the marketplace.

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

•

REMAIN A LEADING SUPPLIER OF KEY TECHNOLOGIES. We are a leading supplier of certain key technologies in all our business segments. Our core competencies are our broadband noise sources, low noise amplifiers, low IMD switches and mixers, high power components and linearized power amplifiers. These areas provide a real lead into many microwave system applications.

•

STRENGTHEN OUR EXISTING RELATIONSHIPS WITH PRIME CONTRACTORS. Our history as a supplier of quality high reliability microwave components for airborne platforms has established us as a key supplier to many prime contractors. We continue to leverage off that legacy to support higher integration subsystems with those prime contractors.

•

CAPITALIZE ON OUTSOURCING DYNAMICS IN THE AEROSPACE AND DEFENSE INDUSTRY. As new platforms are becoming increasingly expensive and world threats are becoming less defined, key industries are facing an urgent need to upgrade existing platforms with new electronics. Government agencies are working with smaller companies as opposed to the large OEMs for these upgrades. Our ability to provide a timely, cost effective, and reliable design upgrade allows us to become a key provider in this area.

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

•

MAINTAIN DIVERSITY IN THE DEFENSE AND COMMERCIAL MARKETPLACE. We balance business in defense with commercial marketplaces in order to diversify our customers. The defense marketplace provides stable growth opportunities with long-range visibility, while the commercial marketplace offers more aggressive growth opportunities and is more variable. We believe this dual focus maximizes our growth potential.

Manufacturing

Our components that require automated assembly equipment are generally manufactured by third parties and tested by Micronetics for quality assurance. The production process for these products is usually completed within two to three weeks. Manufacturing of our other products, which involve less automated assembly equipment, takes place at our Hudson, NH, Monroe, CT, Fairfield, NJ, Trenton, NJ, or Manteca, CA facilities. The production process for these products ranges from one to twenty-four weeks.

Micronetics’ Hudson, NH facility, Micro-Con, Stealth and MICA are ISO 9001: 2000 certified facilities. Independent ISO 9001 quality system registrars certified these facilities as compliant, following rigorous audits to assess our quality assurance systems against ISO certification requirements. To be in compliance with ISO standards, we had to demonstrate our use of well-documented and highly disciplined controls and processes to ensure consistency and reliability of product quality, interaction with our customers and a continuous effort to improve.

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

We also promote our products through field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website.

During Fiscal 2009 and Fiscal 2008, the approximate mix of sales was 31% and 69% respectively, for commercial applications and 69% and 31% respectively, for defense applications. During Fiscal 2009, we saw a significant shift to our sales mix with erosion in the commercial marketplace for high powered amplifiers offset by an increase in defense related components and integrated subassemblies.

Customers

We sell primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or larger Fortune 500 companies with world-wide operations. Our three largest customers, ITT Electronic Warfare Systems, BAE Systems and Raytheon accounted for 22%, 5% and 5% of the consolidated sales in Fiscal 2009, respectively. We believe that replacing any of these customers could be difficult.

Other customers of Micronetics include Northrop Grumman Corporation, Aerosat Avionics LLC, L3 Communications Corporation, Thales, Boeing Company and Anritsu. In addition, direct government customers include DFAS, Hill AFB, Augusta Aerospace and NAVICP. Our customers generally purchase our products on the basis of purchase orders, rather than long-term supply contracts.

Competition

We are subject to active competition in the sale of virtually all of our products. Many of our competitors, including divisions of major corporations, have significantly greater resources than those currently available to us. Additionally, some of our customers compete directly by manufacturing certain components themselves, rather than purchasing them from Micronetics.

Our primary competitors are Aeroflex, Inc., Aethercomm, Anaren Inc., Cobham, PLC, ComTech Telecommunications Corporation, Herley Industries, Inc., Spectrum Control, Inc., and Teledyne Technologies, Inc.

Micronetics’ competitive position is supported by:

•

A HISTORY OF RELIABILITY ON AIRBORNE PROGRAMS. We have an excellent performance track record in airborne programs. Our experience has allowed us to deliver complex integrated subsystems to meet the exacting requirements of airborne in-flight satellite broadcasting.

•

DIVERSE PRODUCTS AND MARKET BASE. With a balanced combination of defense and commercial markets, we are able to leverage technology development for defense programs to commercial products and the volume on commercial applications reduces manufacturing cost for our defense products.

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

Research and Development

Micronetics maintained an engineering staff of 29 individuals as of March 31, 2009, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel. These expenses were $1,869,142 and $1,018,010 for Fiscal 2009 and Fiscal 2008, respectively. The increase was primarily due to development work for an in-flight high-speed transceiver product, high power products for defense applications and a new high power amplifier line for commercial telecom applications.

Micronetics intends to continue its research and development activities and considers these efforts to be vital to its future growth and success.

Backlog

Micronetics’ backlog of firm orders was approximately $26 million and $14 million on March 31, 2009 and 2008, respectively.

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

Employees

As of March 31, 2009, we had 202 full-time employees including 39 engaged in management and administration, 29 in engineering, 129 in production and testing and 5 in sales. Management believes that relations with our employees are good.

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

Our reliance on a limited number of customers for a large portion of our revenues could materially and adversely affect our results of operations and financial condition.

Relatively few customers have accounted for a substantial portion of our net sales. During Fiscal 2009 our top three customers collectively accounted for 32% of our total net sales. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our results of operation and liquidity.

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

We obtain many key components for our products from third-party suppliers, and in some cases we obtain raw materials from a single or a limited number of suppliers. Interruptions in supply of components or other products from third-party suppliers could impair our ability to deliver our products until we identify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability.

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

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms and supplier terms and conditions. We believe our cash on hand and availability under our line of credit will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, a greater than expected slow down in capital spending by our customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

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

Our stock price has historically been volatile. From April 1, 2007 to March 31, 2009, the trading price of our common stock ranged from $10.43 to $1.57. Many factors may cause the market price of our common stock to fluctuate, including:

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

Our independent registered public accounting firm must audit and report on our internal controls over financial reporting as of March 31, 2010 and subsequent fiscal year end dates to be included in our Annual Report on Form 10-K. We cannot assure you that we or our independent registered public accounting firm will be able to report that our internal controls over financial reporting are effective as of March 31, 2010 and subsequent fiscal year end dates. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Common Stock.

Our Financing Requirements May Increase and We Could Have Limited Access to Capital Markets.

The United States and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. In addition, declining capital ratios of many lending institutions and the very weak commercial paper market have adversely impacted various lending institutions, which may adversely impact our ability to borrow under our existing lines of credit. While we believe that our current resources and access to capital markets are adequate to support operations over the near term and foreseeable future, we cannot assure you that these circumstances will remain unchanged. Our need for capital is dependent on operating results and may be greater than expected. Our ability to maintain our current sources of debt financing depends on our ability to remain in compliance with covenants contained in our financing agreements, including, among other requirements, maintaining minimum tangible net assets, a minimum current ratio, a minimum quarterly EBITDA and a minimum quarterly debt service ratio. If changes in capital markets restrict the availability of funds or increase the cost of funds, we may be required to modify, delay or abandon some of our planned expenditures, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our principal manufacturing facility and corporate office is located in a 32,000 square foot building in Hudson, NH which we own. Until May 31, 2007 we leased the remaining 7,000 square feet of this facility to an unaffiliated entity. In February 2004, we refinanced our mortgage on this facility, entering into a new five year mortgage payable for $630,000 with interest at 5.75%, payable in monthly installments of $12,107. This loan was paid in full in February 2009.

MVS operates out of a 3,700 square foot facility located in Monroe, CT, which is leased from an unaffiliated entity.

Micro-Con operates out of a 9,600 square foot facility located in Fairfield, NJ, which is leased from an unaffiliated entity. In the second quarter of Fiscal 2010 we plan to move into a 23,000 square foot leased facility in West Caldwell, NJ replacing the current 9,600 square foot facility.

Stealth operates out of a 21,000 square foot facility located in Trenton, NJ, which is leased from an entity whose owners include two executives of Micronetics.

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

The closing high and low sale prices for the Common Stock for each fiscal quarter from April 1, 2007 until March 31, 2009 as reported by NASDAQ, were as follows:

Bid Prices

Quarter Ended	High	Low
Fiscal 2008
First Quarter	9.18	7.53
Second Quarter	10.43	8.04
Third Quarter	9.66	7.01
Fourth Quarter	8.94	6.54

Fiscal 2009
First Quarter	8.57	6.41
Second Quarter	8.49	5.54
Third Quarter	7.52	1.57
Fourth Quarter	3.65	1.88

The number of holders of record of the common stock as of June 19, 2009 was 218. Micronetics believes that there are a substantially greater number of beneficial owners of shares of its common stock who maintain their shares in “street” name. On June 19, 2009, the last sale price of the common stock as reported by NASDAQ was $3.58 per share.

Micronetics has not paid any cash dividends during its two most recent fiscal years, nor during any subsequent interim period. Under its loan agreements, it is restricted from paying dividends without the consent of its bank.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	699,125	$7.78	698,000
Equity compensation plans not approved by security holders	—	—	—

Total	699,125	$7.78	698,000

ITEM 6. Selected Financial Data (unaudited)

	Years ended March 31, (in thousands, except earnings per share)
	2009	2008	2007	2006	2005
Net sales	$30,347	$32,625	$23,690	$26,909	$14,059
Gross profit	$9,184	$12,919	$9,377	$11,695	$6,421
Gross profit	30%	40%	40%	43%	46%
Net (loss) income	$(9,564)	$1,662	$1,041	$2,540	$1,275
(Loss) earnings per common share
—basic	$(1.98)	$0.34	$0.22	$0.57	$0.29
Basic weighted average shares	4,836	4,932	4,637	4,465	4,375
(Loss) earnings per common share
—diluted	$(1.98)	$0.34	$0.22	$0.54	$0.29
Diluted weighted average shares	4,836	4,951	4,789	4,697	4,452
Total assets	$25,526	$33,386	$29,819	$27,748	$14,636
Total current liabilities	$9,303	$5,426	$5,487	$5,598	$1,918
Long-term debt, net of current portion	$3,085	$4,226	$5,633	$5,328	$734
Other long-term liabilities	$908	$1,325	$722	$963	$170

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires companies to defer and capitalize prepaid nonrefundable advance payments for goods or services that will be used for future research and development activities over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The provisions of EITF 07-3 were effective beginning April 1, 2008. The adoption of EITF 07-03 did not have any effect on the Company’s financial statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised), “Business Combinations” (“SFAS 141R”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. SFAS 141R also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. SFAS 141R is effective for any of the Company’s business combinations on or after April 1, 2009. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America (“US GAAP”). On an on-going basis, we evaluate our judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates and judgments include revenue recognition, assumptions used in stock option and goodwill valuations, reserves for accounts receivable and inventories, useful lives of property, plant and equipment, purchase price allocation, valuation of investments, intangibles, accrued liabilities, and deferred income taxes and various other assumptions that we believe are reasonable under the circumstances. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition And Product Warranties

We generate revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. Our products are primarily hardware components, and to a lesser extent integrated assembly which includes microwave hardware and embedded software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users. During the year ended March 31, 2009, we entered into a contract for production of highly customized microwave and radio frequency components and integrated sub-assemblies. We record revenue for these types of contracts based upon the percentage of completion method in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.” For these types of contracts (assuming all other requirements for revenue recognition have been satisfied) we typically use labor hours to measure progress toward completion of the contract as this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. Deferred revenue represents billings in excess of revenue recognized.

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

Inventories

Inventories are valued at the lower of cost or market, based on the first in, first out method. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Inventories that are in excess of future requirements are written down to their estimated value based upon projected demand. Demand for our products can be forecasted based on current backlog, customer options to reorder under existing contracts, and the need to retrofit older units and parts needed for general repairs. Although management makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in our inventories and operating results could be affected accordingly.

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

We assess goodwill, by reporting unit, for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill would occur in that period. SFAS 142 requires a two-step impairment testing approach. We must first determine whether goodwill is impaired and if so, we must value that impairment based on the amount by which the book value exceeds the estimated fair value. We used discounted cash flows, sales and EBITDA multiples as the best evidence of fair value. In preparing the goodwill impairment test for this reporting unit we assumed operating margin performance consistent with historical performance and revenue growth between 3% and 5%. If actual results are significantly different than these assumptions, the associated goodwill may be subject to an impairment charge. As of December 27, 2008 we recorded a goodwill impairment charge of approximately $8.0 million. Please see “Impairment of Goodwill” under “Results of Operations” below for further description. At March 31, 2009, we updated our goodwill impairment assessment for the remaining approximately $1.1 million goodwill and determined that no further impairment charge was required.

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, we evaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since the acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly-owned subsidiaries and investments. As of December 27, 2008 we recorded a long-lived asset impairment charge of approximately $1.3 million. Please see “Impairment of Long-Lived Assets” under “Results of Operations” below for further description. At March 31, 2009 we determined that no new triggering events had occurred warranting a further impairment assessment of our long-lived assets.

Stock Compensation Expense

We account for stock-based compensation in accordance with the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimates of the length of time employees will retain their vested stock options before exercising them, expected term, the volatility of our common stock price over the expected term, risk free interest rate and the number of options that will not vest. Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.

Income Taxes and Valuation Allowances

We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2009 and 2008 because we believe we have adequate carryback profit to fully utilize this deferred tax asset. If actual results are significantly different from our assumptions the deferred tax asset may be subject to a valuation allowance.

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

Results of Operations

Fiscal 2009 versus Fiscal 2008

Net sales

Net sales for Fiscal 2009 were $30,347,285, a decrease of $2,277,661 or 7% as compared to net sales of $32,624,946 for Fiscal 2008. The decrease in net sales is primarily attributable to a decrease in net sales of high performance amplifiers for commercial WIMAX and public safety applications of approximately $6.8 million partially offset by an increase of $2.8 million in sales of integrated component sub-systems for jamming and electronic modernization. Other component sales increased by approximately $1.7 million of which approximately $0.8 million was the result of the MICA Microwave sales being included for the full period in Fiscal 2009 as compared to a partial period in Fiscal 2008. In Fiscal 2009 we experienced a decline in the commercial market for high performance amplifiers necessary for wireless applications, which had an adverse affect on our high performance amplifier sales. We are investing in a digital high power amplifier product and taking steps to shift our customer base to include large volume customers.

Foreign sales accounted for approximately $5,215,000 and $8,797,000 in Fiscal 2009 and Fiscal 2008, respectively. The decrease is primarily attributable to the decrease in foreign sales related to high performance power amplifiers.

Gross profit margin

Gross margin decreased to 30.3% for Fiscal 2009 as compared to 39.6% for Fiscal 2008. The decrease is due primarily to three factors of approximately equal weight: lower sales without a corresponding decrease in fixed costs primarily related to high power amplifiers; a change in mix of products sold to more products with higher average costs; and an increase in component inventory reserves. Of the inventory reserve increase approximately $185,000 was related to the decline in our high power amplifier business and was recorded in the third quarter. The remaining reserve of $638,000 was related to shifts in customer requirements for our other component products and was recorded in the fourth quarter of Fiscal 2009.

Research and development

Research and development (“R&D”) expense increased by $851,132 to $1,869,142 and represented 6% of net sales for Fiscal 2009 as compared to $1,018,010 or 3% for Fiscal 2008. The increase was primarily due to development work on an in-flight high-speed internet transceiver product, high power products for defense applications and a new product line for commercial telecom applications.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense increased by $309,363 to $7,898,753 or 26% of net sales in Fiscal 2009 as compared to $7,589,390 or 23% of net sales in Fiscal 2008. Approximately $200,000 of the increase was due to the inclusion of MICA’s SG&A expenses for a full period in Fiscal 2009. All other SG&A expenses increased by approximately $100,000. The percent increase is primarily due to the decrease in net sales in Fiscal 2009 as compared to Fiscal 2008.

Amortization of intangible assets

Amortization expense attributable to the intangible assets related to the acquisitions of Stealth and MICA was $565,503 in Fiscal 2009 as compared to $733,160 in Fiscal 2008. The decrease was due to an intangible asset impairment charge which we recorded in the third quarter. Please see “Impairment of Long-Lived Assets” below for further explanation.

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

During the thirteen weeks ended December 27, 2008, we experienced a significant decline in our stock price and we experienced a decline in the commercial market for high performance analog amplifiers necessary for wireless applications, which is having an adverse affect on our high performance amplifier sales. Lastly, the recent dramatic downturn in the liquidity and economic outlook has caused us to re-evaluate our business outlook. We now believe we are in a one to two year period of slow growth which is driven by the global liquidity crisis and resultant economic decline. Accordingly, at December 27, 2008, we performed a step 1 assessment of goodwill for impairment. The results of our step 1 assessment indicated that a step 2 was required for two of our three reporting units. As a result of our step 2 analysis, the Company recorded a goodwill impairment charge of $4.9 million and $3.1 million for the high performance amplifier and mixer/ferrite reporting units, respectively. The impairment charge is the result of the assumptions described above. There remains approximately $1.1 million of goodwill associated with our power amplifier, noise module, phase shifter, switches and attenuator product group. The estimated fair value of this reporting unit exceeded its carry value as of March 31, 2009 and therefore no step 2 was required. In preparing the goodwill impairment test for this reporting unit we assumed operating margin performance consistent with historical performance and revenue growth of approximately between 3% and 5%. If actual results are significantly different than these assumptions, the associated goodwill may be subject to an impairment charge.

In performing our step 1 goodwill assessment, we used discounted cash flows, sales and EBITDA multiples as the best evidence of fair value. For purposes of testing impairment under SFAS No. 142, we have three separate reporting units with goodwill. Testing was performed separately for each of the three goodwill reporting units and an impairment charge was recorded at two of the goodwill reporting units (high power amplifier and mixer/ferrite product groups). Please see Footnote 3. Intangible Assets and Goodwill for further explanation.

Impairment of Long-Lived Assets

In addition, in accordance with SFAS No, 144, Accounting for Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144), in the third quarter of Fiscal 2009 we determined that the customer list intangible asset related to the high performance amplifier business was impaired and we recorded a charge of approximately $1.3 million. Please see Footnote 3. Intangible Assets and Goodwill for further explanation. In the fourth quarter of fiscal 2009 we determined that no further triggering event had occurred warranting a long-lived asset impairment review.

Interest expense

Interest expense decreased $105,033 or 22% to $380,323 for Fiscal 2009 as compared to $485,356 for Fiscal 2008 due primarily to lower average debt at lower average interest rates.

Interest rate swap

An unrealized gain of $215 was recorded for Fiscal 2009 as compared to an unrealized loss of $280,865 recorded in Fiscal 2008 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 11% for Fiscal 2009 as compared to 45% for Fiscal 2008. In Fiscal 2009 we recorded a discrete item of $2.7 million related to a goodwill impairment charge that is non-tax deductible. In addition, approximately $75,000 of uncertain tax benefits were recognized due to statute of limitations expiring for previously filed tax returns.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash equivalents and marketable securities was $620,259 and $3,563,415, respectively, at March 31, 2009 and March 31, 2008. Working capital defined as accounts receivable, inventory, prepaid expenses, other current assets net of accounts payable and accrued expenses was $11,549,933 and $8,491,849 at March 31, 2009 and March 31, 2008, respectively. Borrowings under our revolving line of credit were $3,502,620 and zero at March 31, 2009 and March 31, 2008, respectively.

Our current ratio was approximately 1.92 at March 31, 2009 as compared to 3.06 at March 31, 2008.

Net cash used in operating activities was $2,565,989 in Fiscal 2009 compared to cash provided by operating activities of $3,888,038 during Fiscal 2008. In Fiscal 2009 cash provided by net loss after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and goodwill and intangible asset impairment charges was approximately $3.2 million. Approximately $3.1 million was used for inventory related largely to contracts in anticipation of future sales. Approximately $1.2 million was used for prepaid income taxes. Approximately $1.3 million was used for deferred taxes.

In Fiscal 2008 cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and goodwill and intangible asset impairment charges was approximately $4.7 million. Approximately $.3 million was used to fund receivables resulting from increased sales. Approximately $.8 million was used to fund increases in inventory and approximately $0.3 million was provided by all other largely accounts payable and accrued expenses.

Net cash used in investing activities was $762,623 during Fiscal 2009 as compared to $5,839,078 in Fiscal 2008. In Fiscal 2009 we purchased equipment of approximately $1.0 million, purchased the assets of a radio frequency identification system product line (“RFID”) for approximately $.4 million and sold investments of approximately $.6 million.

In Fiscal 2008 we acquired MICA Microwave for approximately $3.1 million, made the final earnout payment to the former stockholders of Stealth Microwave of approximately $1.5 million and purchased capital equipment of approximately $1.1 million

Net cash provided by financing activities was $785,456 during Fiscal 2009 as compared to cash used in financing activities of $1,944,069 during Fiscal 2008.

In Fiscal 2009 we borrowed approximately $3.5 million from our line of credit, repaid mortgage and term debt obligations of approximately $1.4 million and repurchased shares of our common stock for approximately $1.2 million.

In Fiscal 2008 we repaid mortgage and term debt obligations of approximately $2.1 million and received proceeds from the issuance of common stock of approximately $.3 million and repurchased shares for approximately $.2 million.

In summary, during Fiscal 2009 we used cash of approximately $2.5 million and drew on our revolving line of credit for an additional approximately $3.5 million for a total use of approximately $6.0 million. We generated cash of approximately $3.2 million from net income after adjusting for non-cash items and approximately $0.7 million from the sale of investments. We used approximately $3.1 million to fund inventory largely for contracts, approximately $2.5 million for taxes, approximately $1.3 million to repurchase shares of our common stock, approximately $1.4 million to repay debt, approximately $1.0 million for capital expenditures and approximately $.4 million to acquire the RFID product line.

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

We entered into an interest rate swap agreement in April 2007 to mitigate interest rate fluctuations on the term loan. At the end of each reporting period we record the current fair value of the interest rate swap on the balance sheet. Any unrealized gain or loss on the swap is charged to earnings.

The term loan is guaranteed by our subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. The final payment for the term loan is in April 2012.

The revolving line of credit bears interest at the current prime rate, which at March 31, 2009 was 3.25%. We had $1.5 million available under the line at March 31, 2009. In December 2008 we extended our revolving line of credit by two years. The revolving line of credit now expires in March 2012.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. We obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the EBITDA covenants. We also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive our EBITDA covenants for the thirteen weeks ended March 31, 2009 and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of our amendment, our interest rate will increase from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for our revolving line of credit and a maximum adjusted LIBOR plus 3.75% for our term loan. The rate decreases to a minimum of LIBOR plus 2.5% based upon performance. We do not anticipate the change in rate will have a material adverse affect on our cash flows for Fiscal 2010.

Mortgage payable, NH

In February 2004, Micronetics refinanced the mortgage on its headquarters, entering into a new five-year mortgage payable for $630,000. The note bears interest at 5.75% per annum and is payable in monthly installments, including interest, of $12,107. This loan was paid in full in February 2009.

Mortgage payable, MA

In March 2003, in connection with the purchase of a portion of a commercial condominium housing Micronetics’ Enon Microwave division, Micronetics entered into a mortgage payable for $352,750. In May 2007, the commercial condominium was sold and the remaining mortgage was settled.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 6.4% to 10.6% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

Stock Repurchase Plan

In November 2008 our Board of Directors approved a stock repurchase plan. Pursuant to such plan, in November 2008 we re-purchased 454,107 shares of our common stock for $1,248,314. Bank approval for the plan expired on May 5, 2009. We have no plans at this time to make an additional repurchases under the plan.

Acquisition

On March 18, 2009, we purchased the assets of an RFID product line for approximately $.4 million. This product line includes forklift, wall and floor mount radio frequency identification systems for inventory management and other applications. It also adds antennas to our component product line.

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

This information is contained on pages F-1 through F-27 hereof.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures—As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” the Company’s Chief Executive Officer and Acting Chief Financial Officer have identified a material weakness in our internal control over financial reporting. Solely, as a result of this material weakness, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009, to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness discussed below, our Chief Executive Officer and Acting Chief Financial Officer have concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. In making this determination, management considered the material weaknesses in our internal control over financial reporting that existed as of March 31, 2009, as more fully described below.

Management’s report on internal control over financial reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on these criteria, management has concluded that, as of March 31, 2009, the Company’s internal control over financial reporting is ineffective because of a material weakness in the Company’s accounting for income taxes. Specifically, the Company did not properly supervise and review the calculation of its income tax provision for the fiscal year ended March 31, 2009, which could have resulted in a material misstatement of annual or interim consolidated financial statement not being prevented or detected in a timely manner. As a result of this material weakness, management has concluded that as of March 31, 2009 its internal control over financial reporting was not effective. The Company has taken additional measures to ensure that the consolidated financial statements filed in this 10-K are complete and accurate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Plan for Remediation of Material Weakness—To remedy the material weakness described above, we have initiated a more rigorous review of our income tax provision calculations, including additional reviews by Company personnel as well as additional reviews by the 3rd party firm used to assist us in the preparation of our tax provision. These changes are in the process of being implemented.

Changes in internal control—There were no significant changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of Fiscal 2009 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

On June 26, 2009 we entered into an Amendment and Waiver Agreement for our term loan and revolver agreements. Under the terms of the Amendment and Waiver Agreement, we and our bank agreed to waive our EBITDA covenants for the quarter ended March 31, 2009 and to substitute modified quarterly EBITDA covenants through March 31, 2010. As part of the terms of the waiver and amendment, our interest rate will increase from a maximum of LIBOR plus 2.5% to a maximum LIBOR plus 4.25% for our revolving line of credit and adjusted LIBOR plus 3.75% for our term loan. The rate decreases to a minimum of LIBOR plus 2.5% based upon performance. At March 31, 2009, we were in compliance with all financial debt covenants as amended.

PART III

The information to be contained in Items 10-14 herein is incorporated by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2009.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

(1),(2) The consolidated financial statements and required schedules begin on page F-1.

(3) Exhibits.

2.1	Stock Purchase Agreement among Micronetics, Inc., and the Stockholders of Stealth Microwave, Inc., dated June 10, 2005 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

2.2	Earnout Agreement, dated June 10, 2005, among Micronetics, Inc., Stealth Microwave, Inc., the Stockholders of Stealth Microwave, Inc. and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr. and Brian E. Eggleston as the representatives of the stockholders (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

2.3	Amendment No. 1 to Earnout Agreement, dated as of February 9, 2006, among Micronetics, Inc., Stealth Microwave, Inc.; and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr., and Brian E. Eggleston, as representatives of the Sellers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed by the Company on February 10, 2006).

2.4	Agreement of Merger and Plan of Reorganization among Micronetics, Inc., Del Merger Subsidiary, Inc., MICA Microwave Corporation, Frederick Mills, Individually, and Frederick Mills, As the Stockholders’ Representative, dated June 5, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 5, 2007).

2.5	Company Stockholders’ Agreement, by and among Micronetics, Inc., MICA Microwave Corporation, Del Merger Subsidiary, Inc., the Stockholders of MICA Microwave Corporation listed on Exhibit A thereto, Frederick Mills, individually, and Frederick Mills as the Stockholders’ Representative, dated June 5, 2007 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 5, 2007).

2.6	Asset Purchase Agreement, by and among Micronetics, Inc., M/A-COM RFID Inc., solely for the purposes of Section 5.3 and Section 5.9, Cobham Defense Electronic Systems Corporation, and solely for the purposes of Section 5.10 and Article VI, Cobham Defense Electronic Systems – M/A-COM Inc., dated March 18, 2009.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-16453 (the “Registration Statement”)).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2007).

4.1	Specimen certificate for common stock of Micronetics, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).

10.1	2003 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 24, 2003).*

10.2	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on July 31, 2006).*

10.3	Amended and Restated 401(k) Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005).*

10.4	Amended and Restated Employment Agreement, dated as of June 26, 2006, between Stealth Microwave, Inc. and Stephen N. Barthelmes, Jr. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed by the Company on June 29, 2006).*

10.5	Commercial Loan Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.6	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 15, 2008).

10.7	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated March 5, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 9, 2009).

10.8	Amendment and Waiver To Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated June 26, 2009.

10.9	Mortgage and Security Agreement, by and between, Micronetics, Inc., and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated June 26, 2009.

10.10	Revolving Credit Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.11	Term Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.12	Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.13	Security Agreement (Intellectual Property), dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.14	Stock Pledge and Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.15	Employment Agreement between MICA Microwave Corporation and Frederick Mills dated June 5, 2007 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Company on June 5, 2007).*

10.16	Employment Agreement between the Company and David Robbins dated July 17, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 18, 2007).*

10.17	Lease by and between Microwave Concepts, Inc. and SAI Property Management LLC, dated October 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 5, 2008.)

10.18	Guaranty by Micronetics, Inc. to SAI Property Management LLC, dated October 17, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 5, 2008.)

10.19	Lease, dated September 4, 2008, by and between Micronetics, Inc. and SBJ Development, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 12, 2008.)

21	List of Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP dated June 29, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONETICS, INC.

Dated: June 29, 2009	By:	/s/ DAVID ROBBINS
David Robbins, Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: June 29, 2009	By:	/s/ CARL LUEDERS
Carl Lueders, Acting Chief Financial Officer (Principal Financial and Accounting Officer)

registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ROBBINS David Robbins	Chief Executive Officer and Treasurer (Principal Executive Officer)	June 29, 2009

/s/ DAVID SIEGEL David Siegel	Director	June 29, 2009

/s/ DOROTHY ANNE HURD Dorothy Anne Hurd	Director	June 29, 2009

/s/ GERALD HATTORI Gerald Hattori	Director	June 29, 2009

/s/ STEPHEN BARTHELMES JR. Stephen Barthelmes Jr.	Director	June 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Micronetics, Inc.

We have audited the accompanying consolidated balance sheets of Micronetics, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of March 31, 2009 and 2008 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
June 29, 2009

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$620,259	$3,163,415
Short-term investment	—	400,000
Accounts receivable, net of allowance for doubtful accounts of $449,799 and $364,981 in March 31, 2009 and March 31, 2008, respectively	4,980,924	4,861,780
Inventories, net	9,436,210	7,316,246
Deferred tax asset	1,464,958	576,170
Prepaid income taxes	1,068,832	—
Prepaid expenses and other current assets	276,222	306,159

Total current assets	17,847,405	16,623,770

Property, plant and equipment, net	4,703,529	4,159,963
Other assets:
Security deposits	86,839	24,659
Long-term investment	—	250,000
Other long-term assets	26,791	35,034
Intangible assets, net	1,744,691	3,361,200
Goodwill	1,117,197	8,931,944

Total other assets	2,975,518	12,602,837

TOTAL ASSETS	$25,526,452	$33,386,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,588,175	$1,434,193
Line of credit	3,502,620	—
Accounts payable	1,070,831	1,284,567
Accrued expenses	3,141,424	2,707,769

Total current liabilities	9,303,050	5,426,529
Long-term debt, net of current portion	3,085,290	4,226,342
Other long-term liability	6,200	80,000
Deferred tax liability	901,722	1,245,052

Total liabilities	13,296,262	10,977,923

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 issued, 4,553,635 and 5,007,742 shares outstanding at March 31, 2009 and March 31, 2008, respectively	53,912	53,912
Additional paid-in capital	12,242,320	11,608,536
Retained earnings	2,914,471	12,478,398

	15,210,703	24,140,846
Treasury stock at cost, 837,582 and 383,475 shares at March 31, 2009 and March 31, 2008, respectively	(2,980,513)	(1,732,199)

Total shareholders’ equity	12,230,190	22,408,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,526,452	$33,386,570

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2009	2008
Net sales	$30,347,285	$32,624,946
Cost of sales	21,163,552	19,705,886

Gross profit	9,183,733	12,919,060

Operating expenses:
Research and development	1,869,142	1,018,010
Selling, general and administrative	7,898,753	7,589,390
Goodwill impairment charge	7,964,916	—
Intangible asset impairment charge	1,295,000	—
Amortization of intangible assets	565,503	733,160
Gain on sale of property and equipment	—	(90,352)

Total operating expenses	19,593,314	9,250,208

(Loss) income from operations	(10,409,581)	3,668,852
Other (expense) income
Interest income	33,285	106,684
Interest expense	(380,323)	(485,356)
Unrealized gain (loss) on interest rate swap	215	(280,865)
Miscellaneous income	18,593	4,004

Total other expense	(328,230)	(655,533)

(Loss) income before provision for income taxes	(10,737,811)	3,013,319
(Benefit) provision for income taxes	(1,173,884)	1,350,936

Net (loss) income	$(9,563,927)	$1,662,383

(Loss) earnings per common share
Basic	$(1.98)	$0.34

Diluted	$(1.98)	$0.34

Weighted average common shares outstanding
Basic	4,836,052	4,932,545

Diluted	4,836,052	4,951,195

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares	Stock par value	Additional paid-in capital	Retained earnings	Treasury stock	Total
Balance at March 31, 2007	4,666,916	$50,255	$8,541,274	$10,912,458	$(1,527,014)	$17,976,973
Exercise of stock options	92,625	926	329,053	—	—	329,979
Issuance of common stock for MICA acquisition	248,135	2,481	1,997,487	—	—	1,999,968
Issuance of restricted stock	25,000	250	—	—	—	250
Cumulative effect of the recognition of uncertain income tax positions	—	—	—	(96,443)	—	(96,443)
Purchase of treasury stock	(24,934)	—	—	—	(205,185)	(205,185)
Stock based compensation	—	—	740,722	—	—	740,722
Net income	—	—	—	1,662,383	—	1,662,383

Balance at March 31, 2008	5,007,742	$53,912	$11,608,536	$12,478,398	$(1,732,199)	$22,408,647
Purchase of treasury stock	(454,107)	—	—	—	(1,248,314)	(1,248,314)
Stock based compensation	—	—	633,784	—	—	633,784
Net loss	—	—	—	(9,563,927)	—	(9,563,927)

Balance at March 31, 2009	4,553,635	$53,912	$12,242,320	$2,914,471	$(2,980,513)	$12,230,190

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(9,563,927)	$1,662,383
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,665,862	1,731,919
Goodwill impairment charge	7,964,916	—
Intangible asset impairment charge	1,295,000	—
Stock-based compensation	633,784	740,722
Gain on sale of property and equipment	—	(90,352)
Unrealized (gain) loss on interest rate swap	(215)	280,865
Provision for allowances on accounts receivable	84,818	67,095
Provision for inventory obsolescence and losses	1,070,169	312,394
Deferred taxes	(1,316,017)	(652,221)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(203,962)	(320,938)
Inventories	(3,143,697)	(771,370)
Other long term assets	8,243	103,458
Prepaid income taxes	(1,256,449)	—
Prepaid expenses, other current assets, and other assets	(5,215)	353,774
Accounts payable	(213,734)	211,968
Accrued expenses and deferred revenue	414,435	258,341

Net cash (used in) provided by operating activities	(2,565,989)	3,888,038

Cash flows from investing activities:
Purchase of investments	—	(650,000)
Proceeds from sale of investments	650,000	—
Purchase of equipment	(1,033,145)	(1,086,643)
Proceeds from sale of property and equipment	—	518,398
RFID acquisition	(400,000)	—
MICA acquisition, net of cash acquired	20,522	(3,120,833)
Earnout payment related to Stealth acquisition	—	(1,500,000)

Net cash used in investing activities	(762,623)	(5,839,078)

Cash flows from financing activities:
Proceeds from line of credit	3,502,620	728,528
Repayments on line of credit	—	(728,528)
Repayments on mortgages and term loan	(1,430,837)	(1,418,769)
Repayment of the MICA debt	—	(646,820)
Repayments of capital leases	(38,013)	(3,524)
Purchase of treasury shares	(1,248,314)	—
Proceeds from the issuance of common stock	—	125,044

Net cash provided by (used in) financing activities	785,456	(1,944,069)

Net change in cash and cash equivalents	(2,543,156)	(3,895,109)
Cash and cash equivalents at beginning of period	3,163,415	7,058,524

Cash and cash equivalents at end of period	$620,259	$3,163,415

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$375,586	$435,312

Income taxes	$1,459,000	$2,704,899

Supplemental disclosure of non-cash financing activities:
Property and equipment acquired under capital leases	$481,780	$—
Treasury stock purchase from stock option exercise	$—	$205,185
Shares issued to MICA stockholders	$—	$1,999,968
Recognition of uncertain tax positions	$—	$96,443

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Note 1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of operations and basis of consolidation—Micronetics, Inc. and subsidiaries (collectively the “Company” or “Micronetics”) are engaged in the design, development, manufacturing and marketing of a broad range of high performance wireless components and test equipment and integrated multifunction subassemblies used in cellular, microwave, satellite, radar and communication systems around the world.

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

Investments—The Company’s investments at March 31, 2008 consisted of auction rate securities (“ARS”) with varying maturities. These ARS were redeemed in full during Fiscal 2009.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

accrued based on historical experience at the time the revenue is recognized. The Company offers a one-year warranty unless customers purchase an extended warranty.

Shipping and handling fees—The Company records shipping and handling fees billed to customers as revenue. Shipping and handling costs are reported as a component of cost of sales.

Cash and cash equivalents—The Company considers certificates of deposit, money market funds, and highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of March 31, 2009, substantially all the Company’s cash and cash equivalents consisted of money market investments guaranteed by the federal government under the Treasury Temporary Guarantee Program for Money Market Funds. This program expires on September 18, 2009.

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, interest rate swap and accounts receivable. The Company may invest in high-quality money market funds that invest in securities of the U.S. government, and other high-quality corporate issues. Accounts receivable are generally unsecured and are derived from the Company’s customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Fair value of financial instruments—The carrying amounts reported in the consolidated balance sheet for cash, investments, trade receivables, accounts payable, and accrued expenses approximate fair value because of the relatively short maturity of these instruments. ARS’s were valued based upon prices received from third parties. The interest rate swap is at fair value and is arrived at by discounting the present value of the difference between the contractual swap rate and the current market swap rates on March 31, 2009, utilizing the notional amounts and the remaining terms of the swap agreement. The fair value of the swap was recorded as a liability in the amount of $280,650 and $280,865, at March 31, 2009 and March 31, 2008, respectively. The fair value of the Company’s long-term debt approximates fair value as it bears interest at variable market rates.

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

MARCH 31, 2009 AND 2008

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

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, goodwill is not amortized, but rather, is tested annually for impairment.

Impairment of long-lived assets—Goodwill and other indefinite lived intangible assets are tested for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather, be tested annually for impairment. Goodwill is tested for impairment using a two step process. The first step is to determine if there is an impairment based on the fair value of the reporting units compared to the carrying value and the second step is to determine the amount of the impairment.

The Company assesses goodwill, by reporting unit, for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill would occur in that period. SFAS 142 requires a two-step impairment testing approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. As of December 27, 2008 the Company recorded a goodwill impairment charge of $8.0 million. Please see Footnote 3, Intangible Assets and Goodwill below for further description. At March 31, 2009 the Company updated its goodwill impairment assessment for the remaining $1.1 million of goodwill on its books and determined that no impairment charge was required at this date. There can be no assurance that goodwill will not become impaired in future periods.

On an on-going basis, the Company reviews the value and period of amortization or depreciation of long-lived assets. During this review, we evaluate the significant assumptions used in determining the original cost of long- lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. The Company then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since the acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company’s wholly-owned subsidiaries and investments. As of December 27, 2008 the Company recorded a long lived asset impairment charge of approximately $1.3 million. Please see Footnote 3. Intangible Assets and Goodwill below for further description. March 31, 2009 the Company determined that no new triggering events had occurred warranting a further impairment assessment of our long-lived assets.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

Research and development—Research and development costs are charged to expense when incurred. Amounts expended for the years ended March 31, 2009 and 2008 were $1,869,142 and $1,018,010, respectively. R&D expenses consists of salaries, materials and third party costs.

Advertising costs—Advertising costs are expensed as incurred and are reported as a component of “Sales, general and administrative” expenses in the Company’s consolidated statements of operation. Advertising expense was $107,165 in Fiscal 2009 and $125,601 in Fiscal 2008.

Income taxes—The Company calculates its provision for federal and state income taxes based on current tax law and recognizes income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2009 and 2008.

Earnings per share—Basic earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potential dilutive common shares represent the dilutive effect of the assumed exercise of certain outstanding stock options.

Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are excluded from the basic earnings per share calculation and included in the diluted earnings per share calculation.

Stock-based Compensation—The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), and related interpretations. SFAS 123(R) requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. The Company uses the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. For all awards the Company has recognized compensation expense using the straight-line amortization method over the vesting period of the award. As SFAS 123(R) requires that share-based compensation expense be based on awards that ultimately vest, estimated share-based compensation for 2009 and 2008 has been reduced for estimated forfeitures.

Recent accounting pronouncements—The Provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned April 1, 2009 adoption of the remainder of the standard.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires companies to defer and capitalize prepaid nonrefundable advance payments

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

for goods or services that will be used for future research and development activities over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The provisions of EITF 07-3 were effective beginning April 1, 2008. The adoption of EITF 07-03 did not have any effect on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised), “Business Combinations” (“SFAS 141R”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. SFAS 141R also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. SFAS 141R is effective for any of the Company’s business combinations on or after April 1, 2009. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

2. ACQUISITIONS

On March 18, 2009, the Company purchased the assets of a Radio Frequency Identification product line (“RFID”) for approximately $400,000, which has been accounted for as a business acquisition under SFAS No. 141 “Business Combination” (SFAS No. 141). This product line includes forklift, wall and floor mount radio frequency identification systems for inventory management and other applications. It also adds antennas to our component product line.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Inventory	$47
Property, plant and equipment	129
Development technology drawings	123
Customer relationships	121
Accounts payable	(20)

Net purchase price	$400

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

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

The following table sets forth certain pro forma results for the year ended March 31, 2008 if the acquisition of MICA had taken place on April 1, 2007:

2008
(in thousands, except earnings per share)
Pro forma revenue	$33,439
Pro forma net income (1)	$1,698
Pro forma earnings per share:
Basic	$0.34
Diluted	$0.34

(1)	Amortization costs of approximately $231,000 related to the purchase price in fiscal year 2008 were assessed to the fiscal year 2008 income. Management believes that including these adjustments in the above periods allow investors to better compare results in the future periods.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

3. INTANGIBLE ASSETS AND GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) the Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

During the thirteen weeks ended December 27, 2008, we experienced a significant decline in our stock price and we experienced a decline in the commercial market for high performance analog amplifiers necessary for wireless applications, which is having an adverse affect on our high performance amplifier sales. Lastly, the recent dramatic downturn in the liquidity and economic outlook has caused us to re-evaluate our business outlook. We now believe we are in a one to two year period of slow growth which is driven by the global liquidity crisis and resultant economic decline. Accordingly, at December 27, 2008, we performed a step 1 assessment of goodwill for impairment. The results of our step 1 assessment indicated that a step 2 was required for two of our three reporting units. As a result of our step 2 analysis, the Company recorded a goodwill impairment charge of $4.9 million and $3.1 million for the high performance amplifier and mixer/ferrite reporting units, respectively. The impairment charge is the result of the assumptions described above. There remains approximately $1.1 million of goodwill associated with our power amplifier, noise module, phase shifter, switches and attenuator reporting unit. The estimated fair value of this reporting unit exceeded its carry value as of March 31, 2009 and therefore no step 2 was required. In preparing the goodwill impairment test for this reporting unit we assumed operating margin performance consistent with historical performance and revenue growth between 3% and 5%. If actual results are significantly different than these assumptions, the associated goodwill may be subject to an impairment charge.

In connection with completing the goodwill impairment analysis, the Company reviewed its customer relationship intangible assets associated with the impaired reporting units and determined that triggering events had occurred related to this intangible asset under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as of December 27, 2008. The Company determined that the forecasted undiscounted cash flows related to the customer relationship intangible assets with the Company’s high performance amplifier business was less than its carrying value. As a result, the Company recorded an impairment charge of approximately $1.3 million to reduce the carrying value of the customer relationship to its estimated fair value, which is based on a discounted cash flow analysis. The forecasted undiscounted cash flows related to the customer relationship intangible assets with our mixer/ferrite business exceeded its carrying value and therefore this asset was not impaired. In the fourth quarter of Fiscal 2009 the Company determined that no triggering event had occurred to warrant an impairment assessment. No assurance can be given that the underlying estimates and assumptions utilized in our determination of an asset’s undiscounted future cash flows will materialize as anticipated.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

The following table presents details of the Company’s finite-lived intangible assets as of March 31, 2009 and March 31, 2008 (in thousands):

Intangible Assets	March 31, 2009					March 31, 2008
	Useful Life (years)	Gross Value	Accumulated Amortization	Impairment Charge	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	3-10	$4,251	$1,728	$1,295	$1,228	$4,130	$1,282	$2,848
Covenants not to compete	2	480	480		—	480	480	—
Order backlog	1	380	380		—	380	364	16
Trade Name	10	260	47		213	260	21	239
Developed technology-drawings	3-5	513	209		304	390	132	258

Total intangibles		$5,884	$2,844	$1,295	$1,745	$5,640	$2,279	$3,361

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
2010	$348
2011	321
2012	314
2013	163
2014	144
Thereafter	455

Total	$1,745

Changes in the carrying amount of goodwill at March 31, 2009 and March 31, 2008 are as follows:

	2009	2008
Balance at the beginning of the period	$8,931,944	$5,982,709
Acquisitions	—	2,949,235
Impairment charge	(7,964,916)	—
Purchase accounting adjustments	150,169	—

Balance at the end of the period	$1,117,197	$8,931,944

During Fiscal 2008, the Company determined to consolidate its Enon reporting unit located in Topsfield, MA into its Hudson, NH facility to provide operational and financial efficiencies. As a result, the assets and liabilities of the Enon reporting unit were combined and are being used in the consolidated entity and were used to determine the fair value of the combined new reporting unit in the testing of goodwill impairment at March 31, 2009 and March 31, 2008.

Approximately $1.1 million of goodwill is deductible for income tax purposes at March 31, 2009 and March 31, 2008.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

4. ACCOUNTS RECEIVABLE, NET

At March 31, 2009 and 2008 accounts receivable, net of allowances consisted of the following:

	2009	2008
Accounts receivable	$5,430,723	$5,226,761
Less allowances	(449,799)	(364,981)

	$4,980,924	$4,861,780

The activity related to the Company’s allowances for doubtful accounts on accounts receivable for Fiscal 2009 and Fiscal 2008 is as follows:

	2008	2008
Balance at beginning of period	$364,981	$297,886
Charged to costs and expenses	84,818	67,095
Deductions and write-offs	—	—

Balance at end of period	$449,799	$364,981

5. INVENTORIES, NET

At March 31, 2009 and 2008 inventories consisted of the following:

	2009	2008
Raw materials	$6,222,709	$4,549,171
Work in process	3,588,857	2,346,513
Finished goods	1,164,901	885,650

	10,976,467	7,781,334
Less:
allowance for obsolescence	(1,540,257)	(465,088)

	$9,436,210	$7,316,246

6. PROPERTY, PLANT AND EQUIPMENT

At March 31, 2009 and 2008, property, plant and equipment consisted of the following:

	2009	2008
Land	$162,000	$162,000
Buildings and leasehold improvements	1,317,657	1,105,745
Machinery and equipment	10,409,567	8,979,161
Furniture and fixtures, and other	244,171	242,563

	12,133,395	10,489,469
Less accumulated depreciation	(7,429,866)	(6,329,506)

	$4,703,529	$4,159,963

Assets held under capital leases are classified as property, plant and equipment and amortized over their useful lives. Lease amortization is included in depreciation expense.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

In May 2007, the Company sold commercial condominium housing Micronetics’ Enon division. The proceeds from the sale were $461,898. The Company recorded a gain on the sale of the building of $69,609.

7. ACCRUED EXPENSES

At March 31, 2009 and 2008 accrued expenses consisted of the following:

	2009	2008
Unbilled payables	$1,125,365	$570,187
Professional fees	7,607	30,000
Payroll, benefits and related taxes	1,373,688	1,453,369
Warranty	136,763	119,252
Unrealized loss on interest rate swap	280,650	280,865
Miscellaneous	217,351	254,096

	$3,141,424	$2,707,769

Included in accrued payroll are bonuses of $403,322 and $646,630 for Fiscal 2009 and Fiscal 2008, respectively.

8. ACCRUED WARRANTY

The Company provides one-year warranties on all of its products covering both parts and labor. Micronetics, at its option, repairs or replaces products that are defective during the warranty period if the proper preventative maintenance procedures have been followed by the customer.

Product warranty activity in Fiscal 2009 and Fiscal 2008 are as follows:

	2009	2008
Balance at beginning of period	$119,252	$100,178
Accruals for warranties	93,453	80,309
Charges to accrual for warranty costs	(75,942)	(61,235)

Balance at end of period	$136,763	$119,252

9. LONG-TERM DEBT

At March 31, 2009 and 2008 long-term debt consisted of the following:

	2009	2008
Term loan	$4,225,000	$5,525,000
Mortgage payable, NH	—	130,837
Capital leases	448,465	4,698

Total	4,673,465	5,660,535
Less current portion	1,588,175	1,434,193

Long-term debt net of current portion	$3,085,290	$4,226,342

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In the third quarter of Fiscal 2009, the revolving line of credit was extended by two years and now expires in March 2012. The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin at March 31, 2009. The final payment for the term loan is in April 2012.

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses charged to earnings. For the year ended March 31, 2009, the Company recorded an unrealized gain of $215 in the statement of operations to reflect the change in estimated fair value for the interest rate swap in the consolidated statement of operations. The net unrealized loss on the interest rate swap amounted to approximately $280,000 at March 31, 2009.

The revolving line of credit bears interest at the current prime rate, which at March 31, 2009 was 3.25%. The Company had $1.5 million available under the line at March 31, 2009. Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, and minimum tangible net worth of $7.5 million. We obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to its EBITDA covenants. The Company also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive the Company’s EBITDA covenants for the thirteen weeks ended March 31, 2009 and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of the amendment, the Company’s interest rate will increase from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for the revolving line of credit and a maximum adjusted LIBOR plus 3.75% for the term loan. The rate decreases to a minimum of LIBOR plus 2.5% based upon the Company’s performance.

Mortgage payable, NH

In February 2004, Micronetics refinanced the mortgage on its headquarters by entering into a new five-year mortgage payable for $630,000. The note bears interest at 5.75% per annum and is payable in monthly installments, including interest, of $12,107. This loan was paid in full in February 2009.

Mortgage payable, MA

In March 2003, in connection with the purchase of a portion of a commercial condominium housing Micronetics’ Enon division, Micronetics entered into a mortgage payable for $352,750. In May 2007, the commercial condominium was sold and the remaining mortgage was settled.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 6.4% to 10.6% per annum, and are secured by the underlying assets. The assets are depreciated over their

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

estimated useful lives. Included in the current portion of long-term debt is $288,175 for capital lease obligations. Included in long-term debt net of current portion is $160,290 for capital lease obligations. Interest associated with our capital lease obligations amounts to approximately $33,000 over the lease terms.

Aggregate annual maturities of long-term debt, capital lease obligations and the line of credit, are as follows:

Fiscal year ending March 31,	Line of Credit	Capital Lease Obligation	Mortgages and notes payable	Total
2010	$3,502,620	$288,175	$1,300,000	$5,090,795
2011	—	77,450	1,300,000	1,377,450
2012	—	82,840	1,300,000	1,382,840
2013	—	—	325,000	325,000
2014	—	—	—	—
Thereafter	—	—	—	—

	$3,502,620	$448,465	$4,225,000	$8,176,085

10. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

At March 31, 2009, the Company had two stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Stock Option Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of March 31, 2009, there were 397,125 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ended March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of March 31, 2009 there were 302,000 options outstanding under the 2006 Plan.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

The following table sets forth the Company’s stock option activity during the year ended March 31, 2009:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic value
Outstanding at March 31, 2008	755,825	$7.75
Granted	21,000	7.44
Exercised	—	—
Canceled	(77,700)	7.37

Outstanding at March 31, 2009	699,125	$7.78	4.10	—

Exercisable at March 31, 2009	384,625	$7.62	1.81	—

There was no aggregate intrinsic value for outstanding and exercisable options at March 31, 2009 based on the Company’s closing stock price of Common Stock on that date of $2.35.

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2009:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2008	433,475	$4.30
Granted	21,000	3.89
Forfeited	(6,100)	3.50
Vested	(133,875)	3.56

Non-vested as of March 31, 2009	314,500	$4.61

During the year ended March 31, 2008, the Company granted options to purchase 10,000 shares of common stock with an exercise price of $8.40 to a former employee. In the fourth quarter of Fiscal 2008, 5,000 options vested and the remaining options vested on July 31, 2008. The options have a contractual life of 10 years. The Company valued the options under SFAS 123(R) at the fair value on the date of grant using the Black-Scholes options-pricing model. The Company recorded $32,150 in compensation expense for the year ended March 31, 2009 related to the non-employee options.

The following table summarizes information about stock options outstanding at March 31, 2009:

Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price of options outstanding	Options exercisable	Weighted average exercise price of options exercisable
$ 5.18 – $ 6.89	10,875	2.90 yrs	$6.61	7,875	$6.60
$ 6.90 – $ 8.61	668,250	4.20 yrs	$7.77	361,750	$7.59
$ 8.62 – $ 10.33	20,000	1.56 yrs	$8.89	15,000	$8.89

	699,125	4.10 yrs	$7.78	384,625	$7.62

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

Total stock-based compensation reported in the consolidated statements of operations for Fiscal 2009 and Fiscal 2008:

	2009	2008
Cost of sales	$58,573	$65,967
Selling, general and administrative	575,211	647,535
Research and development	—	27,220

Stock-based compensation	$633,784	$740,722

Unrecognized stock-based compensation expense related to the unvested options is approximately $.8 million, and will be recorded over the remaining vesting periods of 3.35 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

The Company granted 25,000 shares of restricted stock to an employee under the 2006 Equity Incentive Plan on November 14, 2007. The shares were issued at a purchase price of $.01 per share. The fair value of the restricted stock was determined based on the fair value of the Company’s common stock on the grant date. Upon issuance of the restricted stock 10,000 shares were vested, with the remaining 15,000 shares to vest twenty percent upon the completion of each quarterly period thereafter. The stock fully vested on August 14, 2008. As a result of the issuance of the restricted stock, the Company recognized $197,500 of stock compensation costs, $138,250 of which was expensed in Fiscal 2008 and $59,250 in Fiscal 2009.

During the fiscal year ended March 31, 2009, the Company used the Black-Scholes option-pricing model to value option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

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

The expected term of options granted was determined based on the historical exercise behavior of similar peer groups. For Fiscal 2009 and Fiscal 2008 the expected term was calculated based upon the simplified method as permitted by the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) 107, Share-Based Payments as the Company issued options with a longer contractual term and did not have sufficient history of exercises under these terms.

The Company has not declared or paid a cash dividend, and has no current plans to pay a cash dividend in the future.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

The fair value of options issued during Fiscal years 2009 and 2008 were estimated at the date of grant with the following weighted-average assumptions:

	2009	2008
Risk Free Interest Rate	2.93 – 3.55%	3.89 – 4.98%
Expected Life	6.13 years	6.75 – 7.57 years
Expected Volatility	57 – 60%	55 – 60%
Expected Dividend Yield	0%	0%

The per share weighted average fair value of stock options granted for the fiscal years ended March 31, 2009 and 2008 was $3.89 and $4.22, respectively.

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

12. SHAREHOLDERS’ EQUITY

In November 2008 in accordance with a stock repurchase plan approved by our Board of Directors the Company repurchased a total of 454,107 shares of our common stock for $1,248,314. Under the plan the Company may purchase up to 500,000 shares of the Company’s common stock. We have no plans at this time to make additional repurchases under the plan.

13. INCOME TAXES

The following sets forth the provision for income taxes at March 31, 2009 and 2008:

	2009	2008
Current:
Federal	$(79,266)	$1,563,270
State	210,919	556,161
Deferred:
Federal	(891,142)	(612,663)
State	(414,395)	(155,832)

Provision for income tax	$(1,173,884)	$1,350,936

The Company and its subsidiaries file a consolidated federal income tax return. Tax benefits from the early disposition of stock by optionees under incentive stock options and from exercises of non-qualified options are credited to additional paid-in capital, to the extent that the benefit exceeds stock compensation recorded for book purposes.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

At March 31, 2009 and 2008 the difference between the income tax provision computed at the Federal statutory rate and the actual tax provision is accounted for as follows:

	2009	2008
Taxes computed at the federal statutory rate	$(3,650,855)	$1,024,528
Goodwill impairment	2,708,071	—
State income tax (net of federal benefit)	(134,294)	264,217
Effect of permanent differences	80,607	141,641
Research and development tax credits	(103,967)	(63,007)
FIN 48 Settlements	(73,446)	(16,443)

Income tax provision	$(1,173,884)	$1,350,936

At March 31, 2009 and 2008 deferred tax assets (liabilities) are comprised of:

	2009	2008
Current deferred tax asset:
Accrued expenses	$334,749	$408,135
Inventory reserve	760,501	68,313
Bad debt reserve	150,215	39,526
Warranty reserve	56,394	47,629
Sales return reserve	35,260	34,152
UNICAP	136,473	—
Prepaid expenses	(8,634)	(21,585)

	$1,464,958	$576,170

Long term deferred tax liability:
Stock compensation	$372,426	$211,126
State operating loss carryforward	192,096	—
Intangible amortization	(44,957)	(22,984)
Depreciation	(606,274)	(111,658)
Purchase price adjustment	(597,207)	(1,321,536)
Section 481(a) adjustment	(217,806)	—

	$(901,722)	$(1,245,052)

As of March 31, 2009, the Company has state net operating loss carryforwards of approximately $1,055,000 which will expire in 2016.

In June 2007, the Company acquired MICA Microwave, Inc. as noted in Note 2. In conjunction with this acquisition, the company recorded certain intangible assets which have an associated deferred tax liability of $700,000. These intangibles are being amortized for book purposes over various lives. The current year deferred tax benefit includes the current year recognition of $77,583 of that deferred tax expense.

The Company’s effective tax rate was 11% and 45% for the year ended March 31, 2009 and 2008, respectively. In Fiscal 2009 the Company recorded a discrete item of $3.1 million related to a goodwill impairment charge that is non-tax deductible. In addition, approximately $75,000 of uncertain tax benefits were recognized due to statute of limitations expiring for previously filed tax returns.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

The Company’s adoption of FIN No. 48 on April 1, 2007 resulted in the recognition of $96,443 of previously uncertain tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 retained earnings balance in the first quarter of Fiscal 2008.

The amount of uncertain tax benefits as of March 31, 2009 was $6,200, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in uncertain tax benefits within the next twelve months.

The change in uncertain tax benefits for the twelve months ended March 31, 2009 is as follows:

2009
Balance at beginning of period	$80,000
Change in tax positions related to prior years	1,000
Change in tax positions related to the current year	—
Settlements	(74,800)
Reductions for expiration of statute of limitations	—

Balance at end of period	$6,200

As of March 31, 2009, the Company is subject to tax in the U.S. and various state jurisdictions. The Company is open to examination for tax years March 31, 2006 through 2009.

During Fiscal 2008, the Company was under an IRS audit for its Fiscal 2006 tax returns. The IRS did not make any changes to the federal taxable income for Fiscal 2006. The Company is no longer under IRS examination for the Fiscal 2006 tax returns.

The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any. As of March 31, 2009, the Company has accrued interest and penalties for uncertain tax benefits in its statement of operations of $1,300.

14. EARNINGS PER SHARE

Basic (loss) earnings per share, or EPS, is computed based on the net loss or income for each period divided by the weighted average actual shares outstanding during the period. Diluted (loss) earnings per share is computed based on the net loss or income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted earnings per share at March 31, 2009 and 2008 are:

	2009	2008
Net (loss) income	$(9,563,927)	$1,662,383
Weighted average shares outstanding:	4,836,052	4,932,545
Basic (loss) earnings per share	$(1.98)	$.34
Common stock equivalents	—	18,650
Weighted average common and common equivalent shares outstanding	4,836,052	4,951,195
Diluted (loss) earnings per share	$(1.98)	$.34

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

15. COMMITMENTS AND CONTINGENCIES

Leases:

The Company is obligated under various non-cancelable operating leases for manufacturing facilities and equipment, which expire through January 2014.

The aggregate future minimum lease payments, are as follows:

March 31,
2010	$665,226
2011	614,633
2012	609,783
2013	595,308
2014	425,770

$2,910,720

Rental expense for the years ended March 31, 2009 and 2008 was $751,973 and $519,546 respectively.

Rental income for the year ended March 31, 2008 was $5,572. The sub-lease on this facility expired in May 2007.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, consistent with SFAS 157, include the following as of March 31, 2009.

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2009
Money market fund	—	$555,000	—	$550,000
Interest rate swap	—	$280,000	—	$280,000

As of March 31, 2008, the Company’s short-term and long-terms investments consisted of $400,000 and $250,000, respectively of auction rate securities which were issued by a closed-end fund. Since March 31, 2008, the issuer of the auction rate securities redeemed 100% of the funds’ outstanding auction preferred shares that were held by the Company at cost.

17. RELATED PARTY TRANSACTION

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

18. MAJOR CUSTOMERS

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. The top three customers accounted for 22%, 5% and 5% of the Company’s consolidated sales in Fiscal 2009. For Fiscal 2008, the top three customers accounted for 9%, 8% and 8% of the Company’s consolidated sales.

19. INDUSTRY SEGMENT INFORMATION

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

Exports accounted for 17% and 27% of the Company’s sales in the years ended March 31, 2009 and 2008, respectively. Sales representing shipments by geographical area are shown below (in thousands):

	March 31,
	2009	2008
United States and Canada	$25,493	$24,286
Europe	3,445	6,660
Asia	1,363	1,605
Central and South America/Other	46	74

	$30,347	$32,625

20. EMPLOYEE BENEFIT PLANS

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

Company contributions to the plan for the years ended March 31, 2009 and March 31, 2008 were $137,285 and $138,984, respectively.

MICA maintains a defined contribution plan under section 401 (k) of the Internal Revenue Code under which employees may elect to contribute an amount of their eligible compensation to the plan, subject to the annual limits as defined in the plan. MICA does not provide matching contributions.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

21. Unaudited Quarterly Financial Information (amounts in thousands)

FISCAL 2009	Q1 FY09	Q2 FY09	Q3 FY09	Q4 FY09
Net sales	$7,087	$6,545	$8,398	$8,317
Gross profit(1)	$2,978	$2,069	$2,746	$1,390 (1)
Gross profit %	42%	32%	33%	17%
Net income (loss)	$158	$(67)	$(9,384)	$(271)
Earnings per common share
—Basic	$0.03	$(0.01)	$(1.96)	$(0.06)
Basic weighted average shares	5,000	5,005	4,788	4,554
Earnings per common share
—Diluted	$0.03	$(0.01)	$(1.96)	$(0.06)
Diluted weighted average shares	5,008	5,005	4,788	4,554

FISCAL 2008	Q1 FY08	Q2 FY08	Q3 FY08	Q4 FY08
Net sales	$6,310	$9,763	$8,828	$7,724
Gross profit	$2,393	$3,652	$3,625	$3,249
Gross profit %	38%	37%	41%	42%
Net income	$185	$618	$556	$303
Earnings per common share
—Basic	$0.04	$0.12	$0.11	$0.06
Basic weighted average shares	4,727	4,975	4,987	4,995
Earnings per common share
—Diluted	$0.04	$0.12	$0.11	$0.06
Diluted weighted average shares	4,758	5,012	4,993	5,013

(1)	Includes a $638,000 inventory reserve related to a shift in customer requirements.