Form 10-Q
period 2009-06-27
MICRONETICS  INC
filed 2009-08-07
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

As of July 31, 2009, the issuer had 4,553,635 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27, 2009	March 31, 2009
ASSETS
Current assets:
Cash	$388,370	$620,259
Accounts receivable, net of allowance for doubtful accounts of $496,941 and $449,799 at June 27, 2009 and March 31, 2009, respectively	5,571,875	4,980,924
Inventories, net	9,586,563	9,436,210
Deferred tax asset	1,464,958	1,464,958
Prepaid income taxes	1,077,716	1,068,832
Prepaid expenses and other current assets	255,160	276,222

Total current assets	18,344,642	17,847,405

Property, plant and equipment, net	4,650,078	4,703,529
Other assets:
Security deposits	90,376	86,839
Other long term assets	24,730	26,791
Intangible assets, net	1,657,667	1,744,691
Goodwill	1,117,197	1,117,197

Total other assets	2,889,970	2,975,518

TOTAL ASSETS	$25,884,690	$25,526,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,532,810	$1,588,175
Line of credit	4,179,878	3,502,620
Accounts payable	1,265,211	1,070,831
Accrued expenses and other current liabilities	2,739,749	3,141,424
Deferred revenue	200,000	—

Total current liabilities	9,917,648	9,303,050
Long-term debt, net of current portion	2,735,050	3,085,290
Other long-term liability	6,200	6,200
Deferred tax liability	901,722	901,722

Total liabilities	13,560,620	13,296,262

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 issued, 4,553,635 outstanding at June 27, 2009 and March 31, 2009	53,912	53,912
Additional paid-in capital	12,348,265	12,242,320
Retained earnings	2,902,406	2,914,471

	15,304,583	15,210,703
Treasury stock at cost, 837,582 shares at June 27, 2009 and March 31, 2009	(2,980,513)	(2,980,513)

Total shareholders’ equity	12,324,070	12,230,190

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,884,690	$25,526,452

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	June 27, 2009	June 28, 2008
Net sales	$7,912,956	$7,086,657
Cost of sales	5,436,471	4,108,487

Gross profit	2,476,485	2,978,170

Operating expenses:
Research and development	306,422	342,093
Selling, general and administrative	2,023,743	2,199,587
Amortization of intangible assets	87,023	177,106

Total operating expenses	2,417,188	2,718,786

Income from operations	59,297	259,384

Other income (expense):
Interest income	34	13,954
Interest expense	(130,230)	(98,867)
Unrealized gain on interest rate swap	35,683	102,801
Miscellaneous income	14,585	6,355

Total other (expense) income	(79,928)	24,243

(Loss) income before provision for income taxes	(20,631)	283,627
Benefit (provision) for income taxes	8,566	(126,021)

Net (loss) income	$(12,065)	$157,606

(Loss) income per common share
Basic	$—	$0.03

Diluted	$—	$0.03

Weighted average common shares outstanding
Basic	4,553,635	5,000,270
Diluted	4,553,635	5,007,914

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Retained Earnings	Treasury Stock	Total
	Shares	Par Value	Paid-In Capital
Balance at March 31, 2009	4,553,635	$53,912	$12,242,320	$2,914,471	$(2,980,513)	$12,230,190
Stock based compensation	—	—	105,945	—	—	105,945
Net loss	—	—	—	(12,065)	—	(12,065)

Balance at June 27, 2009	4,553,635	$53,912	$12,348,265	$2,902,406	$(2,980,513)	$12,324,070

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended,
	June 27, 2009	June 28, 2008
Cash flow from operating activities:
Net (loss) income	$(12,065)	$157,606
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	378,577	445,344
Stock-based compensation	105,945	209,546
Unrealized gain on interest rate swap	(35,683)	(102,801)
Provision for allowances on accounts receivable	47,142	21,977
Provision for inventory obsolescence and losses	64,510	33,689
Changes in operating assets and liabilities:
Accounts receivable	(638,093)	1,032,632
Inventories	(214,862)	(852,868)
Other long term assets	2,061	2,061
Prepaid income taxes	(8,884)	—
Prepaid expenses, other current assets, and other assets	17,525	(432,862)
Accounts payable	194,379	(319,702)
Accrued expenses	(365,991)	182,736
Deferred revenue	200,000	—

Net cash (used in) provided by operating activities	(265,439)	377,358

Cash flows from investing activities:
Proceeds from sale of investments	—	400,000
Purchase of equipment	(238,103)	(170,698)
MICA acquisition, net of cash acquired	—	20,522

Net cash (used in) provided by investing activities	(238,103)	249,824

Cash flows from financing activities:
Proceeds from line of credit	677,258	—
Repayments on term loan and mortgages	(325,000)	(359,514)
Repayments of capital leases	(80,605)	(881)

Net cash provided by (used in) financing activities	271,653	(360,395)

Net change in cash	(231,889)	266,787
Cash at beginning of period	620,259	3,163,415

Cash at end of period	$388,370	$3,430,202

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$108,220	$100,647

Income taxes	$318	$660,000

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$—	$58,241

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2009. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 27, 2009, the results of operations for the thirteen weeks ended June 27, 2009 and June 28, 2008.

The Company reports its fiscal quarters using the 13-week period ending on the Saturday nearest June 30, September 30 and December 31. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The first quarter of Fiscal 2010 has 88 days as compared to 89 in the first quarter of Fiscal 2009. The Company’s fiscal year end is still March 31.

The results of operations for the thirteen weeks ended June 27, 2009 are not necessarily indicative of the results to be expected for the full year ended March 31, 2010.

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

The consolidated financial statements include the accounts of Micronetics, Inc. (“Micronetics”) and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Microwave Concepts, Inc. (“MicroCon”), Stealth Microwave, Inc. (“Stealth”) and MICA Microwave Corporation (“MICA”).

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

Recently adopted accounting pronouncements—The Provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. On April 1, 2009, the Company implemented the provisions of SFAS 157. The adoption of SFAS 157-2 did not have any effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised), “Business Combinations” (“SFAS 141R”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. SFAS 141R also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. SFAS 141R is effective for any of the Company’s business combinations on or after April 1, 2009. On April 1, 2009, the Company implemented the provisions of SFAS 141R. The adoption of SFAS 141R did not have any effect on the Company’s consolidated financial statements. Prospectively all acquisitions will conform to SFAS No. 141R.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 clarifies the accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for the Company on April 1, 2009. On April 1, 2009, the Company implemented the provisions of SFAS 160. The adoption of SFAS 160 did not have any effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. On April 1, 2009, the Company implemented the provisions of SFAS 161. The adoption of SFAS 161 did not have any effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. On April 1, 2009, the Company implemented the provisions of FSP FAS 142-3. The adoption of FSP FAS 142-3 did not have any effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position (FSP”) Emerging Issue Task Force (EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings and selected financial data, to conform to the provisions of FSP EITF 03-6-1. On April 1, 2009, the Company implemented the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not have any effect on the Company’s consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. On April 1, 2009, the Company implemented the provisions of EITF 08-7. The adoption of EITF 08-7 did not have any effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. On April 1, 2009 the Company adopted FSP FAS 107-1. The adoption of FSP FAS 107-1 did not have any effect on the Company’s consolidated financial statements. See Note 11, “Fair Value Measurements.”

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for the disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 clarifies the period after the balance sheet date that the reporting entity should evaluate events or transactions and clarifies the circumstances that may potentially require recognition or disclosure in the financial statements. Additionally, the reporting entity is required to disclosure the date through which the entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company evaluated its June 27, 2009 financial statements for subsequent events through August 7, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement No. 168, or SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No.168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. SFAS No.168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As a result, SFAS No.168 is effective for the Company for the interim period ending September 26, 2009. The adoption of SFAS No. 168 will not have a material impact on our financial statements. However, the adoption of SFAS No. 168 will change our references to GAAP in our consolidated financial statements.

3. INVENTORIES, NET

At June 27, 2009 and March 31, 2009, inventories consisted of the following:

	June 27, 2009	March 31, 2009
Raw materials	$6,127,977	$6,222,709
Work in process	3,859,344	3,588,857
Finished goods	1,163,896	1,164,901

	11,151,217	10,976,467

Less: allowance for obsolescence	(1,564,654)	(1,540,257)

	$9,586,563	$9,436,210

4. PROPERTY, PLANT AND EQUIPMENT, NET

At June 27, 2009 and March 31, 2009, property, plant and equipment, net consisted of the following:

	June 27, 2009	March 31, 2009
Land	$162,000	$162,000
Buildings and leasehold improvements	1,353,632	1,317,657
Machinery and equipment	10,611,694	10,409,567
Furniture, fixtures and other	244,171	244,171

	12,371,497	12,133,395
Less: accumulated depreciation	(7,721,419)	(7,429,866)

	$4,650,078	$4,703,529

5. INTANGIBLE ASSETS AND GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142), the Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table presents details of the Company’s finite-lived intangible assets as of June 27, 2009 and March 31, 2009 (in thousands):

Intangible Assets	Useful Life (years)	June 27, 2009				March 31, 2009
		Gross Value	Accumulated Amortization	Impairment Charge	Net Value	Gross Value	Accumulated Amortization	Impairment Charge	Net Value
Customer relationships (non-contractual)	3-10	$4,251	$1,778	$1,295	$1,178	$4,251	$1,728	$1,295	$1,228
Covenants not to compete	2	480	480	—	—	480	480	—	—
Order backlog	1	380	380	—	—	380	380	—	—
Trade Name	10	260	54	—	206	260	47	—	213
Developed technology- drawings	5	513	239	—	274	513	209	—	304

Total intangibles		$5,884	$2,931	$1,295	$1,658	$5,884	$2,844	$1,295	$1,745

During the third quarter of Fiscal 2009, the Company recorded an impairment charge of $1,295,000 related to the customer relationship intangible asset of its high performance amplifier business.

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2010	$261
2011	321
2012	314
2013	163
2014	144
Thereafter	455

Total	$1,658

Changes in the carrying amount of goodwill at June 27, 2009 and March 31, 2009 are as follows:

	June 27, 2009	March 31, 2009
Balance at the beginning of the period	$1,117,197	$8,931,944
Impairment charges	—	(7,964,916)
Purchase accounting adjustments	—	150,169

Balance at the end of the period	$1,117,197	$1,117,197

During the third quarter of Fiscal 2009, the Company recorded impairment charges of $7,964,916 related to the goodwill for its high performance amplifier and mixer/ferrite reporting units.

6. ACCRUED EXPENSES

At June 27, 2009 and March 31, 2009 accrued expenses consisted of the following:

	June 27, 2009	March 31, 2009
Unbilled payables	$838,503	$1,125,365
Professional fees	26,438	7,607
Payroll, benefits and related taxes	1,220,955	1,373,688
Warranty	114,004	136,763
Unrealized loss on interest rate swap	244,967	280,650
Miscellaneous	294,882	217,351

	$2,739,749	$3,141,424

Included in accrued payroll are bonuses of $563,320 and $403,322 at June 27, 2009 and March 31, 2009.

7. LONG-TERM DEBT

At June 27, 2009 and March 31, 2009 long-term debt consisted of the following:

	June 27, 2009	March 31, 2009
Term loan	3,900,000	4,225,000
Capital leases	367,860	448,465

Total	4,267,860	4,673,465
Less current portion	(1,532,810)	(1,588,175)

Long-term debt, net of current portion	$2,735,050	$3,085,290

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit, which expires in March 2012. The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At June 27, 2009, our interest rate was 8.95%. The final payment for the term loan is in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At June 27, 2009, our interest rate was 4.56%. The Company had $820,000 available under the line at June 27, 2009.

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses charged to earnings. For the thirteen weeks ended June 27, 2009, the Company recorded an unrealized gain of $35,683 in the statement of operations to reflect the change in estimated fair value for the interest rate swap in the consolidated statement of operations. The net unrealized loss on the interest rate swap amounted to approximately $245,000 at June 27, 2009.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $7.5 million. The Company obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the EBITDA covenants. The Company also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive the EBITDA covenants for the thirteen weeks ended June 27, 2009 and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of the amendment, the interest rate will increase from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for the revolving line of credit and a maximum adjusted LIBOR plus 3.75% for the term loan. The rate decreases to a minimum of LIBOR plus 2.5% based upon future performance. The Company does not expect the change in rate will have a material adverse affect on its cash flows for Fiscal 2010. At June 27, 2009 the Company was in compliance with the terms of its amended bank agreement.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 6.4% to 10.6% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $232,810 for capital lease obligations. Included in long-term debt net of current portion is $135,050 for capital lease obligations. The remaining interest associated with the Company’s capital lease obligations amounts to approximately $24,000 over the lease terms.

8. STOCK OPTION PLANS AND STOCK- BASED COMPENSATION

At June 27, 2009, the Company had two stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Stock Option Plan. In July 2006, the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of June 27, 2009, there were 396,375 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of June 27, 2009 there were 363,000 options outstanding under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the thirteen weeks ended June 27, 2009:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value
Outstanding at March 31, 2009	699,125	$7.78		$—
Granted	69,000	2.77		60,900
Exercised	—	—		—
Canceled	(8,750)	7.50		—

Outstanding at June 27, 2009	759,375	$7.78	4.36	$60,900

Exercisable at June 27, 2009	486,125	$7.71	2.12	$—

The following table sets forth the status of the Company’s non-vested stock options as of June 27, 2009:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2009	314,500	$4.61
Granted	69,000	1.77
Forfeited	(8,000)	4.07
Vested	(102,250)	4.11

Non-vested as of June 27, 2009	273,250	$8.35

During the year ended March 31, 2008, the Company granted options to purchase 10,000 shares of common stock with an exercise price of $8.40 to a former employee. In the fourth quarter of Fiscal 2008, 5,000 options vested and the remaining options vested on July 31, 2008. The options have a contractual life of 10 years. The Company valued the options under SFAS 123(R) at the fair value on the date of grant using the Black-Scholes options-pricing model. The Company recorded $23,981 in compensation expense for the thirteen weeks ended June 28, 2008 related to the non-employee options.

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R) for the thirteen weeks ended June 27, 2009 and June 28, 2008:

	Thirteen Weeks Ended
	June 27, 2009	June 28, 2008
Cost of sales	$10,695	$14,530
Selling, general and administrative	95,250	195,016

Stock-based compensation effect in income before taxes	$105,945	$209,546

Unrecognized stock-based compensation expense related to the unvested options is approximately $1,031,000, and will be recorded over the remaining vesting periods of 2.98 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

The Company granted 25,000 shares of restricted stock to an employee under the 2006 Equity Incentive Plan on November 14, 2007. The shares were issued at a purchase price of $.01 per share. The fair value of the restricted stock was determined based on the fair value of the Company’s common stock on the grant date. Upon issuance of the restricted stock 10,000 shares vested, with the remaining 15,000 shares to vest twenty percent upon the completion of each quarterly period thereafter. The stock fully vested on August 14, 2008. As a result of the issuance of the restricted stock, the Company recognized $39,500 in compensation expense during the thirteen weeks ended June 28, 2008.

There were 69,000 options granted during the thirteen weeks ended June 27, 2009 and 15,000 options granted during the thirteen weeks ended June 28, 2008. The fair value of options issued were estimated at the date of grant with the following weighted-average assumptions for the thirteen weeks ended June 27, 2009 and June 28, 2008.

	June 27, 2009	June 28, 2008
Risk free interest rate	2.93%	3.55%
Expected life	6.25 years	6.13 years
Expected volatility	67.09 – 69.42%	61%
Forfeiture rate	2.92%	2.92%
Expected dividend yield	0%	0%

The per share weighted average fair value of stock options granted for the thirteen weeks ended June 27, 2009 and June 28, 2008 was $1.77 and $4.15, respectively.

9. INCOME TAXES

The Company’s effective tax rate was 42% and 44% for the thirteen weeks ended June 27, 2009 and June 28, 2008.

The Company’s adoption of FIN No. 48 on April 1, 2007 resulted in the recognition of $96,443 of previously uncertain tax benefits which, in accordance with FIN No. 48, the cumulative amount was accounted for as an adjustment to the April 1, 2007 retained earnings balance in the first quarter of Fiscal 2008.

The amount of uncertain tax benefits as of June 27, 2009 was $6,200, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax position as a component of income tax expense, if any.

As of April 1, 2009, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is open to examination for tax years March 31, 2006 through 2008.

10. EARNINGS PER SHARE

Basic (loss) earnings per share, or EPS, is computed based on the net loss or income for each period divided by the weighted average actual shares outstanding during the period. Diluted (loss) earnings per share is computed based on the net loss or income per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended June 27, 2009 and June 28, 2008 are:

	Thirteen Weeks Ended
	June 27, 2009	June 28, 2008
Net (loss) income	$(12,065)	$157,606
Weighted average shares outstanding	4,553,635	5,000,270
Basic (loss) earnings per share	$—	$0.03
Common stock equivalents	—	7,644
Weighted average common and common equivalent shares outstanding	4,553,635	5,007,914
Diluted (loss) earnings per share	$—	$0.03

11. FAIR VALUE MEASUREMENTS

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, consistent with SFAS 157, include the following as of June 27, 2009.

	Fair Value Measurements at June 27, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 27, 2009
Money market fund	—	$332,000	—	$332,000
Interest rate swap	—	$245,000	—	$245,000

The following provides a summary of the change in fair value for the interest rate swap as of June 27, 2009:

Balance at April 1, 2009	$280,000
Unrealized gain	(35,000)

Balance at June 27, 2009	$245,000

The fair value of the money market fund was determined by using available market prices for the underlying securities. There has been no change in the fair value of the money market fund since March 31, 2009. The fair value of the interest rate swap was determined by using a market driven valuation model using the LIBOR rate forecast applied to common intervals for the remaining term of the interest rate swap.

12. RELATED PARTY TRANSACTION

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

Forward Looking Statements

Certain statements in this report contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate and are merely our current predictions of future events. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described here, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and in the other documents that we file with the Securities and Exchange Commission. We assume no obligation to update our forward-looking statements to reflect new information or developments.

An investment in our common stock involves a high degree of risk. We urge readers to review carefully the risk factors described herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

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

There have been no changes to our critical accounting policies from those described in our annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

Results of Operations

Thirteen Weeks Ended June 27, 2009 compared to June 28, 2008

Net sales

Net sales for the thirteen weeks ended June 27, 2009 (“Q1 FY 10”) were $7,912,956, an increase of $826,299, or 12% as compared to $7,086,657 for the thirteen weeks ended June 28, 2008 (“Q1 FY 09”). The increase in net sales is primarily attributable to an increase in sales of integrated component sub-systems.

Gross profit margin

Gross margin for Q1 FY 10 was approximately 31% as compared to 42% for Q1 FY 09. The decrease is due primarily to weakness in our commercial components and start-up costs associated with the March 2009 acquisition of our RFID product line.

Research and development

Research and development (“R&D”) expense for Q1 FY 10 was $306,422 as compared to $342,093 for Q1 FY 09 or a decrease of $35,671 or 1%. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities. The amount of reduction in research and development expense in Q1 FY 10 as compared to FY Q1 09 reflects normal variability in the context of our product development requirements. We expect total year research and development expense for Fiscal 2010 to be lower than Fiscal 2009 due to lower spending requirements for in-flight, high-speed internet transceiver and commercial telecom products.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for Q1 FY 10 was $2,023,743 as compared to $2,199,587 for Q1 FY 09, representing a decrease of $175,844 or 8%. Approximately half of the reduction is due to cost reductions in our commercial components business, which have experienced sales and margin erosion. The remaining other half of the reduction is primarily due to lower non-cash stock compensation expense.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to the acquisitions of Stealth, MICA and RFID was $87,023 in Q1 FY 10 as compared to $177,106 in Q1 FY 09 or a decrease of $90,083. Approximately $110,000 of the decrease was due to an intangible asset impairment charge, which we recorded in the third quarter of Fiscal 2009, which was offset in part by an increase of approximately $20,000 associated with the acquisition of our RFID product line.

Interest expense

Interest expense for Q1 FY 10 was $130,230 as compared to $98,867 for Q1 FY 09 or an increase of $31,363. The increase was primarily due to higher average borrowings during Q1 FY 10 offset in part by lower average interest rates.

Interest rate swap

An unrealized gain of $35,683 was recorded for Q1 FY 10 as compared to $102,801 recorded in Q1 FY 09 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate for Q1 FY 10 was 42% as compared to 44% for Q1 FY 09.

Backlog

Our backlog is approximately $27 million as of June 27, 2009 as compared to approximately $23 million as of June 28, 2008. The increase in our backlog is primarily a result of orders for integrated sub-assemblies.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash equivalents and marketable securities was $388,370 and $620,259, respectively, at June 27, 2009 and March 31, 2009. Working capital defined as accounts receivable, inventory, prepaid expenses, other current assets net of accounts payable and accrued expenses was $12,486,354 and $11,549,933 at June 27, 2009 and March 31, 2009, respectively. Borrowings under our revolving line of credit were $4,179,878 and $3,502,620 at June 27, 2009 and March 31, 2009, respectively.

Our current ratio was approximately 1.84 at June 27, 2009 as compared to 1.92 at March 31, 2009.

Net cash used in operating activities was $265,439 in Q1 FY 10 compared to cash provided by operating activities of $377,358 during Q1 FY 09. In Q1 FY 10, cash provided by net loss after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $548,000. Approximately $814,000 was used to fund working capital needs, principally receivables of approximately $.6 million and inventory of approximately $.2 million.

In Q1 FY 09, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $765,000. Approximately $388,000 was used to fund working capital needs. Of this amount, approximately $1 million was provided by the collection of receivables offset by approximately $.9 million used to fund increases in inventory. Approximately $0.4 million was used to fund prepaid expenses and approximately $.1 million was used to fund accounts payable and accrued expenses.

Net cash used in investing activities was $238,103 during Q1 FY 10 as compared to cash provided by investing activities of $249,824 in Q1 FY 09. Q1 FY 10 investing activities was solely comprised of purchased equipment. In Q1 FY 09, we sold investments of $.4 million offset by purchased equipment of $.2 million.

Net cash provided by financing activities was $271,653 during Q1 FY 10 as compared to cash used in financing activities of $360,395 during Q1 FY 09.

In Q1 FY 10, we borrowed approximately $.7 million from our line of credit and repaid term debt and capital lease obligations of approximately $.4 million. In Q1 FY 09, we repaid mortgage and term debt obligations of approximately $.4 million.

In summary, during Q1 FY 10 we used cash of approximately $.2 million and drew on our revolving line of credit for an additional approximately $.7 million for a total use of approximately $.9 million. We generated cash of approximately $.6 million from net income after adjusting for non-cash items. We used approximately $.8 million to fund accounts receivable and inventory, approximately $.4 million to repay debt and approximately $.2 million for capital expenditures.

In Q1 FY 10, we applied for a federal tax refund associated with our prepaid tax asset. In July, we received the refund in the amount of approximately $850,000.

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

The term loan is guaranteed by our subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At June 27, 2009, our interest rate was 8.95%. The final payment for the term loan is in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At June 27, 2009, our interest rate was 4.56%. We had $.8 million available under the line at June 27, 2009. The revolving line of credit expires in March 2012.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of

1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $7.5 million. We obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the EBITDA covenants. We also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive our EBITDA covenants for the thirteen weeks ended June 27, 2009 and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of our amendment, our interest rate will increase from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for our revolving line of credit and a maximum adjusted LIBOR plus 3.75% for our term loan. The rate decreases to a minimum of LIBOR plus 2.5% based upon future performance. We do not expect the change in rate will have a material adverse affect on our cash flows for Fiscal 2010. At June 27, 2009 we were in compliance with the terms of our amended bank agreement.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 6.4% to 10.6% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $232,810 for capital lease obligations. Included in long-term debt net of current portion is $135,050 for capital lease obligations. The remaining interest associated with our capital lease obligations amounts to approximately $24,000 over the lease terms.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, other than operating leases that have or are, in the opinion of management, likely to have a current or future material effect on our financial statements.

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

Evaluation of disclosure controls and procedures—As of June 27, 2009, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2009 to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control—In the first quarter of Fiscal 2010, the Company revised its internal control over financial reporting to remediate the material weakness identified in the fourth quarter of Fiscal 2009 described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The material weakness related to the Company’s accounting for income taxes. The changes made to the Company’s internal controls included the establishment of enhanced review procedures of third party prepared work papers by Company personnel as well as the requirement that the third party preparer also institute enhanced internal review procedures. Other than the previously described changes, there were no other significant changes in the Company’s internal controls over financial reporting that occurred during the first quarter of Fiscal 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. You should consider carefully all of the material risks described herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and in our other documents filed with the Securities and Exchange Commission, as well as the cautionary statements made elsewhere in the Annual Report and in this report, before making a decision to invest in our securities. Such cautionary statements are applicable to all forward-looking statements wherever they appear in this report. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Amendment and Waiver To Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated June 26, 2009 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by the Company on June 29, 2009).

10.2	Mortgage and Security Agreement, by and between, Micronetics, Inc., and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated June 26, 2009 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed by the Company on June 29, 2009).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: August 7, 2009	By:	/S/ DAVID ROBBINS
David Robbins,
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: August 7, 2009	By:	/S/ CARL LUEDERS
Carl Lueders,
Acting Chief Financial Officer (Principal Financial and Accounting Officer)