Form 10-Q
period 2009-09-26
MICRONETICS  INC
filed 2009-11-06
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

As of October 31, 2009, the issuer had 4,553,635 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 26, 2009	March 31, 2009
ASSETS
Current assets:
Cash	$542,761	$620,259
Accounts receivable, net of allowance for doubtful accounts of $511,763 and $449,799 at September 26, 2009 and March 31, 2009, respectively	6,335,915	4,980,924
Inventories, net	9,722,254	9,436,210
Deferred tax asset	1,464,958	1,464,958
Prepaid income taxes	462,750	1,068,832
Prepaid expenses and other current assets	271,599	276,222

Total current assets	18,800,237	17,847,405

Property, plant and equipment, net	4,852,807	4,703,529
Other assets:
Security deposits	98,309	86,839
Other long term assets	22,669	26,791
Intangible assets, net	1,570,643	1,744,691
Goodwill	1,117,197	1,117,197

Total other assets	2,808,818	2,975,518

TOTAL ASSETS	$26,461,862	$25,526,452

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,460,061	$1,588,175
Line of credit	4,231,478	3,502,620
Accounts payable	1,590,353	1,070,831
Accrued expenses and other current liabilities	3,123,295	3,141,424
Deferred revenue	200,000	—

Total current liabilities	10,605,187	9,303,050
Long-term debt, net of current portion	2,390,746	3,085,290
Other long-term liability	6,333	6,200
Deferred tax liability	901,722	901,722

Total liabilities	13,903,988	13,296,262

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 issued, 4,553,635 outstanding at September 26, 2009 and March 31, 2009	53,912	53,912
Additional paid-in capital	12,395,746	12,242,320
Retained earnings	3,088,729	2,914,471

	15,538,387	15,210,703
Treasury stock at cost, 837,582 shares at September 26, 2009 and March 31, 2009	(2,980,513)	(2,980,513)

Total shareholders’ equity	12,557,874	12,230,190

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,461,862	$25,526,452

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	September 26, 2009	September 27, 2008
Net sales	$8,820,211	$6,545,453
Cost of sales	5,938,582	4,475,991

Gross profit	2,881,629	2,069,462

Operating expenses:
Research and development	539,640	388,473
Selling, general and administrative	1,812,821	1,707,000
Amortization of intangible assets	87,023	160,857

Total operating expenses	2,439,484	2,256,330

Income (loss) from operations	442,145	(186,868)

Other income (expense):
Interest income	34	14,707
Interest expense	(138,213)	(91,790)
Unrealized gain on interest rate swap	18,927	11,067
Miscellaneous income	157	5,031

Total other expense	(119,095)	(60,985)

Income (loss) before provision for income taxes	323,050	(247,853)
Provision (benefit) for income taxes	136,727	(181,253)

Net income (loss)	$186,323	$(66,600)

Income (loss) per common share
Basic	$0.04	$(0.01)

Diluted	$0.04	$(0.01)

Weighted average common shares outstanding
Basic	4,553,635	5,005,214
Diluted	4,553,956	5,005,214

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twenty-Six Weeks Ended
	September 26, 2009	September 27, 2008
Net sales	$16,733,167	$13,632,110
Cost of sales	11,375,053	8,584,478

Gross profit	5,358,114	5,047,632

Operating expenses:
Research and development	846,062	730,566
Selling, general and administrative	3,836,564	3,906,587
Amortization of intangible assets	174,046	337,963

Total operating expenses	4,856,672	4,975,116

Income from operations	501,442	72,516

Other income (expense):
Interest income	68	28,661
Interest expense	(268,443)	(190,657)
Unrealized gain on interest rate swap	54,610	113,868
Miscellaneous income	14,742	11,386

Total other expense	(199,023)	(36,742)

Income before provision for income taxes	302,419	35,774
Provision (benefit) for income taxes	128,161	(55,232)

Net income	$174,258	$91,006

Earnings per common share
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

Weighted average common shares outstanding
Basic	4,553,635	5,002,742
Diluted	4,553,981	5,007,849

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at March 31, 2009	4,553,635	$53,912	$12,242,320	$2,914,471	$(2,980,513)	$12,230,190
Stock based compensation	—	—	153,426	—	—	153,426
Net income	—	—	—	174,258	—	174,258

Balance at September 26, 2009	4,553,635	$53,912	$12,395,746	$3,088,729	$(2,980,513)	$12,557,874

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended,
	September 26, 2009	September 27, 2008
Cash flow from operating activities:
Net income	$174,258	$91,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	760,151	873,601
Stock-based compensation	153,426	381,768
Unrealized gain on interest rate swap	(54,610)	(113,868)
Provision for allowances on accounts receivable	61,965	13,354
Provision for inventory obsolescence and losses	136,299	118,487
Changes in operating assets and liabilities:
Accounts receivable	(1,416,954)	1,324,737
Inventories	(422,343)	(1,763,234)
Other long term assets	4,122	4,122
Prepaid income taxes	606,215	(1,436,260)
Prepaid expenses, other current assets, and other assets	(6,848)	12,806
Accounts payable	519,521	(476,281)
Accrued expenses	36,481	(211,012)
Deferred revenue	200,000	382,052

Net cash provided by (used in) operating activities	751,683	(798,722)

Cash flows from investing activities:
Proceeds from sale of investments	—	400,000
Purchase of equipment	(735,382)	(464,754)
MICA acquisition, net of cash acquired	—	20,522

Net cash used in investing activities	(735,382)	(44,232)

Cash flows from financing activities:
Proceeds from line of credit	728,858	—
Repayments on term loan and mortgages	(650,000)	(719,551)
Repayments of capital leases	(172,657)	(11,001)

Net cash used in financing activities	(93,799)	(730,552)

Net change in cash	(77,498)	(1,573,506)
Cash at beginning of period	620,259	3,163,415

Cash at end of period	$542,761	$1,589,909

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$226,697	$199,959

Income taxes	$(478,054)	$1,402,000

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$—	$58,241

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2009. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 26, 2009 and the results of operations for the thirteen and twenty-six weeks ended September 26, 2009 and September 27, 2008.

The Company reports its fiscal quarters using the 13-week period ending on the Saturday nearest June 30, September 30 and December 31. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The second quarter of Fiscal 2010 has 91 days as compared to 91 in the second quarter of Fiscal 2009. The Company’s fiscal year end is March 31.

The results of operations for the thirteen and twenty-six weeks ended September 26, 2009 are not necessarily indicative of the results to be expected for the full year ended March 31, 2010.

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

The consolidated financial statements include the accounts of Micronetics, Inc. (“Micronetics”) and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Microwave Concepts, Inc. (“MicroCon”), Stealth Microwave, Inc. (“Stealth”) and MICA Microwave Corporation (“MICA”). All intercompany activity has been eliminated.

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

The Company enters into contracts for production of highly customized microwave and radio frequency components and integrated sub-assemblies which it records revenue based on the percentage of completion method (assuming all other requirements for revenue recognition have been satisfied) typically using labor hours to measure progress toward completion of the contract as the Company has determined this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. Deferred revenue represents billings in excess of revenue recognized.

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated costs of product warranties are accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics offers a one-year warranty.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Recently adopted accounting pronouncements—On April 1, 2009, the Company implemented the provisions ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. The Provisions of ASC 820, as issued, are effective for the fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board, or FASB delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The adoption of this standard did not have any effect on the Company’s consolidated financial statements.

On April 1, 2009, the Company implemented the provisions of ASC 805 “Business Combinations” (“ASC 805”) which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired. The standard now requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. ASC 805 also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. This standard is effective for any of the Company’s business combinations on or after April 1, 2009. The adoption of this standard did not have any effect on the Company’s consolidated financial statements.

On April 1, 2009, the Company implemented the provisions of ASC 810-10-65-1 “Consolidation” (“ASC 810-10-65-1”). This standard clarifies the accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. The adoption of this standard did not have any effect on the Company’s consolidated financial statements.

On April 1, 2009, the Company implemented the provisions of ASC 815-10-65 “Derivatives and Hedging” (“ASC 815-10-65”), which expands the disclosure requirements about an entity’s derivative instruments and hedging activities. This standard is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have any effect on the Company’s consolidated financial statements.

On April 1, 2009, the Company implemented the provisions ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. The intent of the amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This amendment is effective for fiscal years beginning after December 15, 2008. The adoption of this amendment which did not have any effect on the Company’s consolidated financial statements.

On April 1, 2009, the Company implemented the provisions of ASC 260-10 “Earnings Per Share” (“ASC 260-10”), which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for fiscal years beginning after December 15, 2008. Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings and selected financial data, to conform to the provisions of the new standard. The adoption of this standard did not have any effect on the Company’s consolidated financial statements.

On April 1, 2009, the Company implemented the provisions of ASC 350-30 “Intangibles-Goodwill and Other” (“ASC 350-30”), which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. This standard requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. This standard is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this standard which did not have any effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65-1 “Financial Instruments”, which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. On April 1, 2009 the Company adopted this standard which did not have any effect on the Company’s consolidated financial statements. See Note 11, “Fair Value Measurements.”

In May 2009, the FASB issued ASC 855-10 “Subsequent Events”. This ASC establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this ASC requires us to evaluate all subsequent events that occur after the balance sheet date through the date and time our financial statements are issued. This standard is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company evaluated its September 26, 2009 financial statements for subsequent events through November 6, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the FASB, issued ASC 105 which is the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This standard will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted this standard for the interim period ending September 26, 2009. The adoption of this standard did not have a material impact on our financial statements. However, it did change our references to GAAP in our consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Recently issued accounting pronouncements—In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. SFAS No. 166 also expands the disclosure requirements for such transactions. SFAS No. 166 is currently not included in the Codification. This standard will become effective for us on April 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This statement will become effective for us on April 1, 2010. SFAS No. 167 is currently not included in the Codification. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC 820, “Fair Value Measurements,” by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU will become effective for us on October 1, 2009 and is not expected to have a significant impact on the measurement of our liabilities as of that date.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which amends ASC 820-10, “Fair Value Measurements and Disclosures—Overall.” ASU No. 2009-12 permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. This ASU also requires expanded disclosures. This guidance will become effective for us October 1, 2009 and will not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. INVENTORIES, NET

At September 26, 2009 and March 31, 2009, inventories consisted of the following:

	September 26, 2009	March 31, 2009
Raw materials	$6,451,747	$6,222,709
Work in process	3,521,936	3,588,857
Finished goods	1,385,015	1,164,901

	11,358,698	10,976,467
Less: allowance for obsolescence	(1,636,444)	(1,540,257)

	$9,722,254	$9,436,210

4. PROPERTY, PLANT AND EQUIPMENT, NET

At September 26, 2009 and March 31, 2009, property, plant and equipment, net consisted of the following:

	September 26, 2009	March 31, 2009
Land	$162,000	$162,000
Buildings and leasehold improvements	2,049,616	1,317,657
Machinery and equipment	10,412,990	10,409,567
Furniture, fixtures and other	244,171	244,171

	12,868,777	12,133,395
Less: accumulated depreciation	(8,015,970)	(7,429,866)

	$4,852,807	$4,703,529

5. INTANGIBLE ASSETS AND GOODWILL

In accordance with Goodwill-Intangibles and Other standards the Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table presents details of the Company’s finite-lived intangible assets as of September 26, 2009 and March 31, 2009 (in thousands):

	Useful Life (years)	September 26, 2009			March 31, 2009
Intangible Assets		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Impairment Charge	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$1,829	$1,127	$4,251	$1,728	$1,295	$1,228
Trade name	10	260	60	200	260	47	—	213
Developed technology-drawings	5	513	269	244	513	209	—	304

Total intangibles		$3,729	$2,158	$1,571	$5,024	$1,984	$1,295	$1,745

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2010	$174
2011	321
2012	314
2013	163
2014	144
Thereafter	455

Total	$1,571

Changes in the carrying amount of goodwill at September 26, 2009 and March 31, 2009 are as follows:

	September 26, 2009	March 31, 2009
Balance at the beginning of the period	$1,117,197	$8,931,944
Impairment charges	—	(7,964,916)
Purchase accounting adjustments	—	150,169

Balance at the end of the period	$1,117,197	$1,117,197

During the third quarter of Fiscal 2009, the Company recorded impairment charges of $7,964,916 related to the goodwill for its high performance amplifier and mixer/ferrite reporting units.

6. ACCRUED EXPENSES

At September 26, 2009 and March 31, 2009 accrued expenses consisted of the following:

	September 26, 2009	March 31, 2009
Unbilled payables	$1,155,989	$1,125,365
Professional fees	24,339	7,607
Payroll, benefits and related taxes	1,135,195	1,373,688
Warranty	182,827	136,763
Unrealized loss on interest rate swap	226,040	280,650
Miscellaneous	398,905	217,351

	$3,123,295	$3,141,424

Included in accrued payroll are bonuses of $376,924 and $403,322 at September 26, 2009 and March 31, 2009.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. LONG-TERM DEBT

At September 26, 2009 and March 31, 2009 long-term debt consisted of the following:

	September 26, 2009	March 31, 2009
Term loan	3,575,000	4,225,000
Capital leases	275,807	448,465

Total	3,850,807	4,673,465
Less current portion	(1,460,061)	(1,588,175)

Long-term debt, net of current portion	$2,390,746	$3,085,290

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit, which expires in March 2012. The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At September 26, 2009, our interest rate was 8.95%. The final payment for the term loan is in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At September 26, 2009, our interest rate was 4.51%. The Company had $768,000 available under the line at September 26, 2009.

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses charged to earnings. For the twenty-six weeks ended September 26, 2009 and September 27, 2008, the Company recorded an unrealized gain of $54,610 and $113,868, respectively in the statement of operations to reflect the change in estimated fair value for the interest rate swap. The net unrealized loss on the interest rate swap amounted to approximately $226,000 at September 26, 2009.

Under the terms of the term loan and the revolver, The Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $7.5 million. The Company obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the EBITDA covenants. The Company also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive the EBITDA covenants and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of the amendment, the interest rate increased from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for the revolving line of credit and a maximum adjusted LIBOR plus 3.75% for the term loan. The rate decreases to a minimum of LIBOR plus 2.5% based upon future performance. The Company does not expect the change in rate will have a material adverse affect on its cash flows for Fiscal 2010. In October 2009 the Company obtained an additional waiver and amendment to the quarterly EBITDA covenants and remain in compliance with the amended bank covenants. The Company obtained the additional waiver and amendment because the second quarter EBITDA test did not anticipate an acceleration of EBITDA into the first quarter and out of the second quarter.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 6.4% to 10.6% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $160,061 for capital lease obligations. Included in long-term debt net of current portion is $115,747 for capital lease obligations. The remaining interest associated with the Company’s capital lease obligations amounts to approximately $18,000 over the lease terms.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

At September 26, 2009, the Company had two stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Stock Option Plan. In July 2006, the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of September 26, 2009, there were 385,300 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of September 26, 2009 there were 209,500 options outstanding under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the twenty-six weeks ended September 26, 2009:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value
Outstanding at March 31, 2009	699,125	$7.78		$—
Granted	72,000	2.81		41,610
Exercised	—	—		—
Canceled	(176,325)	7.89		—

Outstanding at September 26, 2009	594,800	$7.15	3.26	$41,610

Exercisable at September 26, 2009	436,550	$7.70	1.40	$—

The following table sets forth the status of the Company’s non-vested stock options as of September 26, 2009:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2009	314,500	$4.61
Granted	72,000	1.80
Forfeited	(126,000)	5.00
Vested	(102,250)	4.63

Non-vested as of September 26, 2009	158,250	$3.35

During the fiscal year ended March 31, 2008, the Company granted options to purchase 10,000 shares of common stock with an exercise price of $8.40 to a former employee. In the fourth quarter of Fiscal 2008, 5,000 options vested and the remaining options vested on July 31, 2008. The options have a contractual life of 10 years. The Company valued the options at the fair value on the date of grant using the Black-Scholes options-pricing model. The Company recorded $32,150 in compensation expense for the twenty-six weeks ended September 27, 2008 related to the non-employee options.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the effects of stock-based compensation for the thirteen weeks ended September 26, 2009 and September 27, 2008:

	Thirteen Weeks Ended
	September 26, 2009	September 27, 2008
Cost of sales	$10,005	$15,373
Selling, general and administrative	37,476	156,849

Stock-based compensation effect in income before taxes	$47,481	$172,222

The following table summarizes the effects of stock-based compensation for the twenty-six weeks ended September 26, 2009 and September 27, 2008:

	Twenty-Six Weeks Ended
	September 26, 2009	September 27, 2008
Cost of sales	$20,700	$29,903
Selling, general and administrative	132,726	351,865

Stock-based compensation effect in income before taxes	$153,426	$381,768

Unrecognized stock-based compensation expense related to the unvested options is approximately $355,000, and will be recorded over the remaining vesting periods of 2.98 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

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

There were 3,000 options granted during the thirteen weeks ended September 26, 2009 and 3,000 options granted during the thirteen weeks ended September 27, 2008. The fair value of options issued were estimated at the date of grant with the following weighted-average assumptions for the thirteen weeks ended September 26, 2009 and September 27, 2008.

	September 26, 2009	September 27, 2008
Risk free interest rate	2.81%	3.23%
Expected life	6.25 years	6.13 years
Expected volatility	70.04%	58.9%
Forfeiture rate	2.92%	2.92%
Expected dividend yield	0%	0%

The per share fair value of stock options granted for the thirteen weeks ended September 26, 2009 and September 27, 2008 was $2.41 and $3.95, respectively.

9. INCOME TAXES

The Company’s effective tax rate was 42% and 44% for the thirteen weeks ended September 26, 2009 and September 27, 2008.

The amount of uncertain tax benefits as of September 26, 2009 was $6,333, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax position as a component of income tax expense, if any.

As of April 1, 2009, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is open to examination for tax years March 31, 2006 through 2008.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

10. EARNINGS PER SHARE

Basic earnings (loss) per share, or EPS, is computed based on the net income or loss for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings (loss) per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended September 26, 2009 and September 27, 2008 are:

	Thirteen Weeks Ended
	September 26, 2009	September 27, 2008
Net income (loss)	$186,323	$(66,600)
Weighted average shares outstanding	4,553,635	5,005,214
Basic earnings (loss) per share	$0.04	$(0.01)
Common stock equivalents	321	—
Weighted average common and common equivalent shares outstanding	4,553,956	5,005,214
Diluted earnings (loss) per share	$0.04	$(0.01)

The computations of basic and diluted EPS for the twenty-six weeks ended September 26, 2009 and September 27, 2008 are:

	Twenty-Six Weeks Ended
	September 26, 2009	September 27, 2008
Net income	$174,258	$91,006
Weighted average shares outstanding	4,553,635	5,002,742
Basic earnings per share	$0.04	$0.02
Common stock equivalents	346	5,107
Weighted average common and common equivalent shares outstanding	4,553,981	5,007,849
Diluted earnings per share	$0.04	$0.02

11. FAIR VALUE MEASUREMENTS

The Company assesses fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this standard establishes a three-tier value hierarchy, which prioritizes, in descending order, the inputs used in measuring fair value as follows:

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of September 26, 2009.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements at September 26, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 26, 2009
Money market fund	—	$475,000	—	$475,000
Interest rate swap	—	$226,000	—	$226,000

The following provides a summary of the change in fair value for the interest rate swap as of September 26, 2009:

Balance at March 31, 2009	$280,000
Unrealized gain	(54,000)

Balance at September 26, 2009	$226,000

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

The carrying amounts reported in the consolidated balance sheet for cash, investments, trade receivables, accounts payable, and accrued expenses approximate fair value because of the relatively short maturity of these instruments.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts, inventory valuation and obsolescence, long-lived assets, business combination purchase price allocation for acquired businesses and goodwill impairment, stock-based compensation, warranty obligations, and the valuation allowance on our deferred tax asset. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to our critical accounting policies from those described in our annual report on Form 10-K for the fiscal year ended March 31, 2009.

Recent Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Notes to Consolidated Financial Statements – Note 2.

Overview

Micronetics designs and manufactures high performance microwave and radio frequency (RF) components and integrated multifunction subassemblies used in a variety of commercial wireless, defense and aerospace products, including satellite communications, electronic warfare and electronic counter-measures. We also manufacture and design test equipment, subassemblies and components used to test the strength, durability and integrity of signals in communications equipment. Our products are embedded in a variety of radars, electronic warfare systems, guidance systems, wireless telecommunications and satellite equipment.

We sell our products primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of our customers are prime contractors for defense applications and/or Fortune 500 companies with world-wide operations.

A key driver of demand for our products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, testing is critical for the rapid commercialization of reliable products necessitated by broadband and wireless communication technologies. As the speed to market challenges increase, larger companies are relying increasingly on other companies to manufacture a module or an integrated subassembly. This module or subassembly is then integrated by the larger company into a piece of equipment and sold to a customer. Micronetics has been seeking to capitalize on this trend by increasing its capability to manufacture integrated subassemblies. Our goal is to leverage our high power and noise technology to continue to be a highly reliable supplier of integrated microwave subsystems.

Results of Operations

Thirteen Weeks Ended September 26, 2009 compared to September 27, 2008

Net sales

Net sales for the thirteen weeks ended September 26, 2009 (“Q2 FY 10”) were $8,820,211, an increase of $2,274,758, or 35% as compared to $6,545,453 for the thirteen weeks ended September 27, 2008 (“Q2 FY 09”). Approximately $0.7 million of the increase is due to our recently acquired RFID technology and is for the beta test portion of a purchase agreement containing an option for full scale production roll-out upon successful completion of this phase. The beta test is currently underway. Approximately $0.6 million of the increase is due to a contract for components for a space based application. We expect this contract to be largely completed by the fourth quarter of Fiscal 2010. Approximately $0.6 million of the increase is due to an increase in sales of integrated component sub-systems for defense jamming and electronic system modernization applications. Approximately $0.4 million of the increase is due to component sales.

Gross margin

Gross margin for Q2 FY 10 was approximately 33% as compared to 32% for Q2 FY 09. The gross margin increased due to improved margins in commercial components and was offset to some degree by start-up costs to support our growing backlog related to integrated component sub-systems.

Research and development

Research and development (“R&D”) expense for Q2 FY 10 was $539,640 as compared to $388,473 for Q2 FY 09 or an increase of $151,167 or 39%. The increase in R&D spending is due to a new high power, digital pre-distortion amplifier product line for commercial applications and a complex integrated assembly for a defense application which more than offset decreased spending on an in-flight high-speed internet transceiver product. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities. We expect total year research and development expense for Fiscal 2010 to be lower than Fiscal 2009 due to lower spending requirements for in-flight, high-speed internet transceiver and commercial telecom products.

Selling, general and administrative

Selling, general and administrative expense for Q2 FY 10 was $1,812,821 as compared to $1,707,000 for Q2 FY 09, representing a increase of $105,821 or 6%. Stock compensation expense decreased by approximately $120,000. Approximately half of the decrease is due to forfeitures and the remainder is due primarily to options being fully expensed. Bad debt expense increased by approximately $110,000 and all other expenses increased by approximately $115,000 as compared to Q2 FY 09.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to the acquisitions of Stealth, MICA and RFID was $87,023 in Q2 FY 10 as compared to $160,857 in Q2 FY 09 or a decrease of $73,834. Approximately $104,000 of the decrease was due to an intangible asset impairment charge, which we recorded in the third quarter of Fiscal 2009, which was offset in part by an increase of approximately $20,000 associated with the acquisition of our RFID product line.

Interest expense

Interest expense for Q2 FY 10 was $138,213 as compared to $91,790 for Q2 FY 09 or an increase of $46,423. The increase was primarily due to higher average borrowings during Q2 FY 10 and to a lesser degree by slightly higher average borrowings in the first two quarters of Fiscal 2010.

Interest rate swap

An unrealized gain of $18,927 was recorded for Q2 FY 10 as compared to $11,067 recorded in Q2 FY 09 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate for Q2 FY 10 was 42% as compared to 44% for Q2 FY 09.

Backlog

Our backlog is approximately $31 million as of September 26, 2009 as compared to approximately $20 million as of September 27, 2008. The increase in our backlog is primarily a result of orders for integrated sub-assemblies.

Twenty-Six Weeks Ended September 26, 2009 compared to September 27, 2008

Net sales

Net sales for the twenty-six weeks ended September 26, 2009 were $16,733,167, an increase of $3,101,057, or 23% as compared to $13,632,110 for the twenty-six weeks ended September 27, 2008. Of the increase approximately $1.6 million is due to an increase in sales of integrated component sub-systems for defense jamming and electronic system modernization applications. Approximately $0.7 million of the increase is due to our recently acquired RFID technology and is for the beta test portion of a purchase agreement containing an option for full scale production roll-out upon successful completion of this phase. The beta test is currently underway. Approximately $0.7 million of the increase is due to a contract for components for a space based application. We expect this contract to be largely completed by the fourth quarter of Fiscal 2010.

Gross margin

Gross margin decreased to 32% for the twenty-six weeks ended September 26, 2009 as compared to 37% for the twenty-six weeks ended September 27, 2008. The decrease in gross margin was due to lower margins related to weakness in commercial components, start-up costs associated with the March 2009 acquisition of our RFID product line and start-up costs to support our growing backlog related to integrated component sub-systems.

Research and development

Research and development (“R&D”) expense was $846,062 an increase of $115,496 for the twenty-six weeks ended September 26, 2009 as compared to $730,566 for the twenty-six weeks ended September 27, 2008. The increase in R&D spending is due to a new high power, digital pre-distortion amplifier product line for commercial applications and a complex integrated assembly for a defense application which more than offset decreased spending on an in-flight high-speed internet transceiver product. We expect total year research and development expense for Fiscal 2010 to be lower than Fiscal 2009 due to lower spending requirements for in-flight, high-speed internet transceiver and commercial telecom products.

Selling, general and administrative

Selling, general and administrative expense was $3,836,564 a decrease of $70,023 for the twenty-six weeks ended September 26, 2009 as compared to $3,906,587 for the twenty-six weeks ended September 27, 2008. Stock compensation decreased by approximately $228,000. Approximately $55,000 of the decrease is due to forfeitures and the remainder is primarily due to options being fully expensed. In addition, bad debt expense increased by approximately $127,000.

Amortization expense

Amortization expense attributable to the intangible assets related to the acquisition of Stealth, MICA and RFID was $174,046 for the twenty-six weeks ended September 26, 2009 as compared to $337,963 for the twenty-six weeks ended September 27, 2008 or a decrease of $163,917. Approximately $215,000 of the decrease was due to an intangible asset impairment charge, which we recorded in the third quarter of Fiscal 2009, which was offset in part by an increase of approximately $40,000 associated with the acquisition of our RFID product line.

Interest rate swap

An unrealized gain of $54,610 was recorded for the twenty-six weeks ended September 26, 2009 as compared to an unrealized gain of $113,868 for the twenty-six weeks ended September 27, 2008 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 42% for the twenty-six weeks ended September 26, 2009 as compared to 44% for the twenty-six weeks ended September 27, 2008. In addition, we recorded $72,000 in uncertain tax benefits in the tax provision for the twenty-six weeks ended September 27, 2008 which did not recur in the twenty-six weeks ended September 26, 2009 due to the statute of limitations expiring on the 2004 calendar year tax return filed by one of our subsidiaries.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash equivalents and marketable securities were $542,761 and $620,259, respectively, at September 26, 2009 and March 31, 2009. Working capital defined as accounts receivable, inventory, prepaid expenses, other current assets net of accounts payable and accrued expenses was $12,078,870 and $11,549,933 at September 26, 2009 and March 31, 2009, respectively. Borrowings under our revolving line of credit were $4,231,478 and $3,502,620 at September 26, 2009 and March 31, 2009, respectively.

Our current ratio was approximately 1.77 at September 26, 2009 as compared to 1.92 at March 31, 2009.

In the twenty-six weeks ended September 26, 2009 net cash provided by operating activities was $751,683 as compared to cash used in operating activities of $798,722 for the twenty-six weeks ended September 27, 2008.

In the twenty-six weeks ended September 26, 2009, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $1.2 million. Approximately $.5 million was used to fund working capital needs. Of the amount, approximately $1.4 million was used to fund receivables as a result of higher sales and approximately $.4 million was used to fund inventory requirements. A tax refund net of tax payments provided approximately $.6 million, increases in accounts payable and accrued expenses provided approximately $.5 million and cash received and recorded as deferred revenue provided approximately $.2 million

In the twenty-six weeks ended September 27, 2008 cash provided by net income after adjusting for non-cash items was approximately $1.3 million. An additional approximately $1.3 million was provided by accounts receivables due to lower sales and improved collections. Approximately $1.7 million was used for inventory in anticipation of future sales. Approximately $1.4 million was used for prepaid expenses, principally prepaid income taxes. Approximately $.7 million was used to fund accounts payable and accrued expenses and approximately $.4 million was provided due to cash received and recorded as deferred revenue.

Net cash used in investing activities was $735,382 during the twenty-six weeks ended September 26, 2009 as compared to cash used in investing activities of $44,232 in the twenty-six weeks ended September 27, 2008. In the twenty-six weeks ended September 26, 2009 investing activities was solely comprised of purchased equipment. In the twenty-six weeks ended September 27, 2008, we sold investments of $.4 million offset by purchased equipment of approximately $.5 million.

Net cash used for financing activities was $93,799 during the twenty-six weeks ended September 26, 2009 as compared to net cash used for financing activities of $730,522 during the twenty-six weeks ended September 27, 2008.

In the twenty-six weeks ended September 26, 2009, we borrowed approximately $.7 million from our line of credit and repaid term debt and capital lease obligations of approximately $.8 million. In the twenty-six weeks ended September 27, 2008, we repaid mortgage, term debt obligations and capital leases of approximately $.7 million.

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

The term loan is guaranteed by our subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At September 26, 2009, our interest rate was 8.95%. The final payment for the term loan is in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At September 26, 2009, our interest rate was 4.51%. We had $.8 million available under the line at September 26, 2009. The revolving line of credit expires in March 2012.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $7.5 million. We obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the EBITDA covenants. We also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive our EBITDA covenants and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of our amendment, our interest rate increased from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for our revolving line of credit and a maximum adjusted LIBOR plus 3.75% for our term loan. The rate decreases to a minimum of LIBOR plus 2.5% based upon future performance. We do not expect the change in rate will have a material adverse affect on our cash flows for Fiscal 2010. In October 2009 we obtained an additional waiver and amendment to our quarterly EBITDA covenants and remain in compliance with our amended bank covenants. We obtained the additional waiver and amendment because the second quarter EBITDA test did not anticipate an acceleration of EBITDA into the first quarter and out of the second quarter.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 6.4% to 10.6% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $160,061 for capital lease obligations. Included in long-term debt net of current portion is $115,747 for capital lease obligations. The remaining interest associated with our capital lease obligations amounts to approximately $18,000 over the lease terms.

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

Evaluation of disclosure controls and procedures—As of September 26, 2009, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2009 to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control—There were no significant changes in the Company’s internal controls over financial reporting that occurred during the second quarter of Fiscal 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: November 6, 2009	By:	/S/ DAVID ROBBINS
David Robbins,
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: November 6, 2009	By:	/S/ CARL LUEDERS
Carl Lueders,
Acting Chief Financial Officer (Principal Financial and Accounting Officer)