Form 10-Q
period 2009-12-26
MICRONETICS  INC
filed 2010-02-02
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

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

As of February 2, 2010, the issuer had 4,553,635 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 26, 2009	March 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$667,135	$620,259
Accounts receivable, net of allowance for doubtful accounts of $626,521 and $449,799 at December 26, 2009 and March 31, 2009, respectively	4,937,639	4,949,004
Inventories, net	10,503,966	9,436,210
Unbilled revenue	550,546	31,920
Deferred tax asset	1,464,958	1,464,958
Prepaid income taxes	188,671	1,068,832
Prepaid expenses and other current assets	242,766	276,222

Total current assets	18,555,681	17,847,405

Property, plant and equipment, net	4,782,022	4,703,529
Other assets:
Security deposits	98,303	86,839
Other long term assets	20,608	26,791
Intangible assets, net	1,483,619	1,744,691
Goodwill	1,117,197	1,117,197

Total other assets	2,719,727	2,975,518

TOTAL ASSETS	$26,057,430	$25,526,452

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,412,440	$1,588,175
Line of credit	3,495,381	3,502,620
Accounts payable	1,727,465	1,070,831
Accrued expenses and other current liabilities	3,131,394	3,141,424
Deferred revenue	200,000	—

Total current liabilities	9,966,680	9,303,050
Long-term debt, net of current portion	2,052,763	3,085,290
Other long-term liability	6,413	6,200
Deferred tax liability	924,615	901,722

Total liabilities	12,950,471	13,296,262

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 issued, 4,553,635 outstanding at December 26, 2009 and March 31, 2009	53,912	53,912
Additional paid-in capital	12,440,688	12,242,320
Retained earnings	3,592,872	2,914,471

	16,087,472	15,210,703
Treasury stock at cost, 837,582 shares at December 26, 2009 and March 31, 2009	(2,980,513)	(2,980,513)

Total shareholders’ equity	13,106,959	12,230,190

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,057,430	$25,526,452

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	December 26, 2009	December 27, 2008
Net sales	$9,009,161	$8,397,750
Cost of sales	5,702,003	5,651,783

Gross profit	3,307,158	2,745,967

Operating expenses:
Research and development	411,059	483,682
Selling, general and administrative	1,877,494	1,955,985
Goodwill impairment charge	—	7,964,916
Intangible asset impairment charge	—	1,295,000
Amortization of intangible assets	87,023	160,857

Total operating expenses	2,375,576	11,860,440

Income (loss) from operations	931,582	(9,114,473)

Other income (expense):
Interest income	67	3,349
Interest expense	(131,820)	(90,366)
Unrealized gain (loss) on interest rate swap	32,204	(112,850)
Miscellaneous income	3,162	2,225

Total other expense	(96,387)	(197,642)

Income (loss) before provision for income taxes	835,195	(9,312,115)
Provision for income taxes	331,052	72,323

Net income (loss)	$504,143	$(9,384,438)

Income (loss) per common share
Basic	$0.11	$(1.96)

Diluted	$0.11	$(1.96)

Weighted average common shares outstanding
Basic	4,553,635	4,788,212
Diluted	4,553,753	4,788,212

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirty-Nine Weeks Ended
	December 26, 2009	December 27, 2008
Net sales	$25,742,328	$22,029,860
Cost of sales	17,077,056	14,236,261

Gross profit	8,665,272	7,793,599

Operating expenses:
Research and development	1,257,121	1,214,248
Selling, general and administrative	5,714,058	5,862,572
Goodwill impairment charge	—	7,964,916
Intangible asset impairment charge	—	1,295,000
Amortization of intangible assets	261,069	498,820

Total operating expenses	7,232,248	16,835,556

Income (loss) from operations	1,433,024	(9,041,957)

Other income (expense):
Interest income	135	32,010
Interest expense	(400,263)	(281,023)
Unrealized gain on interest rate swap	86,814	1,018
Miscellaneous income	17,904	13,611

Total other expense	(295,410)	(234,384)

Income (loss) before provision for income taxes	1,137,614	(9,276,341)
Provision for income taxes	459,213	17,091

Net income (loss)	$678,401	$(9,293,432)

Income (loss) per common share
Basic	$0.15	$(1.88)

Diluted	$0.15	$(1.88)

Weighted average common shares outstanding
Basic	4,553,635	4,934,012
Diluted	4,553,890	4,934,012

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2009	4,553,635	$53,912	$12,242,320	$2,914,471	$(2,980,513)	$12,230,190
Stock based compensation	—	—	198,368	—	—	198,368
Net income	—	—	—	678,401	—	678,401

Balance at December 26, 2009	4,553,635	$53,912	$12,440,688	$3,592,872	$(2,980,513)	$13,106,959

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended,
	December 26, 2009	December 27, 2008
Cash flow from operating activities:
Net income (loss)	$678,401	$(9,293,432)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,156,353	1,312,539
Goodwill impairment charge	—	7,964,916
Intangible asset impairment charge	—	1,295,000
Stock-based compensation	198,368	514,196
Deferred taxes	22,893	(384,477)
Unrealized gain on interest rate swap	(86,814)	(1,018)
Provision for allowances on accounts receivable	176,722	43,696
Provision for inventory obsolescence and losses	193,949	386,411
Changes in operating assets and liabilities:
Accounts receivable	(165,358)	(602,117)
Unbilled revenue	(518,626)	—
Inventories	(1,261,705)	(3,430,816)
Other long term assets	6,183	6,183
Prepaid income taxes	880,374	(979,461)
Prepaid expenses, other current assets, and other assets	21,992	(53,164)
Accounts payable	656,633	(243,709)
Accrued expenses	76,785	159,857
Deferred revenue	200,000	144,035

Net cash provided by (used in) operating activities	2,236,150	(3,161,361)

Cash flows from investing activities:
Proceeds from sale of investments	—	650,000
Purchase of equipment	(973,774)	(645,835)
MICA acquisition, net of cash acquired	—	20,522

Net cash (used in) provided by investing activities	(973,774)	24,687

Cash flows from financing activities:
Net (payments) proceeds from line of credit	(7,239)	2,373,042
Repayments on term loan and mortgages	(975,000)	(1,080,112)
Repayments of capital leases	(233,261)	(21,736)
Purchase of treasury shares	—	(1,248,314)

Net cash (used in) provided by financing activities	(1,215,500)	22,880

Net change in cash and cash equivalents	46,876	(3,113,794)
Cash and cash equivalents at beginning of period	620,259	3,163,415

Cash and cash equivalents at end of period	$667,135	$49,621

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$356,248	$288,792

Income taxes	$(444,054)	$1,402,000

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$—	$58,241

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2009. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of December 26, 2009 and the results of operations for the thirteen and thirty-nine weeks ended December 26, 2009 and December 27, 2008.

The Company reports its fiscal quarters using the 13-week period ending on the Saturday nearest June 30, September 30 and December 31. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The third quarter of Fiscal 2010 has 91 days as compared to 91 in the third quarter of Fiscal 2009. The Company’s fiscal year end is March 31.

The results of operations for the thirteen and thirty-nine weeks ended December 26, 2009 are not necessarily indicative of the results to be expected for the full year ended March 31, 2010.

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

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments include revenue recognition, assumptions used in stock option and goodwill valuations, reserves for accounts receivable and inventories, useful lives of property, plant and equipment, intangibles, accrued liabilities, and deferred income taxes and various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Revenue recognition—The Company generates revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. The Company’s products are primarily hardware components, and to a lesser extent integrated assemblies which includes microwave hardware and embedded software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

The Company occasionally enters into contracts for production of highly customized microwave and radio frequency components and integrated sub-assemblies which it records revenue based on the percentage of completion method (assuming all other requirements for revenue recognition have been satisfied) typically using labor hours to measure progress toward completion of the contract as the Company has determined this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. Deferred revenue represents billings in excess of revenue recognized and unbilled revenue represents revenue recognized in excess of billings.

The Company sells its products using a direct sales force and sales representatives. Contracts with customers do not include product return rights or price protection. The estimated costs of product warranties are accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics typically offers a one-year warranty.

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

In April 2009, the FASB issued ASC 825-10-65-1 “Financial Instruments”, which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. On April 1, 2009 the Company adopted this standard which only impacted disclosures in the Company’s consolidated financial statements. See Note 11, “Fair Value Measurements.”

In May 2009, the FASB issued ASC 855-10 “Subsequent Events”. This ASC establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this ASC requires us to evaluate all subsequent events that occur after the balance sheet date through the date and time our financial statements are issued. This standard is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company evaluated its December 26, 2009 financial statements for subsequent events through February 2, 2010, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In June 2009, the FASB, issued ASC 105 which is the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This standard was effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted this standard for the interim period ending September 26, 2009. The adoption of this standard did not have a material impact on our financial statements, however, it did change our references to GAAP in our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC 820, “Fair Value Measurements,” by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU became effective for us on September 27, 2009 and did not impact our consolidated financial statements.

Recently issued accounting pronouncements—In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.

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

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU will become effective for us on April 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. INVENTORIES, NET

At December 26, 2009 and March 31, 2009, inventories consisted of the following:

	December 26, 2009	March 31, 2009
Raw materials	$6,908,681	$6,222,709
Work in process	3,739,622	3,588,857
Finished goods	1,544,757	1,164,901

	12,193,060	10,976,467
Less: allowance for obsolescence and excess inventory	(1,689,094)	(1,540,257)

	$10,503,966	$9,436,210

4. PROPERTY, PLANT AND EQUIPMENT, NET

At December 26, 2009 and March 31, 2009, property, plant and equipment, net consisted of the following:

	December 26, 2009	March 31, 2009
Land	$162,000	$162,000
Buildings and leasehold improvements	2,115,485	1,317,657
Machinery and equipment	10,567,797	10,409,567
Furniture, fixtures and other	244,171	244,171

	13,089,453	12,133,395
Less: accumulated depreciation	(8,307,431)	(7,429,866)

	$4,782,022	$4,703,529

5. INTANGIBLE ASSETS AND GOODWILL

The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table presents details of the Company’s finite-lived intangible assets as of December 26, 2009 and March 31, 2009 (in thousands):

	Useful	December 26, 2009			March 31, 2009
Intangible Assets	Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Impairment Charge	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$1,880	$1,076	$4,251	$1,728	$1,295	$1,228
Trade name	10	260	67	193	260	47	—	213
Developed technology-drawings	5	513	298	215	513	209	—	304

Total intangibles		$3,729	$2,245	$1,484	$5,024	$1,984	$1,295	$1,745

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

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2010	$87
2011	321
2012	314
2013	163
2014	144
Thereafter	455

Total	$1,484

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Changes in the carrying amount of goodwill at December 26, 2009 and March 31, 2009 are as follows:

	December 26, 2009	March 31, 2009
Balance at the beginning of the period	$1,117,197	$8,931,944
Impairment charges	—	(7,964,916)
Purchase accounting adjustments	—	150,169

Balance at the end of the period	$1,117,197	$1,117,197

During the third quarter of Fiscal 2009, the Company recorded impairment charges of $7,964,916 related to the goodwill for its high performance amplifier and mixer/ferrite reporting units.

6. ACCRUED EXPENSES

At December 26, 2009 and March 31, 2009 accrued expenses consisted of the following:

	December 26, 2009	March 31, 2009
Unbilled payables	$943,705	$1,125,365
Professional fees	24,339	7,607
Payroll, benefits and related taxes	1,201,144	1,373,688
Warranty	204,907	136,763
Unrealized loss on interest rate swap	193,836	280,650
Commissions	255,941	73,475
Customer deposits	121,830	—
Miscellaneous	185,692	143,876

	$3,131,394	$3,141,424

Included in accrued payroll are bonuses of $588,250 and $403,322 at December 26, 2009 and March 31, 2009.

7. LONG-TERM DEBT

At December 26, 2009 and March 31, 2009 long-term debt consisted of the following:

	December 26, 2009	March 31, 2009
Term loan	3,250,000	4,225,000
Capital leases	215,203	448,465

Total	3,465,203	4,673,465
Less current portion	(1,412,440)	(1,588,175)

Long-term debt, net of current portion	$2,052,763	$3,085,290

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit, which expires in March 2012. The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At December 26, 2009, the interest rate was 8.95%. The final payment for the term loan is in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At December 26, 2009, the interest rate was 4.48%. The Company had $1,504,000 available under the line at December 26, 2009.

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses charged to earnings. For the thirty-nine weeks ended December 26, 2009, the Company recorded an unrealized gain of $86,814 in the statement of operations to reflect the change in estimated fair value for the interest rate swap. For the thirty-nine weeks ended December 27, 2008, the Company recorded an unrealized gain of $1,018. The net unrealized loss on the interest rate swap amounted to approximately $194,000 at December 26, 2009.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $7.5 million. The Company obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the EBITDA covenants. The Company also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive the EBITDA covenants and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of the amendment, the interest rate increased from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for the revolving line of credit and a maximum adjusted LIBOR plus 3.75% for the term loan. The interest rate may decrease to a minimum of LIBOR plus 2.5% based upon future performance. The Company does not expect the change in the interest rates will have a material adverse affect on its cash flows for Fiscal 2010. In October 2009 the Company obtained an additional waiver and amendment to the quarterly EBITDA covenants and as of December 26, 2009 was in compliance with the amended bank covenants.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 6.4% to 10.6% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $112,440 for capital lease obligations. Included in long-term debt net of current portion is $102,763 for capital lease obligations. The remaining interest associated with the Company’s capital lease obligations amounts to approximately $15,000 over the lease terms.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

At December 26, 2009, the Company had two stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Stock Option Plan. In July 2006, the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of December 26, 2009, there were 236,600 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ending March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of December 26, 2009 there were 219,500 options outstanding under the 2006 Plan.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table sets forth the Company’s stock option activity during the thirty-nine weeks ended December 26, 2009:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value
Outstanding at March 31, 2009	699,125	$7.78		$—
Granted	82,000	2.85		40,390
Exercised	—	—		—
Canceled	(325,025)	7.46		—

Outstanding at December 26, 2009	456,100	$7.12	4.18	$40,390

Exercisable at December 26, 2009	315,600	$8.0	2.18	$—

The following table sets forth the status of the Company’s non-vested stock options as of December 26, 2009:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2009	314,500	$4.61
Granted	82,000	1.58
Forfeited	(126,000)	5.00
Vested	(130,000)	3.18

Non-vested as of December 26, 2009	140,500	$2.89

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

The following table summarizes the effects of stock-based compensation for the thirteen weeks ended December 26, 2009 and December 27, 2008:

	Thirteen Weeks Ended
	December 26, 2009	December 27, 2008
Cost of sales	$10,590	$14,819
Selling, general and administrative	34,352	117,609

Stock-based compensation effect in income before taxes	$44,942	$132,428

The following table summarizes the effects of stock-based compensation for the thirty-nine weeks ended December 26, 2009 and December 27, 2008:

	Thirty-nine Weeks Ended
	December 26, 2009	December 27, 2008
Cost of sales	$31,290	$44,722
Selling, general and administrative	167,078	469,474

Stock-based compensation effect in income before taxes	$198,368	$514,196

Unrecognized stock-based compensation expense related to the unvested options is approximately $330,000, and will be recorded over the remaining vesting periods of 3.59 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

There were 10,000 options granted during the thirteen weeks ended December 26, 2009 and 3,000 options granted during the thirteen weeks ended December 27, 2008. The fair value of options issued was estimated at the date of grant using the following weighted-average assumptions for the thirteen weeks ended December 26, 2009 and December 27, 2008.

	December 26, 2009	December 27, 2008
Risk free interest rate	2.49%	2.93%
Expected life	6.25 years	6.13 years
Expected volatility	70.18%	57.63%
Forfeiture rate	2.92%	2.92%
Expected dividend yield	0%	0%

The per share fair value of stock options granted for the thirteen weeks ended December 26, 2009 and December 27, 2008 was $2.04 and $2.50, respectively.

9. INCOME TAXES

Before discreet items the Company’s effective tax rate was 42% and 33% for the thirteen weeks ended December 26, 2009 and December 27, 2008 as well as for the thirty-nine weeks ended December 26, 2009 and December 27, 2008. In the thirteen weeks ended December 26, 2009, the Company recorded true-up adjustments totaling approximately $21,000 primarily related to the filing of our Fiscal 2009 tax return. In the thirteen weeks ended December 27, 2008, the Company recorded a discreet item of $3.1 million related to a goodwill impairment charge that was non-tax deductible. In addition, there were true-up adjustment charges of approximately $17,000 associated with the filing of our Fiscal 2008 tax return.

The amount of uncertain tax benefits as of December 26, 2009 was $6,413, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. During the thirteen weeks ended December 27, 2008, the uncertain tax benefits were reduced from $9,000 to $6,000 due to the statute of limitations expiring on the 2005 fiscal tax year The Company’s policy is to recognize interest and penalties accrued on any uncertain tax position as a component of income tax expense, if any.

As of April 1, 2009, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company has been advised that the Internal Revenue Service (IRS) intends to review its March 31, 2008 tax return.

10. EARNINGS PER SHARE

Basic earnings (loss) per share, or EPS, is computed based on the net income or loss for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings (loss) per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended December 26, 2009 and December 27, 2008 are:

	Thirteen Weeks Ended
	December 26, 2009	December 27, 2008
Net income (loss)	$504,143	$(9,384,438)
Weighted average shares outstanding	4,553,635	4,788,212
Basic earnings (loss) per share	$0.11	$(1.96)
Common stock equivalents	118	—
Weighted average common and common equivalent shares outstanding	4,553,753	4,788,212
Diluted earnings (loss) per share	$0.11	$(1.96)

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The computations of basic and diluted EPS for the thirty-nine weeks ended December 26, 2009 and December 27, 2008 are:

	Thirty-nine Weeks Ended
	December 26, 2009	December 27, 2008
Net income (loss)	$678,401	$(9,293,432)
Weighted average shares outstanding	4,553,635	4,934,012
Basic earnings (loss) per share	$0.15	$(1.88)
Common stock equivalents	255	—
Weighted average common and common equivalent shares outstanding	4,553,890	4,934,012
Diluted earnings (loss) per share	$0.15	$(1.88)

For the thirteen and thirty-nine weeks ended December 27, 2008 there were no shares that were included in the computation of diluted loss per share because the market price of the Company’s stock was lower than the exercise price of all potentially dilutive shares. The number of potentially dilutive shares available under exercisable options at December 26, 2009 was 315,600. The number of potentially anti-dilutive shares available under exercisable options at December 27, 2008 was 399,125.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of December 26, 2009.

	Fair Value Measurements at December 26, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 26, 2009
Money market fund	—	$642,000	—	$642,000
Interest rate swap	—	$194,000	—	$194,000

The following provides a summary of the change in fair value for the interest rate swap as of December 26, 2009:

Balance at March 31, 2009	$280,000
Unrealized gain	(86,000)

Balance at December 26, 2009	$194,000

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The carrying amounts reported in the consolidated balance sheet for cash, investments, trade receivables, accounts payable, and accrued expenses and amounts borrowed under the revolving line of credit and capital leases approximate fair value because of the relatively short maturity of these instruments. The carrying amount of our term debt approximates fair market value because it is based on a variable interest rate.

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

Both Stephen N. Barthelmes, Jr., a former director of Micronetics and President of Micronetics’ subsidiary Stealth Microwave, Inc., and Kevin Beals, President of Micronetics, are members of the Landlord. Mr. Barthelmes and Mr. Beals own twenty-one percent and sixteen percent, respectively, of the outstanding units of membership interest of the Landlord.

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

Results of Operations

Thirteen Weeks Ended December 26, 2009 compared to December 27, 2008

Net sales

Net sales for the thirteen weeks ended December 26, 2009 (“Q3 FY 10”) were $9,009,161, an increase of $611,411, or 7% as compared to $8,397,750 for the thirteen weeks ended December 27, 2008 (“Q3 FY 09”). Approximately $0.6 million of the increase is due to an increase in sales of integrated component sub-systems for defense jamming and electronic system modernization applications. Approximately $0.3 million of the increase is due to a contract for components for a space based application. We expect this contract to be largely completed by the fourth quarter of Fiscal 2010. These increases were offset by a decrease in component sales of approximately $0.3 million.

Gross margin

Gross margin for Q3 FY 10 was approximately 37% as compared to 33% for Q3 FY 09. The gross margin increased due to improved margins in commercial components. Also, in Q3 FY 09, we took a charge of approximately $185,000 for inventory obsolescence related to the decline in our high performance amplifier business which adversely affected our gross margin percent of sales by approximately 2% in Q3 FY 09.

Research and development

Research and development (“R&D”) expense for Q3 FY 10 was $411,059 as compared to $483,682 for Q3 FY 09, a decrease of $72,623 or 15%. The decrease in R&D spending is due to lower spending on high power, digital pre-distortion amplifier product development. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities. We expect total year research and development expense for Fiscal 2010 to be lower than Fiscal 2009 due to lower spending requirements for in-flight, high-speed internet transceiver and commercial telecom products.

Selling, general and administrative

Selling, general and administrative expense for Q3 FY 10 was $1,877,494 as compared to $1,955,985 for Q3 FY 09, representing a decrease of $78,491 or 4%. Stock compensation expense decreased by approximately $83,000. Approximately one third of the decrease was due to forfeitures and the remainder was due primarily to options being fully expensed. Bad debt expense increased by approximately $85,000. All other expenses decreased by approximately $80,000 as compared to Q3 FY 09.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to the acquisitions of Stealth, MICA and RFID was $87,023 in Q3 FY 10 as compared to $160,857 in Q3 FY 09 or a decrease of $73,834. Approximately $104,000 of the decrease was due to an intangible asset impairment charge, which we recorded in the third quarter of Fiscal 2009, which was offset in part by an increase of approximately $20,000 associated with the acquisition of our RFID product line.

Impairment of Goodwill

We test goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process. The first step is to determine if there is an impairment and the second step is to determine the amount of the impairment.

During the thirteen weeks ended December 27, 2008, we experienced a significant decline in our stock price. As a result of this decline in stock price the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets. In addition, we experienced a decline in the commercial market for high performance analog amplifiers necessary for wireless applications, which had an adverse affect on our high performance amplifier sales. Accordingly, in the thirteen weeks ended December 27, 2008, we performed an assessment of goodwill for impairment which resulted in an impairment charge of approximately $4.9 million and $3.1 million for the high performance amplifier and mixer/ferrite reporting units, respectively. In performing the step 1 goodwill assessment, we used, discounted cash flows, sales and EBITDA multiples as the best evidence of fair value. For purposes of testing impairment we have three separate reporting units with goodwill. Testing was performed separately for each of the three goodwill reporting units and an impairment charge was recorded at two of the goodwill reporting units (high power amplifier and mixer/ferrite product groups).

Impairment of Long Lived Assets

In the third quarter of Fiscal 2009 we determined that the customer list intangible asset related to the high performance amplifier business was impaired and we recorded a charge of approximately $1.3 million as a result of significant decline in sales and projected sales to this group of customers.

Interest expense

Interest expense for Q3 FY 10 was $131,820 as compared to $90,366 for Q3 FY 09 or an increase of $41,454. The increase was primarily due to higher average borrowings during Q3 FY 10 and to a lesser degree by slightly higher average interest rates in Fiscal 2010.

Interest rate swap

An unrealized gain of $32,204 was recorded for Q3 FY 10 as compared to an unrealized loss of $112,850 recorded in Q3 FY 09 to reflect the change in fair value of the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate for Q3 FY 10 was 42% as compared to 33% for Q3 FY 09. In the thirteen weeks ended December 26, 2009, we recorded true-up adjustments totaling approximately $21,000 primarily related to the filing of our Fiscal 2009 tax return. In the thirteen weeks ended December 27, 2008, we recorded a discrete item of $3.1 million related to a goodwill impairment charge that is non-tax deductible. In addition, there were true-up adjustment charges of approximately $17,000 associated with the filing of our Fiscal 2008 tax return and $3,000 of uncertain tax benefits recognized due to the statute of limitations expiring on the 2005 fiscal tax year for Micronetics, Inc. and Subsidiaries.

Backlog

Our backlog is approximately $32 million as of December 26, 2009 as compared to approximately $24 million as of December 27, 2008. The increase in our backlog is primarily a result of orders for integrated sub-assemblies.

Thirty-nine Weeks Ended December 26, 2009 compared to December 27, 2008

Net sales

Net sales for the thirty-nine weeks ended December 26, 2009 were $25,742,328, an increase of $3,712,468, or 17% as compared to $22,029,860 for the thirty-nine weeks ended December 27, 2008. Of the increase approximately $2.1 million is due to an increase in sales of integrated component sub-systems for defense jamming and electronic system modernization applications. Approximately $0.7 million of the increase is due to our recently acquired RFID technology and is for the beta test portion of a purchase agreement containing an option for full scale production roll-out upon successful completion of this phase. The beta test is currently underway. Approximately $1.0 million of the increase is due to a contract for components for a space based application. We expect this contract to be completed in the fourth quarter of Fiscal 2010.

Gross margin

Gross margin was 34% for the thirty-nine weeks ended December 26, 2009 as compared to 35% for the thirty-nine weeks ended December 27, 2008. The decrease in gross margin was due to start-up costs associated with the March 2009 acquisition of our RFID product line and initial costs to support our growing backlog related to integrated component sub-systems.

Research and development

Research and development (“R&D”) expense was $1,257,121 an increase of $42,873 or 3% for the thirty-nine weeks ended December 26, 2009 as compared to $1,214,248 for the thirty-nine weeks ended December 27, 2008. The increase in R&D spending is due to a new high power, digital pre-distortion amplifier product line for commercial applications and a complex integrated assembly for a defense application which more than offset decreased spending on an in-flight high-speed internet transceiver product. We expect total year research and development expense for Fiscal 2010 to be lower than Fiscal 2009 due to lower spending requirements for in-flight, high-speed internet transceiver and commercial telecom products.

Selling, general and administrative

Selling, general and administrative expense was $5,714,058 a decrease of $148,514 for the thirty-nine weeks ended December 26, 2009 as compared to $5,862,572 for the thirty-nine weeks ended December 27, 2008. Stock compensation decreased by approximately $302,000. Approximately one third of the decrease was due to forfeitures and the remainder was primarily due to options being fully expensed. In addition, bad debt expense increased by approximately $220,000. All other expenses decreased by approximately $67,000.

Amortization expense

Amortization expense attributable to the intangible assets related to the acquisition of Stealth, MICA and RFID was $261,069 for the thirty-nine weeks ended December 26, 2009 as compared to $498,820 for the thirty-nine weeks ended December 27, 2008 or a decrease of $237,751. Approximately $300,000 of the decrease was due to an intangible asset impairment charge, which we recorded in the third quarter of Fiscal 2009, which was offset in part by an increase of approximately $60,000 associated with the acquisition of our RFID product line.

Interest rate swap

An unrealized gain of $86,814 was recorded for the thirty-nine weeks ended December 26, 2009 as compared to an unrealized gain of $1,018 for the thirty-nine weeks ended December 27, 2008 to reflect the change in fair value of the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 42% for the thirty-nine weeks ended December 26, 2009 as compared to 32% for the thirty-nine weeks ended December 27, 2008. In the thirty-nine weeks ended December 27, 2008, we recorded a discrete item of $3.1 million related to a goodwill impairment charge that is non-tax deductible. In addition, approximately $56,000 of uncertain tax benefits were recognized due to the statute of limitations expiring for previously filed tax returns.

We have been advised that the Internal Revenue Service (IRS) intends to review our March 31, 2008 tax return.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents were $667,135 and $620,259, respectively, at December 26, 2009 and March 31, 2009. Working capital defined as accounts receivable, unbilled revenue, inventory, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue was $11,364,729 and $11,549,933 at December 26, 2009 and March 31, 2009, respectively. Borrowings under our revolving line of credit were $3,495,381 and $3,502,620 at December 26, 2009 and March 31, 2009, respectively.

Our current ratio was approximately 1.86 at December 26, 2009 as compared to 1.92 at March 31, 2009.

In the thirty-nine weeks ended December 26, 2009 net cash provided by operating activities was $2,236,150 as compared to cash used in operating activities of $3,161,361 for the thirty-nine weeks ended December 27, 2008.

In the thirty-nine weeks ended December 26, 2009, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $2.3 million. Approximately $0.1 million was used to fund working capital needs. Of this amount, approximately $0.7 million was used to fund receivables and unbilled revenue as a result of higher sales and approximately $1.3 million was used to fund inventory requirements primarily related to specific contracts. A tax refund net of tax payments provided approximately $0.9 million, increases in accounts payable and accrued expenses provided approximately $0.8 million and cash received and recorded as deferred revenue provided approximately $0.2 million.

In the thirty-nine weeks ended December 27, 2008 cash provided by net loss after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and goodwill and intangible asset impairment charges was approximately $2.2 million. Approximately $3.4 million was used for inventory related largely to contract anticipation for future sales. Approximately $1.4 million was used for prepaid expenses, principally prepaid income taxes. Approximately $0.6 million was used for receivables resulting from increased sales.

Net cash used in investing activities was $973,774 during the thirty-nine weeks ended December 26, 2009 as compared to cash provided by investing activities of $24,687 in the thirty-nine weeks ended December 27, 2008. In the thirty-nine weeks ended December 26, 2009 investing activities was solely comprised of purchased equipment. A key contributor to our capital expenditures was the outfitting of Microcon’s new expanded leased facility. During the thirty-nine weeks ended December 27, 2008 we purchased equipment of $645,835 and sold investments of $650,000.

Net cash used for financing activities was $1,215,500 during the thirty-nine weeks ended December 26, 2009 as compared to net cash provided by financing activities of $22,880 during the thirty-nine weeks ended December 27, 2008.

In the thirty-nine weeks ended December 26, 2009, we repaid term debt of approximately $1.0 million and capital lease obligations of approximately $0.2 million. Our revolving debt remained essentially unchanged. In the thirty-nine weeks ended December 27, 2008 we borrowed approximately $2.4 million from our line of credit, repaid mortgage obligations of approximately $1.1 million and re-purchased shares of our common stock for approximately $1.2 million.

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

We entered into an interest rate swap agreement in April 2007 to mitigate interest rate fluctuations on the term loan. At the end of each reporting period we record the current fair value of the interest rate swap on the balance sheet. Any unrealized gain or loss on the swap is charged to earnings as the swap does not qualify for hedge accounting.

The term loan is guaranteed by our subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At December 26, 2009, our interest rate was 8.95%. The final payment for the term loan is in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At December 26, 2009, our interest rate was 4.48%. We had approximately $1.5 million available under the line at December 26, 2009. The revolving line of credit expires in March 2012.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $7.5 million. We obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the EBITDA covenants. We also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive our EBITDA covenants and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of our amendment, our interest rate increased from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for our revolving line of credit and a maximum adjusted LIBOR plus 3.75% for our term loan. The interest rate may decrease to a minimum of LIBOR plus 2.5% based upon future performance. We do not expect the change in the interest rates will have a material adverse affect on our cash flows for Fiscal 2010. In October 2009 we obtained an additional waiver and amendment to our quarterly EBITDA covenants and remain in compliance with our amended bank covenants. As of December 26, 2009, we were in compliance with our amended bank covenants.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that range from 6.4% to 10.6% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $112,440 for capital lease obligations. Included in long-term debt net of current portion is $102,763 for capital lease obligations. The remaining interest associated with our capital lease obligations amounts to approximately $15,000 over the lease terms.

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

Evaluation of disclosure controls and procedures—As of December 26, 2009, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2009 to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control—There were no significant changes in the Company’s internal controls over financial reporting that occurred during the third quarter of Fiscal 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) On October 22, 2009, the Company held its Annual Meeting of Shareholders.

(b) Not Applicable

(c) At such meeting, the shareholders of the Company voted to elect four (4) Directors to serve for the ensuing year. The votes cast were as follows:

Nominees	Votes For	Votes Withheld
David Siegel	3,694,511	266,749
David Robbins	3,796,684	164,576
Gerald Hattori	3,690,627	270,633
D’Anne Hurd	3,790,654	170,606

(d) Not Applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: February 2, 2010	By:	/S/ DAVID ROBBINS
David Robbins,
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: February 2, 2010	By:	/S/ CARL LUEDERS
Carl Lueders,
Acting Chief Financial Officer (Principal Financial and Accounting Officer)