Form 10-K
period 2010-03-31
MICRONETICS  INC
filed 2010-06-21
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $12,358,330 based on the closing price of $3.39 of the issuer’s common stock, par value $.01 per share, as reported by NASDAQ on September 26, 2009.

On June 14, 2010, there were 4,553,635 shares of the issuer’s common stock outstanding.

The definitive proxy statement of the registrant to be filed on or before July 29, 2010 is incorporated by reference to Part III herein.

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

Micronetics operates through its four wholly-owned subsidiaries, Microwave Concepts, Inc. (“Micro-Con”), Microwave & Video Systems, Inc. (“MVS”), Stealth Microwave, Inc. (“Stealth”) and MICA Microwave Corporation (“MICA”). These subsidiaries, along with Micronetics’ NH based facility, manufacture products in three major product categories: RF Microwave Components, Microwave Integrated Multifunction Subassemblies and Test Solutions.

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

The following are descriptions of Micronetics’ three major product categories:

RF Microwave Components:

Micronetics’ RF Microwave Component product family consists of high performance receiver components, noise components, voltage controlled oscillator components, linearized and non-linearized power amplifier components and Ferrite components. These components are designed and manufactured at our wholly-owned subsidiaries MVS, Micro-Con, Stealth, MICA and the Micronetics’ NH facility.

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

Micronetics’ noise components are employed in testing and measuring sophisticated communication systems to determine the quality of the reception and transmission of information. The widest application for our noise components is as a reference standard in test instruments that measures unwanted noise in devices and components. Our noise components are used in wireless communication systems as part of built-in test equipment to continuously monitor the quality of the receiver. The major application of the noise source components involves some function of detection, calibration, simulation, security and statistical analysis. The components apply impulses of noise to the receiver to measure the radar sensitivity, signal gain, and frequency bandwidth. Our components used in conjunction with other electronic components are an effective means of jamming, blocking and disturbing hostile radar and other communications, as well as insulating and protecting friendly communications. Micronetics’ noise source components are also used to test satellite communications and automated test equipment.

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

Micronetics designs and manufactures broadband mixers and ferrites. Our products offer exceptional performance for systems where spectral purity is important, including IED Jamming, TD-CDMA, WiMAX, COFDM, Radar, Electronic Warfare and Space applications.

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

A key driver of demand for Micronetics’ products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, testing is critical for the rapid commercialization of reliable products necessitated by broadband and wireless communication technologies. As the speed to market challenges increase, larger companies are relying increasingly on other companies to manufacture a module or an integrated subassembly to perform such testing. This module or subassembly is then assembled by the larger company into an integrated piece of equipment and sold to a customer. Micronetics has been seeking to capitalize on this trend by increasing its capability for manufacturing integrated subassemblies. Our goal is to leverage our high power and noise technology to continue to be one of the most reliable microwave subsystem supplier in the marketplace.

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

Manufacturing

Our components that require automated assembly equipment are generally manufactured by third parties and tested by Micronetics for quality assurance. The production process for these products is usually completed within two to three weeks. Manufacturing of our other products, which involve less automated assembly equipment, takes place at our Hudson, NH, Monroe, CT, West Caldwell, NJ, Trenton, NJ, or Manteca, CA facilities. The production process for these products ranges from one to twenty-four weeks.

Micronetics, Micro-Con, Stealth and MICA are ISO 9001: 2000 certified facilities. Independent ISO 9001 quality system registrars certified these facilities as compliant, following rigorous audits to assess our quality assurance systems against ISO certification requirements. To be in compliance with ISO standards, we had to demonstrate our use of well-documented and highly disciplined controls and processes to ensure consistency and reliability of product quality, interaction with our customers and a continuous effort to improve.

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

During Fiscal 2010 and Fiscal 2009, the approximate mix of sales was 23% and 31% respectively, for commercial applications and 77% and 69% respectively, for defense applications.

Customers

We sell primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or larger Fortune 500 companies with world-wide operations. Our three largest customers, ITT Electronic

Warfare Systems, BAE Systems and Lockheed accounted for 25%, 7% and 5% of the consolidated sales in Fiscal 2010, respectively. We believe that replacing any of these customers could be difficult.

Other customers of Micronetics include General Dynamics, Cobham, Northrop Grumman Corporation, L3 Communications Corporation, Raytheon, DRS Technical Services, Thales and the Department of Defense. Our customers generally purchase our products on the basis of purchase orders, rather than long-term supply contracts.

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

Research and Development

Micronetics maintained an engineering staff of 28 individuals as of March 31, 2010, whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development predominantly involve engineering for improvements and development of new products. Such expenditures include the cost of engineering services and engineering-support personnel. These expenses were $1,708,532 and $1,869,142 for Fiscal 2010 and Fiscal 2009, respectively. The decrease was primarily due to lower spending on an in-flight high-speed internet transceiver product, offset to some degree by increased spending on a complex integrated assembly for a defense application.

Micronetics intends to continue our research and development activities and considers these efforts to be vital to its future growth and success.

Backlog

Micronetics’ backlog of firm orders was approximately $30 million and $26 million on March 31, 2010 and 2009, respectively.

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

Employees

As of March 31, 2010, we had 189 full-time employees including 38 engaged in management and administration, 28 in engineering, 118 in production and testing and 5 in sales. Management believes that relations with our employees are good.

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

Current Economic Conditions May Adversely Affect Our Business.

The recent global economic downturn could adversely affect our business. In response to such economic conditions we may experience, insolvency of key suppliers resulting in product delays; customer insolvencies; decreased customer confidence; and decreased customer demand. Any of these events, or any other events caused by current economic conditions, may have a material adverse effect on our business, operating results, and financial condition.

We may be materially and adversely affected by reductions in spending by certain of our customers.

Our results of operations may be materially adversely affected by the conditions in the global economy and the impact of those conditions on U.S. and foreign government spending. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

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

Relatively few customers have accounted for a substantial portion of our net sales. During Fiscal 2010 our top three customers collectively accounted for 37% of our total net sales. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our results of operation and liquidity.

We depend on single manufacturing lines for certain of our products, and any significant disruption in production could impair our ability to deliver our products.

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

Our stock price has historically been volatile. From April 1, 2008 to March 31, 2010, the trading price of our common stock ranged from $8.57 to $1.57. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to environmental regulation and compliance with which may be costly.

Certain of our products may be rendered obsolete due to environmental directives and could require that we redesign or change how we manufacture our products. This could result in additional costs and expense, shipment delays and possible inventory obsolescence.

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

Our independent registered public accounting firm will be required to audit and report on our internal controls over financial reporting as of March 31, 2011 and subsequent fiscal year end dates to be included in our Annual Report on Form 10-K. We cannot assure you that we or our independent registered public accounting firm will be able to report that our internal controls over financial reporting are effective as of March 31, 2011 and subsequent fiscal year end dates. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Common Stock.

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

Micro-Con operates out of a 23,000 square foot facility located in West Caldwell, NJ, which is leased from an unaffiliated entity.

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

ITEM 4. Reserved

Part II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The common stock is traded on the NASDAQ Capital Market under the symbol NOIZ.

The closing high and low sale prices for the Common Stock for each fiscal quarter from April 1, 2008 until March 31, 2010 as reported by NASDAQ, were as follows:

Sales Prices

Fiscal Quarter	High	Low
Fiscal 2009
First Quarter	$8.57	$6.41
Second Quarter	8.49	5.54
Third Quarter	7.52	1.57
Fourth Quarter	3.65	1.88

Fiscal 2010
First Quarter	3.95	1.91
Second Quarter	4.00	2.52
Third Quarter	3.65	2.81
Fourth Quarter	4.49	2.49

The number of holders of record of the common stock as of June 14, 2010 was 202. Micronetics believes that there are a substantially greater number of beneficial owners of shares of its common stock who maintain their shares in “street” name. On June 14, 2010, the last sale price of the common stock as reported by NASDAQ was $4.61 per share.

Micronetics has not paid any cash dividends during its two most recent fiscal years, nor during any subsequent interim period. Under its loan agreements, it is restricted from paying dividends without the consent of the lender.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	511,100	$6.79	725,500
Equity compensation plans not approved by security holders	—	—	—

Total	511,100	$6.79	725,500

ITEM 6. Selected Financial Data (unaudited)

	Years ended March 31, (in thousands, except earnings per share)
	2010	2009	2008	2007	2006
Net sales	$34,868	$30,347	$32,625	$23,690	$26,909
Gross margin	$11,703	$9,184	$12,919	$9,377	$11,695
Gross margin %	34%	30%	40%	40%	43%
Net income (loss)	$1,148	$(9,564)	$1,662	$1,041	$2,540
Earnings (loss) per common share
—basic	$0.25	$(1.98)	$0.34	$0.22	$0.57
Basic weighted average shares	4,554	4,836	4,932	4,637	4,465
Earnings (loss) per common share
—diluted	$0.25	$(1.98)	$0.34	$0.22	$0.54
Diluted weighted average shares	4,554	4,836	4,951	4,789	4,697
Total assets	$26,965	$25,526	$33,386	$29,819	$27,748
Total current liabilities	$10,804	$9,303	$5,426	$5,487	$5,598
Long-term debt, net of current portion	$1,786	$3,085	$4,226	$5,633	$5,328
Other long-term liabilities	$1,035	$908	$1,325	$722	$963

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and the results of operations are based on the Company’s consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America (“US GAAP”). On an on-going basis, we evaluate our judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates and judgments include revenue recognition, assumptions used in stock option and goodwill valuations, reserves for accounts receivable and inventories, useful lives of property, plant and equipment, purchase price allocation, valuation of investments, intangibles, accrued liabilities, and deferred income taxes and various other assumptions that we believe are reasonable under the circumstances. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition And Product Warranties

We generate revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. Our products are primarily hardware components, and to a lesser extent integrated assemblies which includes microwave hardware and embedded software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

We occasionally enter into contracts for production of highly customized microwave and radio frequency components and integrated sub-assemblies which we record revenue based on the percentage of completion method (assuming all other requirements for revenue recognition have been satisfied) typically using labor hours to measure progress toward completion of the contract as we have determined this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. Deferred revenue represents billings in excess of revenue recognized and unbilled revenue represents revenue recognized in excess of billings.

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

Inventories

Inventories are valued at the lower of cost or market, based on the first in, first out method. Inventory items are reviewed regularly for excess and obsolescence based on an estimated forecast of product demand. Inventories that are in excess of future requirements are written down to their estimated value based upon projected demand. Demand for our products can be forecasted based on current backlog, customer options to reorder under existing contracts, and the need to retrofit older units and parts needed for general repairs. Although management makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in our inventories and operating results could be affected accordingly.

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

Goodwill and other indefinite lived intangible assets are tested annually for impairment. We assess goodwill, by reporting unit, for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill would occur in that period. A two-step impairment testing approach is required. We must first determine whether goodwill is impaired and if so, we must value that impairment based on the amount by which the book value exceeds the estimated fair value. We used discounted cash flows, sales and EBITDA multiples as the best evidence of fair value. In preparing the goodwill impairment test for this reporting unit we assumed operating margin performance consistent with historical performance and revenue growth between 3% and 5%. If actual results are significantly different than these assumptions, the associated goodwill may be subject to an impairment charge. For the third quarter of Fiscal 2009, we recorded a goodwill impairment charge of approximately $8.0 million. Please see “Impairment of Goodwill” under “Results of Operations” below for further description. At March 31, 2010 and 2009, we performed our goodwill impairment assessment for the remaining $1.1 million of goodwill and determined that the carrying value did not exceed its fair value.

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, we evaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since the acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly-owned subsidiaries and investments. For the third quarter of Fiscal 2009, we recorded a long-lived asset impairment charge of approximately $1.3 million. Please see “Impairment of Long-Lived Assets” under “Results of Operations” below for further description. At March 31, 2010 and 2009 we determined that no new triggering events had occurred warranting a further impairment assessment of our long-lived assets.

Stock Compensation Expense

We measure compensation cost for stock-based compensation at fair value We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimates of the expected term, the volatility of our common stock price over the expected term, risk free interest rate and the number of options that will not vest. Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.

Income Taxes and Valuation Allowances

We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2010 and 2009 because we believe we have adequate carryback profit to fully utilize this deferred tax asset. If actual results are significantly different from our assumptions the deferred tax asset may be subject to a valuation allowance.

Significant judgement is required in evaluating our uncertain tax positions and determining our provision for income taxes. We evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on its technical merit in the event of a tax audit.

We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions as well as related interest and penalties.

Results of Operations

Fiscal 2010 versus Fiscal 2009

Net sales

Net sales for Fiscal 2010 were $34,867,746, an increase of $4,520,461 or 15% as compared to net sales of $30,347,285 for Fiscal 2009. Of the increase approximately $2.0 million is due to an increase in sales of integrated component sub-systems for defense jamming and electronic system modernization applications. Approximately $1.5 million of the increase is due to a contract for components for a space based application which was substantially completed in the fourth quarter of FY 2010. Approximately $0.7 million of the increase is due to RFID technology which we acquired in March 2009 and is for the beta test portion of a purchase agreement containing an option for full scale production roll-out. It is uncertain when a follow-on contract will be awarded. The remaining increase of $0.3 million was due to all other component sales.

Foreign sales accounted for approximately $3,734,000 and $5,215,000 in Fiscal 2010 and Fiscal 2009, respectively.

Gross margin

Gross margin was 33.6% for Fiscal 2010 as compared to 30.3% for Fiscal 2009. Of the increase, approximately 2.7% was due to approximately $838,000 of FY 2009 inventory charges related to shifts in customer requirements and our high power amplifier business. The remaining increase of 0.6% was due to increased sales without a corresponding increase in costs offset to some degree by start-up costs associated with our RFID product line and initial costs to support the increase in backlog related to integrated component sub-systems.

Research and development

Research and development (“R&D”) expense for Fiscal 2010 was $1,708,532 a decrease of $160,610 or 9% as compared to $1,869,142 for Fiscal 2009. The decrease was primarily due to lower spending on an in-flight high-speed internet transceiver product, offset to some degree by increased spending on a complex integrated assembly for a defense application.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for Fiscal 2010 was $7,250,306 a decrease of $648,447 or 8% as compared to $7,898,753 for Fiscal 2009. Approximately $510,000 of the decrease was due to lower stock compensation expense. Of this amount approximately $370,000 is due to fewer stock options being granted and some outstanding options being fully expensed. Approximately $140,000 is due to the reversal of stock compensation expense for options forfeited during the year. Approximately $100,000 was due to lower salary and benefits expense.

Amortization of intangible assets

Amortization expense attributable to the intangible assets related to the acquisitions of Stealth, MICA and RFID was $348,093 for Fiscal 2010 a decrease of $217,410 as compared to $565,503 for Fiscal 2009. Approximately $300,000 of the decrease was due to an intangible asset impairment charge, which we recorded in the third quarter of Fiscal 2009, which was offset in part by an increase of approximately $81,000 associated with the acquisition of our RFID product line.

Impairment of Goodwill

During the third quarter of Fiscal 2009, we experienced a significant decline in our stock price. As a result of this decline in stock price the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets. In addition, we experienced a decline in the commercial market for high performance analog amplifiers necessary for wireless applications, which had an adverse affect on our high performance amplifier sales. Accordingly, in the third quarter of Fiscal 2009, we performed an assessment of goodwill for impairment which resulted in an impairment charge of approximately $4.9 million and $3.1 million for the high performance amplifier and mixer/ferrite reporting units, respectively. In performing the step 1 goodwill assessment, we used, discounted cash flows, sales and EBITDA multiples as the best evidence of fair value. For purposes of testing impairment we have three separate reporting units with goodwill. Testing was performed separately for each of the three goodwill reporting units and an impairment charge was recorded at two of the goodwill reporting units (high power amplifier and mixer/ferrite product groups).

There remains approximately $1.1 million of goodwill associated with our power amplifier, noise module, phase shifter, switches and attenuator product group. The estimated fair value of this reporting unit exceeded its carry value as of March 31, 2010.

Impairment of Long-Lived Assets

In the third quarter of Fiscal 2009 we determined that the customer list intangible asset related to the high performance amplifier business was impaired and we recorded a charge of approximately $1.3 million as a result of significant decline in sales and projected sales to this group of customers. In Fiscal 2010, we determined that no triggering event had occurred warranting a long-lived asset impairment review.

Interest expense

Interest expense for Fiscal 2010 was $523,274 or an increase of $142,951 as compared to $380,323 for Fiscal 2009. The increase is due to higher average borrowings during FY 2010.

Interest rate swap

An unrealized gain of $115,600 was recorded in Fiscal 2010 as compared to an unrealized gain of $215 for Fiscal 2009 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 42.8% for Fiscal 2010 as compared to 11% for Fiscal 2009. In Fiscal 2009 we recorded a discrete item of $2.7 million related to a goodwill impairment charge that is not tax deductible. In addition, approximately $75,000 of uncertain tax benefits were recognized due to statute of limitations expiring for previously filed tax returns.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents was $482,442 at March 31, 2010 as compared to $620,259, at March 31, 2009. Working capital defined as accounts receivable, inventory, unbilled revenue, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue was $11,961,963 at March 31, 2010 as compared to $11,549,933 at March 31, 2009. Borrowings under our revolving line of credit were $4,234,435 at March 31, 2010 as compared to $3,502,620 at March 31, 2009.

Our current ratio was approximately 1.81 at March 31, 2010 as compared to 1.92 at March 31, 2009.

Net cash provided by operating activities was $1,702,559 in Fiscal 2010 as compared to cash used in operating activities of $2,565,989 in Fiscal 2009. For a detailed explanation of the change please see the following two paragraphs.

In Fiscal 2010, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $3.1 million. Approximately $1.4 million was used to fund working capital needs. Of this amount, approximately $1.1 million was used to fund receivables and unbilled revenue as a result of higher sales and approximately $1.7 million was used to fund inventory requirements primarily related to specific contracts. A tax refund net of tax payments provided approximately $0.6 million, increases in accounts payable and accrued expenses provided approximately $0.8 million and cash received and recorded as deferred revenue provided approximately $0.2 million. Approximately $0.2 million was for a charge to a deferred tax asset related to the cancellation of non-qualified stock options.

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

In Fiscal 2010 net cash used in investing activities was $1,129,853 as compared to cash used in investing activities of $762,623 in Fiscal 2009. In Fiscal 2010, investing activities was solely comprised of capital expenditures. A key contributor to our capital expenditures was outfitting Microwave Concepts new expanded leased facility in order to accommodate business growth. In Fiscal 2009 we purchased equipment of approximately $1.0 million, purchased the assets of a radio frequency identification system product line (“RFID”) for approximately $.4 million and sold investments of approximately $.6 million.

In Fiscal 2010 net cash used for financing activities was $710,523 as compared to cash provided by financing activities in Fiscal 2009 of $785,456. In Fiscal 2010 we repaid $1.3 million of our term loan, paid approximately $0.3 million for capital leases and borrowed approximately $0.7 from our line of credit. In addition, approximately $0.2 million of a deferred tax asset related to the cancellation of non-qualified stock options was charged to additional paid in capital.

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

Term Loan and Revolver

In March 2007, we entered into a credit facility consisting of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit, which replaced the then existing $6.0 million term loan entered into in June 2005. In December 2008 we extended the term of the revolving line of credit for two years.

We entered into an interest rate swap agreement in April 2007 to mitigate interest rate fluctuations on the term loan. At the end of each reporting period we record the current fair value of the interest rate swap on the balance sheet. Any unrealized gain or loss on the swap is charged to earnings.

The term loan is guaranteed by our subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At March 31, 2010 our interest rate was 8.95%. The final payment for the term loan is in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At March 31, 2010 our interest rate was 4.50%. We had approximately $0.8 million available under the line at March 31, 2010. The revolving line of credit expires in March 2012.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $7.5 million. We obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the EBITDA covenants. We also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive our EBITDA covenants and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of our amendment, our interest rate increased from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for our revolving line of credit and a maximum adjusted LIBOR plus 3.75% for our term loan. The interest rate may decrease to a minimum of LIBOR plus 2.5% based upon future performance. In October 2009 we obtained an additional waiver and amendment to our quarterly EBITDA covenants related to timing of EBITDA. On March 31, 2010 the waiver for our EBITDA covenants expired and we returned to the original EBITDA terms of the agreement as set out above. As of March 31, 2010, we were in compliance with our bank covenants.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that approximate 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives.

Stock Repurchase Plan

In November 2008 our Board of Directors approved a stock repurchase plan. Pursuant to such plan, in November 2008 we re-purchased 454,107 shares of our common stock for $1,248,314. Bank approval for the plan expired on May 5, 2009. We have no plans at this time to make an additional repurchases under the plan.

Acquisition

On March 18, 2009, we purchased the assets of an RFID product line for approximately $0.4 million. This product line includes forklift, wall and floor mount radio frequency identification systems for inventory management and other applications. It also adds antennas to our component product line.

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

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures—As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance that material information relating to the Company was made known to our Chief Executive Officer and Acting Chief Financial Officer by others within the Company.

Evaluation of internal control over financial reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control—There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B: Other Information.

None.

PART III

The information to be contained in Items 10-14 herein is incorporated by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2010.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

(1),(2) The consolidated financial statements and required schedules begin on page F-1.

(3) Exhibits.

2.1	Stock Purchase Agreement among Micronetics, Inc., and the Stockholders of Stealth Microwave, Inc., dated June 10, 2005 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

2.2	Earnout Agreement, dated June 10, 2005, among Micronetics, Inc., Stealth Microwave, Inc., the Stockholders of Stealth Microwave, Inc. and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr. and Brian E. Eggleston as the representatives of the stockholders (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 16, 2005).

2.3	Amendment No. 1 to Earnout Agreement, dated as of February 9, 2006, among Micronetics, Inc., Stealth Microwave, Inc.; and Stephen N. Barthelmes Sr., Stephen N. Barthelmes Jr., and Brian E. Eggleston, as representatives of the Sellers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed by the Company on February 10, 2006).

2.4	Agreement of Merger and Plan of Reorganization among Micronetics, Inc., Del Merger Subsidiary, Inc., MICA Microwave Corporation, Frederick Mills, Individually, and Frederick Mills, As the Stockholders’ Representative, dated June 5, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 5, 2007).

2.5	Company Stockholders’ Agreement, by and among Micronetics, Inc., MICA Microwave Corporation, Del Merger Subsidiary, Inc., the Stockholders of MICA Microwave Corporation listed on Exhibit A thereto, Frederick Mills, individually, and Frederick Mills as the Stockholders’ Representative, dated June 5, 2007 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 5, 2007).

2.6	Asset Purchase Agreement, by and among Micronetics, Inc., M/A-COM RFID Inc., solely for the purposes of Section 5.3 and Section 5.9, Cobham Defense Electronic Systems Corporation, and solely for the purposes of Section 5.10 and Article VI, Cobham Defense Electronic Systems – M/A-COM Inc., dated March 18, 2009 (incorporated by reference to Exhibit 2.6 to the Current Report on Form 10-K filed by the Company on June 29, 2009.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-16453 (the “Registration Statement”)).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated October 2, 1995.

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, dated November 6, 2002.

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2007).

4.1	Specimen certificate for common stock of Micronetics, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).

10.1	2003 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 24, 2003).*

10.2	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on July 31, 2006).*

10.3	Amended and Restated 401(k) Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005).*

10.4	Commercial Loan Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.5	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 15, 2008).

10.6	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated March 5, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 9, 2009).

10.7	Amendment and Waiver To Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated June 26, 2009. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by the Company on June 29, 2009).

10.8	Mortgage and Security Agreement, by and between, Micronetics, Inc., and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated June 26, 2009. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed by the Company on June 29, 2009).

10.9	Revolving Credit Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.10	Term Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.11	Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.12	Security Agreement (Intellectual Property), dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.13	Stock Pledge and Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.14	Employment Agreement between the Company and David Robbins dated July 17, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 18, 2007).*

10.15	Lease by and between Microwave Concepts, Inc. and SAI Property Management LLC, dated October 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 5, 2008.)

10.16	Guaranty by Micronetics, Inc. to SAI Property Management LLC, dated October 17, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 5, 2008.)

10.17	Lease, dated September 4, 2008, by and between Micronetics, Inc. and SBJ Development, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 12, 2008.)

21	List of Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP dated June 21, 2010.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONETICS, INC.

Dated: June 21, 2010	By:	/s/ DAVID ROBBINS
David Robbins, Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: June 21, 2010	By:	/s/ CARL LUEDERS
Carl Lueders, Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID ROBBINS David Robbins	Chief Executive Officer and Treasurer (Principal Executive Officer)	June 21, 2010

/S/ DAVID SIEGEL David Siegel	Director	June 21, 2010

/S/ DOROTHY ANNE HURD Dorothy Anne Hurd	Director	June 21, 2010

/S/ GERALD HATTORI Gerald Hattori	Director	June 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Micronetics, Inc.

We have audited the accompanying consolidated balance sheets of Micronetics, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of March 31, 2010 and 2009 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
June 21, 2010

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$482,442	$620,259
Accounts receivable, net of allowance for doubtful accounts of $570,782 and $449,799 at March 31, 2010 and March 31, 2009, respectively	5,691,334	4,949,004
Inventories, net	10,943,968	9,436,210
Unbilled revenue	219,958	31,920
Net deferred tax asset	1,557,093	1,464,958
Prepaid income taxes	434,379	1,068,832
Prepaid expenses and other current assets	218,554	276,222

Total current assets	19,547,728	17,847,405

Property, plant and equipment, net	4,787,880	4,703,529
Other assets:
Security deposits	97,079	86,839
Other long-term assets	18,547	26,791
Intangible assets, net	1,396,595	1,744,691
Goodwill	1,117,197	1,117,197

Total other assets	2,629,418	2,975,518

TOTAL ASSETS	$26,965,026	$25,526,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,457,267	$1,588,175
Line of credit	4,234,435	3,502,620
Accounts payable	2,179,422	1,070,831
Accrued expenses and other current liabilities	2,732,429	3,141,424
Deferred revenue	200,000	—

Total current liabilities	10,803,553	9,303,050
Long-term debt, net of current portion	1,786,378	3,085,290
Other long-term liability	1,740	6,200
Net deferred tax liability	1,033,531	901,722

Total liabilities	13,625,202	13,296,262

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 issued, 4,553,635 outstanding at March 31, 2010 and March 31, 2009	53,912	53,912
Additional paid-in capital	12,204,124	12,242,320
Retained earnings	4,062,301	2,914,471

	16,320,337	15,210,703
Treasury stock at cost, 837,582 shares at March 31, 2010 and March 31, 2009, respectively	(2,980,513)	(2,980,513)

Total shareholders’ equity	13,339,824	12,230,190

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,965,026	$25,526,452

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2010	2009
Net sales	$34,867,746	$30,347,285
Cost of sales	23,165,053	21,163,552

Gross margin	11,702,693	9,183,733

Operating expenses:
Research and development	1,708,532	1,869,142
Selling, general and administrative	7,250,306	7,898,753
Goodwill impairment charge	—	7,964,916
Intangible asset impairment charge	—	1,295,000
Amortization of intangible assets	348,093	565,503

Total operating expenses	9,306,931	19,593,314

Income (loss) from operations	2,395,762	(10,409,581)
Other income (expense)
Interest income	233	33,285
Interest expense	(523,274)	(380,323)
Unrealized gain on interest rate swap	115,600	215
Miscellaneous income	17,951	18,593

Total other expense	(389,490)	(328,230)

Income (loss) before provision for income taxes	2,006,272	(10,737,811)
Provision (benefit) for income taxes	858,442	(1,173,884)

Net income (loss)	$1,147,830	$(9,563,927)

Earnings (loss) earnings per common share
Basic	$0.25	$(1.98)

Diluted	$0.25	$(1.98)

Weighted average common shares outstanding
Basic	4,553,635	4,836,052

Diluted	4,553,851	4,836,052

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares	Stock par value	Additional paid-in capital	Retained earnings	Treasury stock	Total
Balance at March 31, 2008	5,007,742	$53,912	$11,608,536	$12,478,398	$(1,732,199)	$22,408,647
Purchase of treasury stock	(454,107)	—	—	—	(1,248,314)	(1,248,314)
Stock based compensation	—	—	633,784	—	—	633,784
Net loss	—	—	—	(9,563,927)	—	(9,563,927)

Balance at March 31, 2009	4,553,635	$53,912	$12,242,320	$2,914,471	$(2,980,513)	$12,230,190
Reduction of deferred tax asset related to cancellation of non-qualified stock options	—	—	(151,886)	—	—	(151,886)
Stock based compensation	—	—	113,690	—	—	113,690
Net loss	—	—	—	1,147,830	—	1,147,830

Balance at March 31, 2009	4,553,635	$53,912	$12,204,124	$4,062,301	$(2,980,513)	$13,339,824

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,147,830	$(9,563,927)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,557,999	1,665,862
Goodwill impairment charge	—	7,964,916
Intangible asset impairment charge	—	1,295,000
Stock-based compensation	113,690	633,784
Unrealized gain on interest rate swap	(115,600)	(215)
Provision for allowances on accounts receivable	120,983	84,818
Provision for inventory obsolescence and losses	240,992	1,070,169
Deferred taxes related to non-qualified stock options	(151,886)	—
Deferred taxes	(112,211)	(1,316,017)
Changes in operating assets and liabilities:
Accounts receivable	(863,313)	(172,042)
Unbilled revenue	(188,038)	(31,920)
Inventories	(1,748,750)	(3,143,697)
Other long term assets	8,243	8,243
Prepaid income taxes	629,994	(1,256,449)
Prepaid expenses, other current assets, and other assets	47,429	(5,215)
Accounts payable	1,108,592	(213,734)
Accrued expenses	(293,395)	414,435
Deferred revenue	200,000	—

Net cash provided by (used in) operating activities	1,702,559	(2,565,989)

Cash flows from investing activities:
Proceeds from sale of investments	—	650,000
Capital expenditures	(1,129,853)	(1,033,145)
RFID acquisition	—	(400,000)
MICA acquisition, net of cash acquired	—	20,522

Net cash used in investing activities	(1,129,853)	(762,623)

Cash flows from financing activities:
Net proceeds from line of credit	731,815	3,502,620
Repayments on term loan and mortgages	(1,300,000)	(1,430,837)
Repayments of capital leases	(294,224)	(38,013)
Additional paid in capital charge related to cancellation of non-qualified stock options	151,886	—
Purchase of treasury shares	—	(1,248,314)
Proceeds from the issuance of common stock	—	—

Net cash (used in) provided by financing activities	(710,523)	785,456

Net change in cash and cash equivalents	(137,817)	(2,543,156)
Cash and cash equivalents at beginning of period	620,259	3,163,415

Cash and cash equivalents at end of period	$482,442	$620,259

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$492,368	$375,586

Income taxes	$340,660	$1,459,000

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$164,404	$481,780

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

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

Cash and cash equivalents—The Company considers certificates of deposit, money market funds, and highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

March 31, 2010, substantially all the Company’s cash and cash equivalents consisted of money market investments which the Company believes are subject to minimal credit and market risks.

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, interest rate swap and accounts receivable. The Company may invest in high-quality money market funds that invest in securities of the U.S. government, and other high-quality corporate issues. Accounts receivable are generally unsecured and are derived from the Company’s customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company has one customer that accounts for 37% of its accounts receivable at March 31, 2010. The Company believes there is minimal risk associated with this receivable.

Fair value of financial instruments—The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses approximate fair value because of the relatively short maturity of these instruments. The interest rate swap is at fair value and is arrived at by discounting the present value of the difference between the contractual swap rate and the current market swap rates on March 31, 2010, utilizing the notional amounts and the remaining terms of the swap agreement. The fair value of the swap was recorded as a liability in the amount of $165,050 and $280,650, at March 31, 2010 and March 31, 2009, respectively. The fair value of the Company’s long-term debt approximates fair value as it bears interest at variable market rates.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

Goodwill and intangible assets—Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired.

The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process. The first step is to determine if there is an impairment and the second step is to determine the amount of the impairment.

In the third quarter of Fiscal 2009 the Company experienced a significant decline in its stock price. As a result of this decline in stock price the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets. In addition, the Company experienced a decline in the commercial market for high performance analog amplifiers necessary for wireless applications, which had an adverse affect on our high performance amplifier sales. Accordingly, in the third quarter of Fiscal 2009, the Company performed an assessment of goodwill for impairment which resulted in an impairment charge of approximately $4.9 million and $3.1 million for the high performance amplifier and mixer/ferrite reporting units, respectively. In performing the step 1 goodwill assessment, we used, discounted cash flows, sales and EBITDA multiples as the best evidence of fair value. For purposes of testing impairment we have three separate reporting units with goodwill. Testing was performed separately for each of the three goodwill reporting units and an impairment charge was recorded at two of the goodwill reporting units (high power amplifier and mixer/ferrite product groups). At March 31, 2010 and 2009 we performed our goodwill impairment assessment for the remaining $1.1 million of goodwill and determined that the carrying value did not exceed its fair value.

Intangible assets consist of certain identifiable assets resulting from business combinations, including intellectual property, customer relationships, backlog and non-compete covenants. These assets are being amortized over their estimated useful lives.

In the third quarter of Fiscal 2009 the Company determined that the customer list intangible asset related to the high performance amplifier business was impaired and we recorded a charge of approximately $1.3 million as a result of significant decline in sales and projected sales to this group of customers. At March 31, 2010 and 2009 we determined that no new triggering events had occurred warranting a further impairment assessment of our long-lived assets.

Research and development—Research and development costs are charged to expense when incurred. Amounts expended for the years ended March 31, 2010 and 2009 were $1,708,532 and $1,869,142, respectively. R&D expenses consist of salaries, materials and third party costs.

Advertising costs—Advertising costs are expensed as incurred and are reported as a component of “Sales, general and administrative” expenses in the Company’s consolidated statements of operation. Advertising expense was $55,039 in Fiscal 2010 and $107,165 in Fiscal 2009.

Income taxes—The Company calculates its provision for federal and state income taxes based on current tax law and recognizes income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. No valuation allowance was required at March 31, 2010 and 2009.

Earnings per share—Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potential dilutive common shares represent the dilutive effect of the assumed exercise of certain outstanding stock options.

Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are excluded from the basic earnings per share calculation and included in the diluted earnings per share calculation.

Stock-based Compensation—The Company measures compensation cost for stock-based compensation at fair value The Company uses the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimates of the length of time employees will retain their vested stock options before exercising them, expected term, the volatility of our common stock price over the expected term, risk free interest rate and the number of options that will not vest. Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. For all awards the Company has recognized compensation expense using the straight-line amortization method over the vesting period of the awards and this estimated expense for Fiscal 2010 and 2009 has been reduced for estimated forfeitures.

Subsequent Events—The Company evaluated its March 31, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 (“ASU 2010-09”), which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASU 2010-09 also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of this amended standard did not have a material impact on the company’s consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

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

In January 2010, the FASB issued an update that improves the requirements related to fair value measurements and disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 fair value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of these expanded disclosures to have a material impact on its consolidated financial statements.

2. ACQUISITIONS

On March 18, 2009, the Company purchased the assets of a Radio Frequency Identification product line (“RFID”) for approximately $400,000, which has been accounted for as a business acquisition under purchase accounting. This product line includes forklift, wall and floor mount radio frequency identification systems for inventory management and other applications. It also adds antennas to our component product line.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Inventory	$47
Property, plant and equipment	129
Development technology drawings	123
Customer relationships	121
Accounts payable	(20)

Net purchase price	$400

3. INTANGIBLE ASSETS AND GOODWILL

The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table presents details of the Company’s finite-lived intangible assets as of March 31, 2010 and March 31, 2009 (in thousands):

	Useful Life (years)	March 31, 2010			March 31, 2009
Intangible Assets		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Impairment Charge	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$1,931	$1,025	$4,251	$1,728	$1,295	$1,228
Trade name	10	260	73	187	260	47	—	213
Developed technology-drawings	5	513	328	185	513	209	—	304

Total intangibles		$3,729	$2,332	$1,397	$5,024	$1,984	$1,295	$1,745

During the third quarter of Fiscal 2009, the Company recorded an impairment charge of $1,295,000 related to the customer relationship intangible asset of its high performance amplifier business. The Company evaluates the carrying value of its’ intangible assets on an ongoing basis. No triggering event occurred warranting a review of our intangible assets as of March 31, 2010.

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
2011	$321
2012	314
2013	163
2014	144
2015	144
Thereafter	311

Total	$1,397

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

Changes in the carrying amount of goodwill at March 31, 2010 and March 31, 2009 are as follows:

	2010	2009
Balance at the beginning of the period	$1,117,197	$8,931,944
Impairment charge	—	(7,964,916)
Purchase accounting adjustments	—	150,169

Balance at the end of the period	$1,117,197	$1,117,197

During the third quarter of Fiscal 2009, the Company recorded impairment charges of $7,964,916 related to the goodwill for its high performance amplifier and mixer/ferrite reporting units. The Company evaluates the carrying value of its’ goodwill asset on an ongoing basis. No additional impairment charge was warranted as of March 31, 2010.

Approximately $1.1 million of goodwill is deductible for income tax purposes at March 31, 2010 and March 31, 2009.

4. ACCOUNTS RECEIVABLE, NET

At March 31, 2010 and 2009 accounts receivable, net of allowances consisted of the following:

	2010	2009
Accounts receivable	$6,262,116	$5,398,803
Less allowances	(570,782)	(449,799)

	$5,691,334	$4,949,004

The activity related to the Company’s allowances for doubtful accounts on accounts receivable for Fiscal 2010 and Fiscal 2009 is as follows:

	2010	2009
Balance at beginning of period	$449,799	$364,981
Charged to costs and expenses	120,983	84,818

Balance at end of period	$570,782	$449,799

5. INVENTORIES, NET

At March 31, 2010 and 2009 inventories consisted of the following:

	2010	2009
Raw materials	$7,170,056	$6,222,709
Work in process	3,941,829	3,588,857
Finished goods	1,368,591	1,164,901

	12,480,476	10,976,467
Less: allowance for obsolescence	(1,536,508)	(1,540,257)

	$10,943,968	$9,436,210

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

6. PROPERTY, PLANT AND EQUIPMENT

At March 31, 2010 and 2009, property, plant and equipment consisted of the following:

	2010	2009
Land	$162,000	$162,000
Buildings and leasehold improvements	2,170,278	1,317,657
Machinery and equipment	10,833,486	10,409,567
Furniture and fixtures, and other	244,171	244,171

	13,409,935	12,133,395
Less accumulated depreciation	(8,622,055)	(7,429,866)

	$4,787,880	$4,703,529

Assets held under capital leases are classified as property, plant and equipment and amortized over their useful lives. Lease amortization is included in depreciation expense.

7. ACCRUED EXPENSES

At March 31, 2010 and 2009 accrued expenses consisted of the following:

	2010	2009
Unbilled payables	$837,603	$1,125,365
Professional fees	15,750	7,607
Payroll, benefits and related taxes	1,142,532	1,373,688
Warranty	211,240	136,763
Commissions	185,967	143,876
Customer Deposits	71,348	—
Unrealized loss on interest rate swap	165,050	280,650
Miscellaneous	102,939	73,475

	$2,732,429	$3,141,424

Included in accrued payroll are bonuses of $600,000 and $403,322 for Fiscal 2010 and Fiscal 2009, respectively.

8. ACCRUED WARRANTY

The Company provides one-year warranties on all of its products covering both parts and labor. Micronetics, at its option, repairs or replaces products that are defective during the warranty period if the proper preventative maintenance procedures have been followed by the customer.

Product warranty activity in Fiscal 2010 and Fiscal 2009 are as follows:

	2010	2009
Balance at beginning of period	$136,763	$119,252
Accruals for warranties	266,799	93,453
Charges to accrual for warranty costs	(192,322)	(75,942)

Balance at end of period	$211,240	$136,763

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

9. LONG-TERM DEBT

At March 31, 2010 and 2009 long-term debt consisted of the following:

	2010	2009
Term loan	$2,925,000	$4,225,000
Capital leases	318,645	448,465

Total	3,243,645	4,673,465
Less current portion	1,457,267	1,588,175

Long-term debt net of current portion	$1,786,378	$3,085,290

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In the third quarter of Fiscal 2009, the revolving line of credit was extended by two years and expires in March 2012. The term loan is guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At March 31, 2010, the interest rate was 8.95%. The final payment for the term loan is in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At March 31, 2010, the interest rate was 4.50%. The Company had approximately $765,000 available under the line at March 31, 2010.

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses charged to earnings. For the years ended March 31, 2010 and March 31, 2009, the Company recorded an unrealized gain of $115,600 and $215, respectively, in the statement of operations to reflect the change in estimated fair value for the interest rate swap.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $7.5 million. The Company obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the EBITDA covenants. The Company also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive the EBITDA covenants and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of the amendment, the interest rate increased from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for the revolving line of credit and a maximum adjusted LIBOR plus 3.75% for the term loan. The interest rate may decrease to a minimum of LIBOR plus 2.5% based upon future performance. In October 2009 the Company obtained an additional waiver and amendment to the quarterly EBITDA covenants. On March 31, 2010 the waiver for the Company’s EBITDA covenants expired and the Company returned to the original EBITDA terms of the agreement as set out above. As of March 31, 2010, the Company was in compliance with its’ bank covenants.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that approximates 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

estimated useful lives. Included in the current portion of long-term debt is $157,267 for capital lease obligations. Included in long-term debt net of current portion is $161,378 for capital lease obligations. The remaining interest associated with the Company’s capital lease obligations amounts to approximately $22,600 over the lease terms.

Aggregate annual maturities of long-term debt, capital lease obligations and the line of credit, are as follows:

Fiscal year ending March 31,	Line of Credit	Capital Lease Obligation	Mortgages and notes payable	Total
2011	$4,234,435	$157,267	$1,300,000	$5,691,702
2012	—	161,378	1,300,000	1,461,378
2013	—	—	325,000	325,000
2014	—	—	—	—
2015	—	—	—	—
Thereafter	—	—	—	—

	$4,234,435	$318,645	$2,925,000	$7,478,080

10. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

At March 31, 2010, the Company had two stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Stock Option Plan. In July 2006 the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of March 31, 2010, there were 236,600 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ended March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of March 31, 2010 there were 274,500 options outstanding under the 2006 Plan.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

The following table sets forth the Company’s stock option activity during the year ended March 31, 2010:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic value
Outstanding at March 31, 2009	699,125	$7.78
Granted	137,000	3.32		91,765
Exercised	—	—
Expired	(156,125)	6.93
Forfeited	(168,900)	7.95

Outstanding at March 31, 2010	511,100	$6.79	4.58	91,765

Exercisable at March 31, 2010	319,350	$8.04	2.00	—

There is no intrinsic value for fully vested, exercisable options at March 31, 2010 based on the Company’s closing stock price of Common Stock on that date of $4.02.

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2010:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2009	314,500	$4.61
Granted	137,000	2.20
Forfeited	(126,000)	5.00
Vested	(133,750)	4.15

Non-vested as of March 31, 2010	191,750	$2.95

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

The following table summarizes information about stock options outstanding at March 31, 2010:

Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price of options outstanding	Options exercisable	Weighted average exercise price of options exercisable
$ 1.72 – $ 3.44	76,500	9.22 yrs	$2.83	—	—
$ 3.44 – $ 5.17	58,000	9.98 yrs	$4.00	2,500	$4.02
$ 5.17 – $ 6.89	3,000	8.55 yrs	$6.65	750	$6.65
$ 6.89 – $ 8.61	353,600	2.88 yrs	$7.98	296,100	$8.02
$ 8.61 – $ 10.33	20,000	.56 yrs	$8.89	20,000	$8.89

	511,100	4.58 yrs	$6.79	319,350	$8.04

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

Total stock-based compensation reported in the consolidated statements of operations for Fiscal 2010 and Fiscal 2009:

	2010	2009
Cost of sales	$43,883	$58,573
Selling, general and administrative	69,807	575,211
Research and development	—	—

Stock-based compensation	$113,690	$633,784

Unrecognized stock-based compensation expense, net of estimated forfeitures, related to the unvested options is approximately $0.4 million, and will be recorded over the remaining service period of 3.18 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

The Company granted 25,000 shares of restricted stock to an employee under the 2006 Equity Incentive Plan on November 14, 2007. The shares were issued at a purchase price of $.01 per share. The fair value of the restricted stock was determined based on the fair value of the Company’s common stock on the grant date. Upon issuance of the restricted stock 10,000 shares were vested, with the remaining 15,000 shares to vest twenty percent upon the completion of each quarterly period thereafter. The stock fully vested on August 14, 2008. As a result of the issuance of the restricted stock, the Company recognized $59,250 of stock compensation expense in Fiscal 2009.

During the fiscal year ended March 31, 2010, the Company used the Black-Scholes option-pricing model to value option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

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

For Fiscal 2010 and Fiscal 2009 the expected term was calculated based upon the simplified method as the Company issued options with a longer contractual term and did not have sufficient history of exercises under these terms.

The Company has not declared or paid a cash dividend, and has no current plans to pay a cash dividend in the future.

The Company recognizes compensation expense for only the portions that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options. In developing a forfeiture rate estimate, the Company considered its historical experience. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

The fair value of options issued during Fiscal years 2010 and 2009 were estimated at the date of grant with the following weighted-average assumptions:

	2010	2009
Risk Free Interest Rate	2.49 – 3.01%	2.93 – 3.55%
Expected Life	6.25 years	6.13 years
Expected Volatility	69 – 70%	57 – 60%
Expected Dividend Yield	0%	0%

The per share weighted average fair value of stock options granted for the fiscal years ended March 31, 2010 and 2009 was $2.20 and $3.89, respectively.

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

13. INCOME TAXES

The following sets forth the provision for income taxes at March 31, 2010 and 2009:

	2010	2009
Current:
Federal	$679,619	$(79,266)
State	291,037	210,919
Deferred:
Federal	(71,905)	(891,142)
State	(40,309)	(414,395)

Provision (benefit) for income tax	$858,442	$(1,173,884)

The Company and its subsidiaries file a consolidated federal income tax return. Tax benefits from the early disposition of stock by optionees under incentive stock options and from exercises of non-qualified options are credited to additional paid-in capital, to the extent that the benefit exceeds stock compensation recorded for book purposes. Tax deficiencies related to the cancellation of non-qualified stock options is charged to additional paid in capital to the extent there are amounts available to absorb such tax deficiencies.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

At March 31, 2010 and 2009 the difference between the income tax provision computed at the Federal statutory rate and the actual tax provision is accounted for as follows:

	2010	2009
Taxes computed at the federal statutory rate	$682,133	$(3,650,855)
Goodwill impairment	—	2,708,071
State income tax (net of federal benefit)	165,481	(134,294)
Effect of permanent differences	83,427	80,961
Research and development tax credits	(68,139)	(103,967)
Settlements/reductions in uncertain tax positions	(4,460)	(73,800)

Income tax provision (benefit)	$858,442	$(1,173,884)

At March 31, 2010 and 2009 deferred tax assets (liabilities) are comprised of:

	2010	2009
Net current deferred tax asset:
Accrued expenses	$418,279	$334,749
Inventory reserve	668,144	760,501
Bad debt reserve	233,005	150,215
Warranty reserve	86,233	56,394
Sales return reserve	—	35,260
UNICAP	161,944	136,473
Prepaid expenses	(10,512)	(8,634)

	$1,557,093	$1,464,958

Net long term deferred tax liability:
Stock compensation	$192,690	$372,426
State operating loss carryforward	135,074	192,096
State credits	1,538	—
Intangible amortization	(94,106)	(44,957)
Depreciation	(680,282)	(606,274)
Purchase price adjustment	(480,633)	(597,207)
Section 481(a) adjustment	(107,812)	(217,806)

	$(1,033,531)	$(901,722)

As of March 31, 2010, the Company has state net operating loss carryforwards of approximately $992,000, of which $967,000 will expire in 2016 and $25,000 will expire in 2029. The Company’s effective tax rate was 42.8% and 11% for the year ended March 31, 2010 and 2009, respectively. In Fiscal 2009 the Company recorded a discrete tax item of $2.7 million related to a goodwill impairment charge that is non-tax deductible. In addition, approximately $75,000 of uncertain tax benefits were recognized due to statute of limitations expiring for previously filed tax returns.

The amount of uncertain tax benefits as of March 31, 2010 was $1,740, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in uncertain tax benefits within the next twelve months.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

The change in uncertain tax benefits for the twelve months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Balance at beginning of period	$6,200	$80,000
Changes in tax positions related to prior years:	—	1,000
Changes in tax positions related to the current year	205	—
Settlements	—	(74,800)
Reductions for expiration of statute of limitations	(4,665)	—

Balance at end of period	$1,740	$6,200

As of March 31, 2010, the Company is subject to tax in the U.S. and various state jurisdictions. The Company is open to examination for tax years March 31, 2007 through 2010.

The Company is under an IRS audit for its Fiscal 2008 tax returns.

The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any. As of March 31, 2010, the Company has accrued interest and penalties for uncertain tax benefits in its statement of operations of $200.

14. EARNINGS PER SHARE

Basic earnings (loss) per share, or EPS, is computed based on the net income or loss for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings (loss) per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted earnings per share at March 31, 2010 and 2009 are:

	2010	2009
Net income (loss)	$1,147,830	$(9,563,927)
Weighted average shares outstanding:	4,553,635	4,836,052
Basic earnings (loss) per share	$0.25	$(1.98)
Common stock equivalents	—	—
Weighted average common and common equivalent shares outstanding	4,553,851	4,836,052
Diluted earnings (loss) per share	$0.25	$(1.98)

At March 31, 2010 and 2009, 376,600 and 699,125 stock options, respectively, were excluded from the diluted earnings per share calculation because they would have been anti-dilutive.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

15. COMMITMENTS AND CONTINGENCIES

Leases:

The Company is obligated under various non-cancelable operating leases for manufacturing facilities and equipment, which expire through January 2014. The Company has options to extend leases in its leased facilities. The Company pays building operating costs in its leased facilities.

The aggregate future minimum lease payments, are as follows:

March 31,
2011	$647,824
2012	627,595
2013	597,287
2014	425,729

$2,298,435

Rental expense for the years ended March 31, 2010 and 2009 was $889,613 and $751,973 respectively.

16. FAIR VALUE MEASUREMENTS

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of March 31, 2010 and 2009.

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2010
Assets:
Money market fund (included in cash and cash equivalents)	—	$419,000	—	$419,000

Total assets at fair value	—	$419,000	—	$419,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$(165,000)	—	$(165,000)

Total liabilities at fair value	—	$(165,000)	—	$(165,000)

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2009
Assets:
Money market fund (included in cash and cash equivalents)	—	$555,000	—	$555,000

Total assets at fair value	—	$555,000	—	$555,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$(280,000)	—	$(280,000)

Total liabilities at fair value	—	$(280,000)	—	$(280,000)

The following provides a summary of the change in fair value for the interest rate swap as of March 31, 2010:

Balance at March 31, 2009	$(280,000)
Unrealized gain	115,000

Balance at March 31, 2010	$(165,000)

The fair value of the money market fund was determined by using available market prices for the underlying securities. There has been no change in the fair value of the money market fund since March 31, 2010. The fair value of the interest rate swap was determined by using a market driven valuation model using the LIBOR rate forecast applied to common intervals for the remaining term of the interest rate swap.

The carrying amounts reported in the consolidated balance sheet for cash, investments, trade receivables, accounts payable, and accrued expenses and amounts borrowed under the revolving line of credit and capital

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

leases approximate fair value because of the relatively short maturity of these instruments. The carrying amount of our term debt approximates fair market value because it is based on a variable interest rate.

17. RELATED PARTY TRANSACTION

On September 4, 2008, Micronetics, Inc. entered into a lease with SBJ Development, LLC (the “Landlord”) for a new headquarters for Stealth Microwave, Inc, its subsidiary. The property is located in the Township of Ewing, New Jersey. The lease has an initial term of five years and contains three options to extend the lease, each for a term of five years. The annual rent for the initial term of the lease is $225,600. The Company reimbursed the Landlord approximately $10,000 of building operating costs per the lease agreement during Fiscal 2010. The Company reimbursed the Landlord approximately $33,000 of building operating costs and leasehold improvement costs during Fiscal 2009.

Both Stephen N. Barthelmes, Jr., President of Micronetics’ subsidiary Stealth Microwave, Inc., and Kevin Beals, President of Micronetics, are members of the Landlord. Mr. Barthelmes and Mr. Beals own twenty-one percent and sixteen percent, respectively, of the outstanding units of membership interest of the Landlord.

The Audit Committee of the Board of Directors of Micronetics reviewed and approved the terms of the lease prior to its execution.

18. MAJOR CUSTOMERS

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. The top three customers accounted for 25%, 7% and 5% of the Company’s consolidated sales in Fiscal 2010. For Fiscal 2009, the top three customers accounted for 22%, 5% and 5% of the Company’s consolidated sales. The top customer also accounts for 37% of the Company’s accounts receivable at March 31, 2010.

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

Exports accounted for 11% and 17% of the Company’s sales in the years ended March 31, 2010 and 2009, respectively. Sales representing shipments by geographical area are shown below (in thousands):

	March 31,
	2010	2009
United States and Canada	$31,387	$25,493
Europe	3,043	3,445
Asia	410	1,363
Central and South America/Other	28	46

	$34,868	$30,347

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

20. EMPLOYEE BENEFIT PLANS

The Company has in effect a defined contribution plan under section 401(k) of the Internal Revenue Code under which it provides matching contributions of 50% up to 6% of the participant’s annual salary.

Company contributions to the plan for the years ended March 31, 2010 and March 31, 2009 were $167,894 and $137,285, respectively.

21. Unaudited Quarterly Financial Information (amounts in thousands, except per share amounts)

FISCAL 2010	Q1 FY10	Q2 FY10	Q3 FY10	Q4 FY10
Net sales	$7,913	$8,820	$9,009	$9,126
Gross profit	$2,476	$2,882	$3,307	$3,038
Gross profit %	31%	33%	37%	33%
Net (loss) income	$(12)	$186	$504	$470
Earnings per common share
—Basic	$0.00	$0.04	$0.11	$0.10
Basic weighted average shares	4,554	4,554	4,554	4,554
Earnings per common share
—Diluted	$0.00	$0.04	$0.11	$0.10
Diluted weighted average shares	4,554	4,554	4,554	4,557

FISCAL 2009	Q1 FY09	Q2 FY09	Q3 FY09	Q4 FY09
Net sales	$7,087	$6,545	$8,398	$8,317
Gross profit(1)	$2,978	$2,069	$2,746	$1,390 (1)
Gross profit %	42%	32%	33%	17%
Net income (loss)	$158	$(67)	$(9,384)	$(271)
Earnings (loss) per common share
—Basic	$0.03	$(0.01)	$(1.96)	$(0.06)
Basic weighted average shares	5,000	5,005	4,788	4,554
Earnings (loss) per common share
—Diluted	$0.03	$(0.01)	$(1.96)	$(0.06)
Diluted weighted average shares	5,008	5,005	4,788	4,554

(1)	Includes a $638,000 inventory reserve related to a shift in customer requirements.