Form 10-K/A
period 2010-03-31
MICRONETICS  INC
filed 2010-07-29
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission File No.: 0-17966

MICRONETICS, INC.

(Exact name of registrant a specified in its charter)

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

On July 22, 2010, there were 4,553,635 shares of the issuer’s common stock outstanding.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“Fiscal 2010”), originally filed on June 21, 2010 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within the 120 days of our fiscal year ended March 31, 2010. In addition, in connection with the filing of this Amendment and pursuit to Rule 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information as to our current directors and executive officers:

Name	Age	Position with the Company	Director Since
David Siegel*	84	Director	April 1987
David Robbins	45	Chief Executive Officer and Director	August 2003
Gerald Y. Hattori*	58	Lead Director	September 2004
D’Anne Hurd*	59	Director	October 2006
Kevil Beals	48	President
Carl Lueders	60	Acting Chief Financial Officer

*	Member of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Mr. David Siegel has been a director of the Company since April 1987. Mr. Siegel brings to the Board extensive knowledge of the Company and its operations as well as significant experience as both an executive and member of the board of directors of established private and public companies in the electronics industry. Mr. Siegel has been in the electronics distribution business for over 50 years.

Mr. Siegel is also a director and member of the Corporate Governance and Special Committees of Nu Horizons, Inc. (NUHC), a distributor of electronic components, and a director of Surge Components, Inc. (SPRS), a distributor of passive electronic products and components.

Since 1983 Mr. Siegel has held executive level positions at Great American Electronics, a distribution company which he founded, and is currently serving as its President. Mr. Siegel has played a lead role in managing Great American Electronics’ operations and expanding its business into the real estate management and real estate ownership areas.

Mr. Siegel has served on the Board of Directors of a number of public companies in the electronics industry. Mr. Siegel was a member of the Board of Directors of Kent Electronics Corporation for over ten years and helped Kent Electronics complete a successful sale of the company to Avnet, Inc. in 2001. Mr. Siegel has also served on the Board of Directors of Diplomat Electronics Inc. and Quantech Electronics Corporation. As a director he has been involved in a number of IPOs and merger and acquisition transactions.

Mr. Siegel holds a B.A. from Brooklyn College.

The Company believes Mr. Siegel’s extensive business and electronic industry experience, including more than twenty years as director of the Company, give him the qualifications and skills to serve as a director.

Mr. David Robbins has been Chief Executive Officer and a director of the Company since August 2003. He has extensive experience in general management, product development, strategic planning, and marketing, including several acquisition and divestiture transactions for Micronetics.

After joining the Company in February 1992, Mr. Robbins quickly advanced from his initial roles in engineering and product development to field applications marketing sales support and in 1999 became Senior Vice President of the Company’s Defense Electronics Group. As a member of the executive team, he worked very closely in a corporate development and strategic technical planning role with the Company’s President and CEO.

In August 2003, Mr. Robbins was elected President and CEO of Micronetics. Since 2003, Mr. Robbins has led the Company through a five-fold increase in revenues and has strategically positioned the Company for future growth. His expertise in RF/Microwave/Millimeter Wave technologies extends to defense electronics, telecommunications and the industrial, scientific and medical (ISM) markets.

Mr. Robbins holds a B.S. in Electrical Engineering from the University of Massachusetts and holds two U.S. Patents in the RF/Microwave field.

The Board of Directors believes Mr. Robbins has the necessary qualifications and skills to serve as Chief Executive Officer and as a director based on his technical background and the management expertise he has cultivated during his nearly twenty year tenure with the Company.

Mr. Gerald Y. Hattori has been a director of the Company and chair of the Audit Committee since September 2004 and has been Lead Director since October 2006. Mr. Hattori is also currently chair of the Compensation Committee. Mr. Hattori brings to the Board over 35 years of professional experience in financial operations, accounting, financial planning, budgets, audits, strategic planning, investor relations, mergers and acquisitions, debt and equity financings and IPOs. Mr. Hattori is experienced in large and small corporations, both public and private. He was responsible for the successful completion of three IPO’s during the period between 1996 and 2000 and six merger and acquisition transactions since 1995.

Mr. Hattori served as a director of AirNet Communications Corporation from April 2003 until October 2006. He was a member of the audit, compensation and finance committees and was chair of the nominating committee.

Mr. Hattori is the President and Founder of Evolution Management, Inc., a business advisory and strategic planning firm that provides operational expertise to startup and high emerging growth companies.

From February 1999 until July 2000, Mr. Hattori served as Vice President of Finance and CFO of AirNet Communications Corporation, a wireless telecommunications company that engineers and manufactures base stations and other infrastructure products to support the GSM system of mobile voice and data transmission.

From September 1996 until February 1999, Mr. Hattori served as Vice President of Finance and CFO of Nexar Technologies, Inc., a manufacturer of personal computers based on novel patented technology. In addition to Mr. Hattori’s primary responsibilities for the company’s finance and administration, he was heavily involved with the company’s manufacturing operations and was instrumental in establishing internal control procedures and planning techniques that doubled the company’s manufacturing throughput and improved revenue growth.

From September 1987 until September 1996, Mr. Hattori was Corporate Controller of Sipex Corporation, an engineering, design, and multi-location manufacturer of analog semiconductors and integrated circuits for commercial, industrial and government use. In addition, he was instrumental in the acquisition of several businesses which enabled the company to change its strategic direction from a predominantly government defense contractor to a supplier of semiconductors for commercial applications.

Mr. Hattori started his career with Sanders, a Lockheed Martin Company which engineered and manufactured defense electronics. During his thirteen year tenure, Mr. Hattori held various financial and accounting positions including Manager of Corporate Internal Audit with worldwide responsibility for managing the performance of financial, operational and EDP audits for the company—then a worldwide organization with approximately $900M in revenues.

Mr. Hattori holds an MBA from New Hampshire College and a B.S. degree from Merrimack College in business administration and accounting.

The Company believes Mr. Hattori’s extensive financial and operational experience in both the commercial and defense technology fields give him the qualifications and skills to serve as a director and as chair of the Audit and Compensation Committees.

Ms. D’Anne Hurd has been a Director of the Company and chair of its Nominating and Corporate Governance Committee since October 2006. As an outside director she has also served on the Audit Committee and the Compensation Committee since October 2006. Ms. Hurd brings to the Board 40 years of experience in finance, corporate and securities law and business development in a wide range of companies from start-ups to established public companies. Ms. Hurd has significant experience in IPO’s, strategic alliances/joint ventures and mergers and acquisitions, and has handled over 30 such transactions during her career.

Ms. Hurd also serves on the Board of Directors of Data Translation, Inc. (DATX), a manufacturer of high performance USB, Ethernet and PCI data acquisition hardware and test and measurement software, where she is chair of the Audit and Compensation Committees, and on the Board of Directors of VasoAcitve Pharmaceuticals (VASO), a developer of transdermal drug delivery systems, where she is chair of the Audit Committee.

From January 2006 until April 2010, Ms. Hurd served as Vice President and General Counsel for Worcester Polytechnic Institute (WPI) and Vice President for Business Development at Gateway Park (WPI’s life sciences/ bioengineering commercial real estate development) handling all financial, legal and marketing aspects of this initiative.

Prior to joining WPI, Ms. Hurd served as Senior Vice President, CFO and Treasurer of NMS Communications, Inc. (NMSS), a provider of wireless telecommunications equipment. From March 2001 until January 2004, Ms. Hurd served as CFO and General Counsel of STARBAK Communications, Inc. and its predecessor company, Vividon, Inc., companies involved in streaming video products and solutions. Prior to joining Vividon, Inc., Ms. Hurd served as CFO and General Counsel for NaviPath, Inc., an Internet Access Provider and majority-owned subsidiary of CMGI, Inc. Previously, Ms. Hurd was the CFO and General Counsel for SmartRoute Systems, Inc., the Cambridge, MA provider of real-time, digital traffic data. Ms. Hurd’s years of experience in executive-level management also include senior finance positions at GTE Corporation and PepsiCo, Inc. where she was responsible for their global cash management and banking relationships, and seven years as an associate with the Boston law firm Burns & Levinson, where she advised private and public clients on all aspects of corporate finance and securities law.

Ms. Hurd has served two five-year terms on the Board of Directors of the New England Chapter of the National Association of Corporate Directors (NACD) and currently serves on the Board of several other nonprofit entities. She is a frequent speaker on corporate governance issues.

Ms. Hurd holds a B.A from Mount Holyoke College, an MBA in finance from the University of Connecticut and a law degree (JD) from the Duke University School of Law.

The Company believes Ms. Hurd’s financial and legal expertise, as well as her diversified experience in executive-level management in various industries, give her the qualifications and skills to serve as a Director, chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee and Compensation Committee.

Mr. Kevin Beals has been President of the Company since August 2008. Mr. Beals served as Vice President of Business Development of the Company from October 2006 until August 2008. From 1991 until October 2006, Mr. Beals held various positions, including District Sales Manager, with M/A-COM, a manufacturer of RF, microwave and millimeter wave semiconductors, components and technologies. From 1983 until 1991, Mr. Beals was a Product Line Manager and held various engineering positions with Alpha Industries.

Mr. Carl Lueders was appointed Acting Chief Financial Officer of the Company in August 2008. Mr. Lueders spent 22 years at Polaroid Corporation, a $2 billion manufacturer and distributor of instant, photographic products. During his last six years at Polaroid, Mr. Lueders served as Chief Financial Officer, Treasurer and Vice-President and Controller. While at Polaroid he also held a variety of planning and analysis and business unit controller positions. Most recently, from 2005 until 2007, Mr. Lueders was Chief Financial Officer of Pro-Pharmaceuticals, Inc. an early stage public biotech company. From 2003 until 2004, Mr. Lueders was the Chief Financial Officer of R. F. Morse & Son, Inc., a privately-held supplier of agricultural products. Mr. Lueders has joined Micronetics as an independent contractor.

During the Company’s fiscal year ended March 31, 2010 (“Fiscal 2010”), the Board of Directors held six meetings and acted twice by unanimous written consent. During Fiscal 2010, each director attended each meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Based solely on its review of the copies of such forms and amendments thereto received by it, the Company believes that during Fiscal 2010 all executive officers, directors and owners of ten percent of the outstanding shares of Common Stock complied with all applicable filing requirements.

Code of Conduct and Ethics

Micronetics has adopted a Code of Conduct and Ethics applicable to its directors, officers and employees including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of Micronetics’ Code of Conduct and Ethics is available on Micronetics’ website www.Micronetics.com. Micronetics intends to post amendments to or waivers from its Code of Conduct and Ethics (to the extent applicable to its principal executive officer, principal financial officer or principal accounting officer) on its website. Micronetics’ website is not part of this report.

Stockholder Communication with the Board of Directors

The Company encourages stockholder communications with the Board of Directors. Interested persons may direct such communications to: Board of Directors, Micronetics, Inc., 26 Hampshire Drive, Hudson, NH 03051.

Stockholders may recommend individuals to the Board of Directors for consideration as potential director candidates by following the requirements under Article I, Section 10 of the Bylaws. In order to be eligible to nominate a person for election to our Board of Directors a stockholder must (i) comply with the notice procedures set forth in the Bylaws and (ii) be a stockholder of record on the date of giving such notice of a nomination as well as on the record date for determining the stockholders entitled to vote at the meeting at which directors will be elected.

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

Committees of the Board of Directors

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The purpose of the Audit Committee is to perform general oversight of the Company’s accounting and financial reporting processes and the audits of its financial statements. Ms. Hurd and Messrs. Siegel and Hattori are the current members of the Audit Committee. All three of the members of the Audit Committee are “independent directors” within the meaning of the applicable rules of the Commission and the Nasdaq Stock Market, Inc. Mr. Hattori is the chairman of the Audit Committee. The Board of Directors has determined that all members of the Audit Committee qualify as “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company’s website, www.Micronetics.com. During Fiscal 2010, the Audit Committee met eight times and each member of the Audit Committee attended each such meeting.

Compensation Committee

The Company established a Compensation Committee on October 20, 2005. The primary function of the Compensation Committee is to review and make recommendations to the Board on the Company’s compensation practices and policies; and to recommend the salaries and incentive compensation of the Chief Executive Officer and other executive officers. In addition the Compensation Committee administers and interprets the Company’s equity-based plans, including determining the individuals to whom stock options are awarded, the terms upon which the option grants are made, and the number of shares subject to each option granted. Ms. Hurd and Messrs. Siegel and Hattori are the current members of the Compensation Committee. Mr. Hattori is the chairman of the Compensation Committee. All three of the members of the Compensation Committee are “independent directors” within the meaning of the applicable rules of the Commission and the Nasdaq Stock Market, Inc. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company’s website, www.Micronetics.com. During Fiscal 2010, the Compensation Committee did not meet formally but alternatively met informally on numerous occasions to consider the matters outlined above.

Nominating and Corporate Governance Committee

The Company established a Nominating and Corporate Governance Committee on October 19, 2006. The primary functions of the Nominating and Corporate Governance Committee are to (i) identify individuals qualified to become members of the Board and recommend nominees for election as directors at each annual meeting of stockholders and nominees for election by the Board to fill any vacancies on the Board, (ii) develop and recommend to the Board corporate governance principles, and (iii) be responsible for an annual review of the performance of the Board. Ms. Hurd and Messrs. Siegel and Hattori are currently members of the Nominating and Corporate Governance Committee. Ms. Hurd is the chair of the Nominating and Corporate Governance Committee. All three of the members of the Nominating and Corporate Governance Committee are “independent directors” within the meaning of the applicable rules of the Commission and the Nasdaq Stock Market

The Nominating and Corporate Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Although the Company does not have a formal policy regarding diversity in identifying nominees for directors, the Nominating and Corporate Governance Committee believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

The Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee. A copy of such charter is available on the Company’s website, www.Micronetics.com. During Fiscal 2010, the Nominating and Corporate Governance Committee did not meet formally but alternatively met informally on numerous occasions to consider the matters outlined above.

Board of Directors Leadership Structure

Currently, the roles of Lead Director and Chief Executive Officer are held by two different individuals. We believe this structure represents an appropriate allocation of roles and responsibilities for the Company at this time. This arrangement allows our Lead Director to lead the Board in its fundamental role of providing independent advice to and oversight of management and our Chief Executive Officer to focus on our day-to-day business and strategy and convey the management perspective to other directors.

ITEM 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended March 31, 2009 and March 31, 2010 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers on March 31, 2010. We refer to these officers as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
David Robbins	2010	200,000	70,000	(2)	—	9,941	(3)	279,941
Chief Executive Officer	2009	200,000	—		—	10,082	(4)	210,082

Kevin Beals	2010	180,000	60,000		65,941	11,343	(5)	317,284
President	2009	179,920	25,000		—	11,233	(6)	216,153

Carl Lueders	2010	233,850	25,000		—	—		258,850	(7)
Acting Chief Financial Officer	2009	139,350	—		—	—		139,350	(7)

(1)	The amounts listed in this column reflect the aggregate grant date fair value of option awards granted during Fiscal year 2010 in accordance with FASB ASC Topic 718, pursuant to the 2003 Stock Incentive Plan and the 2006 Equity Incentive Plan. Assumptions used in the calculations of these amounts are included in Note 10 to our Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2010. These options are incentive stock options issued under the 2003 Stock Incentive Plan or the 2006 Equity Incentive Plan and represent the right to purchase shares of Common Stock at a fixed price per share. The exercise price per share equals the closing price of our shares on the date of grant

(2)	Pursuant to the terms of the employment agreement between the Company and Mr. Robbins, Mr. Robbins was entitled to a cash bonus for the 2010 fiscal year based in part on the year over year change in the Company’s profit before tax for the 2010 fiscal year as compared to the prior year. In discussing Mr. Robbins’ bonus for the 2010 fiscal year, the Compensation Committee determined that if the bonus were to be calculated strictly by the terms of Mr. Robbins’ Employment Agreement, the bonus payable to Mr. Robbins would have been overstated due to the effect of special, one-time, non-cash charges taken by the Company in the 2009 fiscal year. The Compensation Committee met as a committee and after a detailed discussion determined to award Mr. Robbins a bonus equal to $70,000 for the 2010 fiscal year.
(3)	Includes expenses relating to furnishing an automobile of $6,000, company matching contributions to the Company’s 401(k) plan of $2,753 and life and disability insurance premiums of $1,082.
(4)	Includes expenses relating to furnishing an automobile of $6,000, company matching contributions to the Company’s 401(k) plan of $3,000 and life and disability insurance premiums of $1,188.
(5)	Includes expenses relating to furnishing an automobile of $4,800, company matching contributions to the Company’s 401(k) plan of $5,418 and life and disability insurance premiums of $1,125.
(6)	Includes expenses relating to furnishing an automobile of $4,800, company matching contributions to the Company’s 401(k) plan of $5,398 and life and disability insurance premiums of $1,035.
(7)	Mr. Lueders is an independent consultant and as such receives no health insurance, life insurance, 401K employer contributions or FICA related employer contributions.

Employment Agreements

David Robbins

On July 16, 2007, the Company entered into an Employment Agreement with David Robbins, its Chief Executive Officer. Pursuant to the terms of the Employment Agreement, Mr. Robbins will receive an annual base salary of $200,000, which may be increased by the Board of Directors from time to time, and will be eligible to receive employee benefits available to the Company’s employees as well as benefits available to other officers of the Company. In addition, Mr. Robbins will receive an annual cash bonus in an amount equal to the sum of (i) 3% of the Company’s income before taxes for the applicable fiscal year, plus (ii) 5% of the excess (if any) of the Company’s income before taxes for the current fiscal year over the Company’s income before taxes for the immediately preceding fiscal year.

Pursuant to the terms of the Employment Agreement with Mr. Robbins described above, Mr. Robbins was entitled to a cash bonus for the 2010 fiscal year based in part on the year over year change in the Company’s profit before tax for the 2010 fiscal year as compared to the prior year. In discussing Mr. Robbins’ bonus for the 2010 fiscal year, the Compensation Committee determined that if the bonus were to be calculated strictly by the terms of Mr. Robbins’ Employment Agreement, the bonus payable to Mr. Robbins would have been overstated due to the effect of special, one-time, non-cash charges taken by the Company in the 2009 fiscal year. The Compensation Committee met as a committee and after a detailed discussion determined to award Mr. Robbins a bonus equal to $70,000 for the 2010 fiscal year.

If Mr. Robbins’ employment is terminated without “Cause” or for “Good Reason” (as such terms are defined in the Employment Agreement), the Company must pay Mr. Robbins a lump sum severance payment equal to (i) six months of his base salary, (ii) the cash bonus for the current fiscal year, pro-rated for the portion of the fiscal year for which Mr. Robbins was employed by the Company, and (iii) an additional bonus calculated as set forth above for the six-month period ending on the last day of the calendar month immediately preceding the date of termination. In addition, for a period of six months from the date of such termination of employment the Company must continue to provide Mr. Robbins with the employee benefits then in effect for officers of the Company.

The Employment Agreement contains customary provisions regarding the protection of the Company’s confidential information and assignment of intellectual property to the Company. Pursuant to the terms of the

Employment Agreement, Mr. Robbins covenants not to compete with the Company during the term of his employment with the Company and for a period of one year from the date of termination of his employment with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of March 31, 2010.

Name		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Option Grant Date	Exercisable Options	Unexercisable Options
David Robbins	—	—	—	—	—
Kevin Beals	3/31/2010	0	25,000	$4.02	3/31/2020
	10/16/2006	33,750	11,250	$8.09	10/19/2016
Carl Lueders	—	—	—	—	—

All of the options listed above vest annually at the rate of 25% per year beginning the first anniversary of the grant date provided the holder of the option is an employee of the company. The exercise price of each option is set at the closing stock price on the date of grant. Option grants are approved by the Board of Directors. No options were exercised in Fiscal 2010.

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended March 31, 2010.

Name	Fees Earned or Paid in Cash	Option Awards(1)(2)	All Other Compensation	Total
	$	$	$	$
Gerald Y. Hattori	50,000	—	—	50,000
D’Anne Hurd	30,000	—	—	30,000
David Siegel	24,000	—	—	24,000

(1)	The amounts listed in this column reflect the aggregate grant date fair value of option awards granted during Fiscal year 2010 in accordance with FASB ASC Topic 718, pursuant to the 2003 Stock Incentive Plan and the 2006 Equity Incentive Plan. Assumptions used in the calculations of these amounts are included in Note 10 to our Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2010. These options are incentive stock options issued under the 2003 Stock Incentive Plan or the 2006 Equity Incentive Plan and represent the right to purchase shares of Common Stock at a fixed price per share (the grant date fair market value of the shares of Common Stock underlying the options
(2)	As of March 31, 2010, each non-employee director holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Gerald Y. Hattori	45,000
D’Anne Hurd	20,000
David Siegel	45,000

Each non-employee director of Micronetics receives a fee of $2,000 per month. In addition, Mr. Hattori, as Lead Director and Chair of the Audit Committee and Compensation Committee, receives an annual fee of $26,000, and Ms. Hurd, as Chair of the Nominating and Corporate Governance Committee, receives an annual fee of $6,000. Travel and lodging expenses are also reimbursed.

Risk Oversight

The Board of Directors oversees our risk management process. This oversight is primarily accomplished through the Board of Directors’ committees and management’s reporting processes, including receiving regular reports from members of senior management on areas of material risk to the company, including operational, financial and strategic risks. The audit committee focuses on risks related to accounting, internal controls, and financial and tax reporting and related party transactions. The audit committee also assesses economic and business risks and monitors compliance with ethical standards. The compensation committee identifies and oversees risks associated with our executive compensation policies and practices.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

At the close of business on July 22, 2010, there were issued and outstanding 4,553,635 shares of our Common Stock entitled to cast 4,553,635 votes. On July 16, 2010, the closing price of our Common Stock as reported on the Nasdaq Capital Market was $4.59 per share. The following table provides information, as of July 22, 2010, with respect to the beneficial ownership of our Common Stock by:

•	each person known by us to be the beneficial owner of five percent or more of our Common Stock;

•	each of our directors and nominees for director;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

This information is based upon information received from or on behalf of the individuals named therein.

Name(1)	Shares of Common Stock Owned		Common Stock Options Owned(2)	Total Beneficial Ownership(2)	Percent of Outstanding Shares
Noelle Kalin c/o Dillon, Bitar & Luther, LLC 53 Maple Avenue Morristown NJ 07960	571,363		—	571,363	12.5%
David Siegel	182,770	(3)	40,000	222,770	4.8%
David Robbins	124,880		—	124,880	2.7%
Gerald Y. Hattori	—		40,000	40,000	*
D’Anne Hurd	—		12,500	12,500	*
Kevin Beals	20,097		33,750	53,847	1.2%
Carl Lueders	14,000		—	14,000	*
All current executive officers and directors as a group (6 persons)	341,747		126,250	467,997	10.0%

*	less than 1%
(1)	Unless otherwise noted: (i) each person identified possesses sole voting and investment power over the shares listed; and (ii) the address of each person identified is c/o Micronetics, Inc., 26 Hampshire Drive, Hudson, New Hampshire 03051.
(2)	Includes shares subject to currently exercisable options (including options that will become exercisable within 60 days of July 16, 2010). These shares are deemed to be outstanding for purposes of determining the percent of outstanding shares with respect to each beneficial owner and all executive officers and directors as a group.
(3)	Includes (i) 33,050 shares of Common Stock owned of record by RJW Trading Corp., a personal holding company 100% owned by Mr. Siegel and members of his family, and (ii) 14,970 shares of Common Stock held in his retirement account.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Item 404(d) of Regulation S-K requires Micronetics to disclose any transaction or currently proposed transaction in which Micronetics is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of Micronetics’ total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

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

In accordance with our Audit Committee charter, the Audit Committee reviewed and approved the terms of the lease.

Since April 1, 2009, Micronetics has not been a participant in any other transaction that is reportable under Item 404(d) of Regulation S-K.

Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

In accordance with our Audit Committee charter, the Audit Committee is responsible for reviewing and approving the terms of any transaction in which Micronetics is a participant and in which any related person has or will have a direct or indirect material interest. Therefore, any material financial transaction between Micronetics and any related person would need to be approved by our Audit Committee prior to us entering into such transaction.

Director Independence

The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934 as well as the rules established by the Nasdaq Stock Market, Inc. In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each director and has determined that each of the Company’s non-management directors qualifies as “independent.”

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The membership of each committee is indicated in the table below.

Director	Audit	Compensation	Nominating and Corporate Governance
Gerald Y. Hattori	Chair	Chair	X
D’Anne Hurd	X	X	Chair
David Siegel	X	X	X

ITEM 14. Principal Accounting Fees and Services

The following table shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Grant Thornton LLP for Fiscal 2010 and Fiscal 2009.

Type of Service	Amount of Fee for
	Fiscal 2009	Fiscal 2010
Audit Fees	$330,314	$212,692
Audit-Related Fees	—	—
Tax Fees	13,502	—
All Other Fees	—	—
Total	$343,816	$212,692

Audit Fees. This category includes fees for the audits of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category consists of due diligence in connection with acquisitions, various accounting consultations, and benefit plan audits.

Tax Fees. This category consists of professional services rendered for tax compliance, tax planning and tax advice. The services for the fees disclosed under this category include tax return preparation, research and technical tax advice.

All Other Fees. This category includes fees for all other products and services which do not fall within the above categories.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal year ended March 31, 2010, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONETICS, INC.

Dated: July 29, 2010	By:	/s/ DAVID ROBBINS
David Robbins, Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: July 29, 2010	By:	/s/ CARL LUEDERS
Carl Lueders, Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ROBBINS David Robbins	Chief Executive Officer and Treasurer (Principal Executive Officer)	July 29, 2010

/s/ DAVID SIEGEL David Siegel	Director	July 29, 2010

/s/ DOROTHY ANNE HURD Dorothy Anne Hurd	Director	July 29, 2010

/s/ GERALD HATTORI Gerald Hattori	Director	July 29, 2010