Form 10-Q
period 2010-06-26
MICRONETICS  INC
filed 2010-08-02
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

As of July 30, 2010, the issuer had 4,553,635 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 26, 2010	March 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$771,897	$482,442
Accounts receivable, net of allowance for doubtful accounts of $615,123 and $570,782 at June 26, 2010 and March 31, 2010, respectively	5,149,660	5,691,334
Inventories, net	11,517,109	10,943,968
Unbilled revenue	120,834	219,958
Deferred tax asset	1,557,093	1,557,093
Prepaid income taxes	64,568	434,379
Prepaid expenses and other current assets	323,538	218,554

Total current assets	19,504,699	19,547,728

Property, plant and equipment, net	4,800,344	4,787,880
Other assets:
Security deposits	97,079	97,079
Other long term assets	16,486	18,547
Intangible assets, net	1,309,571	1,396,595
Goodwill	1,117,197	1,117,197

Total other assets	2,540,333	2,629,418

TOTAL ASSETS	$26,845,376	$26,965,026

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,581,785	$1,457,267
Line of credit	3,939,176	4,234,435
Accounts payable	1,817,693	2,179,422
Accrued expenses and other current liabilities	3,159,579	2,732,429
Deferred revenue	—	200,000

Total current liabilities	10,498,233	10,803,553
Long-term debt, net of current portion	1,416,331	1,786,378
Other long-term liability	1,762	1,740
Deferred tax liability	1,124,547	1,033,531

Total liabilities	13,040,873	13,625,202

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 issued, 4,553,635 outstanding at June 26, 2010 and March 31, 2010	53,912	53,912
Additional paid-in capital	12,168,953	12,204,124
Retained earnings	4,562,151	4,062,301

	16,785,016	16,320,337
Treasury stock at cost, 837,582 shares at June 26, 2010 and March 31, 2010	(2,980,513)	(2,980,513)

Total shareholders’ equity	13,804,503	13,339,824

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,845,376	$25,965,026

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	June 26, 2010	June 27, 2009
Net sales	$9,366,694	$7,912,956
Cost of sales	5,967,373	5,436,471

Gross margin	3,399,321	2,476,485

Operating expenses:
Research and development	487,011	306,422
Selling, general and administrative	1,885,156	2,023,743
Amortization of intangible assets	87,024	87,023

Total operating expenses	2,459,191	2,417,188

Income from operations	940,130	59,297

Other income (expense):
Interest income	29	34
Interest expense	(105,536)	(130,230)
Unrealized gain on interest rate swap	31,540	35,683
Miscellaneous income	3,519	14,585

Total other expense	(70,448)	(79,928)

Income (loss) before provision (benefit) for income taxes	869,682	(20,631)
Provision (benefit) for income taxes	369,832	(8,566)

Net income (loss)	$499,850	$(12,065)

Income (loss) per common share
Basic	$0.11	$—

Diluted	$0.11	$—

Weighted average common shares outstanding
Basic	4,553,635	4,553,635
Diluted	4,561,886	4,553,635

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2010	4,553,635	$53,912	$12,204,124	$4,062,301	$(2,980,513)	$13,339,824
Stock-based compensation	—	—	55,845	—	—	55,845
Reduction of deferred tax asset related to cancellation of non-qualified stock options	—	—	(91,016)	—	—	(91,016)
Net income	—	—	—	499,850	—	499,850

Balance at June 26, 2010	4,553,635	$53,912	$12,168,953	$4,562,151	$(2,980,513)	$13,804,503

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended,
	June 26, 2010	June 27, 2009
Cash flow from operating activities:
Net income (loss)	$499,850	$(12,065)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	404,573	378,577
Stock-based compensation	55,845	105,945
Unrealized gain on interest rate swap	(31,540)	(35,683)
Provision for allowances on accounts receivable	44,341	47,142
Provision for inventory obsolescence and losses	69,249	64,510
Deferred taxes related to non-qualified stock options	(91,016)	—
Changes in operating assets and liabilities:
Accounts receivable	497,333	(534,637)
Unbilled revenue	99,124	(103,456)
Inventories	(642,390)	(214,862)
Other long term assets	2,061	2,061
Prepaid income taxes	369,833	(8,884)
Prepaid expenses, other current assets, and other assets	(104,984)	17,525
Accounts payable	(361,729)	194,379
Accrued expenses	458,690	(365,991)
Deferred revenue	(200,000)	200,000

Net cash provided by (used in) operating activities	1,069,240	(265,439)

Cash flows from investing activities:
Capital expenditures	(205,495)	(238,103)

Net cash used in investing activities	(205,495)	(238,103)

Cash flows from financing activities:
Net (payments) proceeds from line of credit	(295,259)	677,258
Repayments on term loan	(325,000)	(325,000)
Repayments of capital leases	(45,047)	(80,605)
Additional paid in capital charge related to cancellation of non-qualified stock options	91,016	—

Net cash (used in) provided by financing activities	(574,290)	271,653

Net change in cash and cash equivalents	289,455	(231,889)
Cash and cash equivalents at beginning of period	482,442	620,259

Cash and cash equivalents at end of period	$771,897	$388,370

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$98,680	$108,220

Income taxes	$—	$318

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$134,698	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2010. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 26, 2010 and the results of operations for the thirteen weeks ended June 26, 2010 and June 27, 2009.

The Company evaluated its June 26, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in its financial statements.

The results of operations for the thirteen weeks ended June 26, 2010 are not necessarily indicative of the results to be expected for the full year ended March 31, 2011.

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

The consolidated financial statements include the accounts of Micronetics, Inc. (“Micronetics”) and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Microwave Concepts, Inc. (“MicroCon”), Stealth Microwave, Inc. (“Stealth”) and MICA Microwave Corporation (“MICA”). All intercompany activity has been eliminated in consolidation.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments include revenue recognition, assumptions used in stock option and goodwill valuations, reserves for accounts receivable and inventories, useful lives of property, plant and equipment, intangible assets, accrued liabilities, and deferred income taxes and various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Revenue recognition—The Company generates revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. The Company’s products are primarily hardware components, integrated sub-assemblies which includes microwave hardware and embedded software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products or defense contractors who are considered to be end users.

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

3. INVENTORIES, NET

At June 26, 2010 and March 31, 2010, inventories consisted of the following:

	June 26, 2010	March 31, 2010
Raw materials	$7,488,487	$7,170,056
Work in process	4,224,226	3,941,829
Finished goods	1,494,732	1,368,591

	13,207,445	12,480,476
Less: allowance for obsolescence and excess inventory	(1,690,336)	(1,536,508)

	$11,517,109	$10,943,968

4. PROPERTY, PLANT AND EQUIPMENT, NET

At June 26, 2010 and March 31, 2010, property, plant and equipment, net consisted of the following:

	June 26, 2010	March 31, 2010
Land	$162,000	$162,000
Buildings and leasehold improvements	2,170,278	2,170,278
Machinery and equipment	11,163,500	10,833,486
Furniture, fixtures and other	244,171	244,171

	13,739,949	13,409,935
Less: accumulated depreciation	(8,939,605)	(8,622,055)

	$4,800,344	$4,787,880

5. INTANGIBLE ASSETS AND GOODWILL

The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table presents details of the Company’s finite-lived intangible assets as of June 26, 2010 and March 31, 2010 (in thousands):

	Useful	June 26, 2010			March 31, 2010
Intangible Assets	Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$1,983	$973	$2,956	$1,931	$1,025
Trade name	10	260	80	180	260	73	187
Developed technology-drawings	3-5	513	356	157	513	328	185

		$3,729	$2,419	$1,310	$3,729	$2,332	$1,397

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)
2011	234
2012	314
2013	163
2014	144
2015	144
Thereafter	311

Total	$1,310

6. ACCRUED EXPENSES

At June 26, 2010 and March 31, 2010 accrued expenses consisted of the following:

	June 26, 2010	March 31, 2010
Unbilled payables	$902,334	$837,603
Professional fees	116,645	15,750
Payroll, benefits and related taxes	1,521,179	1,142,532
Warranty	236,741	211,240
Unrealized loss on interest rate swap	133,510	165,050
Commissions	138,720	185,967
Customer deposits	9,765	71,348
Miscellaneous	100,685	102,939

	$3,159,579	$2,732,429

Included in accrued payroll are bonuses of $840,686 and $600,000 at June 26, 2010 and March 31, 2010.

7. LONG-TERM DEBT

At June 26, 2010 and March 31, 2010 long-term debt consisted of the following:

	June 26, 2010	March 31, 2010
Term loan	2,600,000	2,925,000
Capital leases	398,116	318,645

	2,998,116	3,243,645
Less current portion	(1,581,785)	(1,457,267)

Long-term debt, net of current portion	$1,416,331	$1,786,378

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In the third quarter of Fiscal 2009, the revolving line of credit was extended by two years and expires in March 2012. The term loan is guaranteed by the Company and its subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At June 26, 2010, the interest rate was 8.95%. The final payment for the term loan is due in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At June 26, 2010, the interest rate was 4.60%. The Company had approximately $1,060,000 available under the line at June 26, 2010.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses charged to earnings. For the thirteen weeks ended June 26, 2010 and June 27, 2009, the Company recorded an unrealized gain of approximately $32,000 and $36,000 respectively, in the statement of operations to reflect the change in estimated fair value for the interest rate swap.

Under the terms of the term loan and the revolver, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $7.5 million. For the thirteen weeks ended June 26, 2010 the Company was in compliance with its bank covenants. For the thirteen weeks ended June 27, 2009, the Company obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the trailing twelve months EBITDA covenants. The Company also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive the EBITDA covenants and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of the amendment, the interest rate increased from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for the revolving line of credit and a maximum adjusted LIBOR plus 3.75% for the term loan. On March 31, 2010 the waiver for the Company’s EBITDA covenants expired and the Company returned to the original terms of the agreement as set out above. These covenants were in place for the thirteen weeks ended June 26, 2010 and the Company was in compliance with such covenants.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest of approximately 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $281,785 for capital lease obligations. Included in long-term debt net of current portion is $116,330 for capital lease obligations. The remaining interest associated with the Company’s capital lease obligations amounts to approximately $22,500 over the lease terms.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

At June 26, 2010, the Company had two stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Stock Option Plan. In July 2006, the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of June 26, 2010, there were 20,000 options outstanding under the 2003 Plan.

The 2006 Equity Incentive Plan

During the fiscal year ended March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of June 26, 2010 there were 263,500 options outstanding under the 2006 Plan.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table sets forth the Company’s stock option activity during the thirteen weeks ended June 26, 2010:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value
Outstanding at March 31, 2010	511,100	$6.79		$—
Granted	—	—		—
Exercised	—	—		—
Expired	(216,600)	8.04		—
Forfeited	(11,000)	7.68		—

Outstanding at June 26, 2010	283,500	$5.79	7.60	$149,600

Exercisable at June 26, 2010	123,125	$7.32	6.14	$—

There is no intrinsic value for fully vested, exercisable options at June 26, 2010 based on the Company’s closing stock price of $4.45.

The following table sets forth the status of the Company’s non-vested stock options as of June 26, 2010:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2010	191,750	$2.95
Granted	—	—
Forfeited	(6,250)	4.19
Vested	(25,125)	2.82

Non-vested as of June 26, 2010	160,375	$2.92

The following table summarizes the effects of stock-based compensation for the thirteen weeks ended June 26, 2010 and June 27, 2009:

	Thirteen Weeks Ended
	June 26, 2010	June 27, 2009
Cost of sales	$12,467	$10,695
Selling, general and administrative	43,378	95,250

Stock-based compensation effect on income before taxes	$55,845	$105,945

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Unrecognized stock-based compensation expense related to the unvested options is approximately $0.5 million, and will be recorded over the remaining vesting periods of 3.35 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

There were no options granted during the thirteen weeks ended June 26, 2010 and 69,000 options granted during the thirteen weeks ended June 27, 2009. The fair value of options issued was estimated at the date of grant using the following weighted-average assumptions for the thirteen weeks ended June 27, 2009 were as follows:

Risk free interest rate	2.93%
Expected life	6.25 years
Expected volatility	67.09 - 69.42%
Forfeiture rate	2.92%
Expected dividend yield	0%

The per share fair value of stock options granted for the thirteen weeks ended June 27, 2009 was $1.77.

9. INCOME TAXES

The Company’s effective tax rate was 42.5% for the thirteen weeks ended June 26, 2010 and 41.5% for the thirteen weeks ended June 27, 2009.

The amount of uncertain tax benefits as of June 26, 2010 was $1,762, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax position as a component of income tax expense, if any.

As of April 1, 2010, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is currently under review for its March 31, 2008 tax return by the Internal Revenue Service (IRS). The Company is open to examination for tax years March 31, 2007 through 2010.

10. EARNINGS PER SHARE

Basic earnings (loss) per share, or EPS, is computed based on the net income or loss for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings (loss) per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended June 26, 2010 and June 27, 2009 are:

	Thirteen Weeks Ended
	June 26, 2010	June 27, 2009
Net income (loss)	$499,850	$(12,065)
Weighted average shares outstanding	4,553,635	4,553,635
Basic earnings (loss) per share	$0.11	$—
Common stock equivalents	8,251	—
Weighted average common and common equivalent shares outstanding	4,561,886	4,553,635
Diluted earnings (loss) per share	$0.11	$—

At June 26, 2010 and June 27, 2009, 149,000 and 690,375 stock options, respectively, were excluded from the diluted earnings per share calculation because they would have been anti-dilutive.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of June 26, 2010 and March 31, 2010.

	Fair Value Measurements at June 26, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 26, 2010
Assets:
Money market fund (included in cash and cash equivalents)	—	$733,000	—	$733,000

Total assets at fair value	—	$733,000	—	$733,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$(133,000)	—	$(133,000)

Total liabilities at fair value	—	$(133,000)	—	$(133,000)

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2010
Assets:
Money market fund (included in cash and cash equivalents)	—	$419,000	—	$419,000

Total assets at fair value	—	$419,000	—	$419,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$(165,000)	—	$(165,000)

Total liabilities at fair value	—	$(165,000)	—	$(165,000)

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following provides a summary of the change in fair value for the interest rate swap for the thirteen weeks ended June 26, 2010:

Balance at March 31, 2010	$(165,000)
Unrealized gain	32,000

Balance at June 26, 2010	$(133,000)

The fair value of the money market fund was determined by using available market prices for the underlying securities. There has been no change in the fair value of the money market fund since June 26, 2010. The fair value of the interest rate swap was determined by using a market driven valuation model using the LIBOR rate forecast applied to common intervals for the remaining term of the interest rate swap.

The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses and amounts borrowed under the revolving line of credit and capital leases approximate fair value because of the relatively short maturity of these instruments. The carrying amount of our term debt approximates fair market value because it is based on a variable interest rate.

12. RELATED PARTY TRANSACTION

On September 4, 2008, Micronetics, Inc. entered into a lease with SBJ Development, LLC (the “Landlord”) for a new headquarters for Stealth Microwave, Inc, its subsidiary. The property is located in the Township of Ewing, New Jersey. The lease has an initial term of five years and contains three options to extend the lease, each for a term of five years. The annual rent for the initial term of the lease is $225,600

Both Stephen N. Barthelmes, Jr., President of Micronetics’ subsidiary Stealth Microwave, Inc., and Kevin Beals, President of Micronetics, are members of the Landlord. Mr. Barthelmes and Mr. Beals own twenty-one percent and sixteen percent, respectively, of the outstanding units of membership interest of the Landlord.

The Audit Committee of the Board of Directors of Micronetics reviewed and approved the terms of the lease prior to its execution.

13. MAJOR CUSTOMERS

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. One customer, ITT Electronic Warfare Systems, accounted for 31% of the Company’s consolidated sales for the thirteen weeks ended June 26, 2010 and 25% for the thirteen weeks ended June 27, 2009. This same customer accounts for 35% of the Company’s accounts receivable at June 26, 2010 and 37% of the Company’s accounts receivable at March 31, 2010.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in this report contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate and are merely our current predictions of future events. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described here, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and in the other documents that we file with the Securities and Exchange Commission. We assume no obligation to update our forward-looking statements to reflect new information or developments.

An investment in our common stock involves a high degree of risk. We urge readers to review carefully the risk factors described herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts, inventory valuation and obsolescence, long-lived assets, goodwill impairment, stock-based compensation, warranty obligations, and the valuation of our deferred tax asset. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Recent Accounting Pronouncements

We discuss recently issued accounting standards in Item 1. Notes to Consolidated Financial Statements – Note 2.

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

Results of Operations

Thirteen Weeks Ended June 26, 2010 compared to June 27, 2009

Net sales

Net sales for the thirteen weeks ended June 26, 2010 (“Q1 FY 11”) were $9,366,694, an increase of $1,453,738, or 18% as compared to $7,912,956 for the thirteen weeks ended June 27, 2009 (“Q1 FY 10”). Approximately $1.3 million of the increase is due to an increase in sales of integrated component sub-systems for defense jamming and electronic system modernization applications.

Gross margin

Gross margin for Q1 FY 11 was approximately 36% as compared to 31% for Q1 FY 10. The gross margin increased due to improved margins in commercial components.

Research and development

Research and development (“R&D”) expense for Q1 FY 11 was $487,011 as compared to $306,422 for Q1 FY 10, an increase of $180,589 or 59%. The increase is primarily due to spending on new applications for commercial components. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for Q1 FY 11 was $1,885,156 as compared to $2,023,743 for Q1 FY 10, representing a decrease of $138,587 or 7%. Approximately $53,000 of the decrease was due to lower stock compensation expense, due to fewer stock options being granted and some outstanding options being fully expensed. Approximately $77,000 is due to lower spending on professional fees primarily audit and legal.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to the acquisitions of Stealth, MICA and RFID was $87,024 in Q1 FY 11 as compared to $87,023 in Q1 FY 10.

Interest expense

Interest expense for Q1 FY 11 was $105,536 as compared to $130,230 for Q1 FY 10 a decrease of $24,694. The decrease was primarily due to lower average borrowings during Q1 FY 11.

Interest rate swap

An unrealized gain of $31,540 was recorded for Q1 FY 11 as compared to an unrealized gain of $35,683 recorded in Q1 FY 10 to reflect the change in fair value of the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate for Q1 FY 11 was 42.5% as compared to 41.5% for Q1 FY 10.

Backlog

Our backlog is approximately $31 million as of June 26, 2010 as compared to approximately $27 million as of June 27, 2009. The increase in our backlog is primarily a result of orders for integrated sub-assemblies.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents were $771,897 and $482,442, respectively, at June 26, 2010 and March 31, 2010. Working capital defined as accounts receivable, unbilled revenue, inventory, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue was $12,133,869 and $11,961,963 at June 26, 2010 and March 31, 2010, respectively. Borrowings under our revolving line of credit were $3,939,176 and $4,234,435 at June 26, 2010 and March 31, 2010, respectively.

Our current ratio was approximately 1.86 at June 26, 2010 as compared to 1.81 at March 31, 2010.

In the thirteen weeks ended June 26, 2010 net cash provided by operating activities was $1,069,240 as compared to cash used in operating activities of $265,439 for the thirteen weeks ended June 27, 2009.

In the thirteen weeks ended June 26, 2010, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $1.0 million. Approximately $0.2 million was used for working capital needs. Of this amount, approximately $0.6 million was provided by receivables collections and unbilled revenue, approximately $0.1 million was provided by accounts payable and accrued expenses. Approximately $0.6 million was used to fund inventory requirements as a result of increased sales levels, approximately $0.2 million was used to fund deferred revenue and approximately $0.1 million was used to fund prepaid expenses. In addition approximately $0.4 million was provided by a reduction in prepaid taxes and approximately $0.1 million use was the result of a non-cash charge related to a deferred tax asset associated with the expiration of non-qualified stock options. There is an offset to this amount in additional paid in capital.

In the thirteen weeks ended June 27, 2009, cash provided by net loss after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $0.5 million. Approximately $0.8 million was used for working capital needs. Of this amount, approximately $0.6 million was used to fund receivables and $0.2 million was used to fund inventory requirements.

Net cash used in investing activities was $205,495 during the thirteen weeks ended June 26, 2010 as compared to cash used in investing activities of $238,103 in the thirteen weeks ended June 27, 2009. In the thirteen weeks ended June 26, 2010 and June 27, 2009, investing activities was solely comprised of capital expenditures.

Net cash used for financing activities was $574,290 during the thirteen weeks ended June 26, 2010 as compared to net cash provided by financing activities of $271,653 during the thirteen weeks ended June 27, 2009.

In the thirteen weeks ended June 26, 2010, we repaid term debt of approximately $0.3 million, paid approximately $0.1 million for capital lease obligations and repaid approximately $0.3 million to our line of credit. In addition, approximately $0.1 million of a deferred tax asset related to the cancellation of non-qualified stock options was charged to additional paid in capital.

In the thirteen weeks ended June 27, 2009 we borrowed approximately $0.7 million from our line of credit, repaid term debt of approximately $0.3 million and repaid $0.1 million of capital lease obligations.

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

The term loan is guaranteed by our subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At June 26, 2010 our interest rate was 8.95%. The final payment for the term loan is in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At June 26, 2010 our interest rate was 4.60%. We had approximately $1.1 million available under the line at June 26, 2010. The revolving line of credit expires in March 2012.

Under the terms of the term loan and the revolver, we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.25:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $7.5 million. For the thirteen weeks ended June 26, 2010 we are in compliance with our bank covenants. For the thirteen weeks ended June 27, 2009, we obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the trailing twelve months EBITDA covenants. We also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive the EBITDA covenants and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of the amendment, the interest rate increased from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for the revolving line of credit and a maximum adjusted LIBOR plus 3.75% for the term loan. On March 31, 2010 the waiver for our EBITDA covenants expired and we returned to the original terms of the agreement as set out above. These covenants were in place for the thirteen weeks ended June 26, 2010 and we are in compliance with such covenants.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates of approximately 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $281,785 for capital lease obligations. Included in long-term debt net of current portion is $116,330 for capital lease obligations. The remaining interest associated with our capital lease obligations amounts to approximately $22,500 over the lease terms.

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

Evaluation of disclosure controls and procedures—As of June 26, 2010, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2010 to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control—There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of Fiscal 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. You should consider carefully all of the material risks described herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and in our other documents filed with the Securities and Exchange Commission, as well as the cautionary statements made elsewhere in the Annual Report and in this report, before making a decision to invest in our securities. Such cautionary statements are applicable to all forward-looking statements wherever they appear in this report. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: August 2, 2010	By:	/S/ DAVID ROBBINS
David Robbins,
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: August 2, 2010	By:	/S/ CARL LUEDERS
Carl Lueders,
Acting Chief Financial Officer (Principal Financial and Accounting Officer)