Form 10-Q
period 2010-09-25
MICRONETICS  INC
filed 2010-11-02
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

As of November 1, 2010, the issuer had 4,553,635 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 25, 2010	March 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$893,262	$482,442
Accounts receivable, net of allowance for doubtful accounts of $602,231 and $570,782 at September 25, 2010 and March 31, 2010, respectively	5,768,606	5,691,334
Inventories, net	11,982,161	10,943,968
Unbilled revenue	238,460	219,958
Deferred tax asset	1,557,093	1,557,093
Prepaid income taxes	358,225	434,379
Prepaid expenses and other current assets	219,471	218,554

Total current assets	21,017,278	19,547,728

Property, plant and equipment, net	4,894,910	4,787,880
Other assets:
Security deposits	97,079	97,079
Other long term assets	14,426	18,547
Intangible assets, net	1,222,547	1,396,595
Goodwill	1,117,197	1,117,197

Total other assets	2,451,249	2,629,418

TOTAL ASSETS	$28,363,437	$26,965,026

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,554,087	$1,457,267
Line of credit	5,487,836	4,234,435
Accounts payable	2,096,137	2,179,422
Accrued expenses and other current liabilities	2,728,890	2,732,429
Deferred revenue	—	200,000

Total current liabilities	11,866,950	10,803,553
Long-term debt, net of current portion	1,046,333	1,786,378
Other long-term liability	1,762	1,740
Deferred tax liability	1,124,547	1,033,531

Total liabilities	14,039,592	13,625,202

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,391,217 issued, 4,553,635 outstanding at September 25, 2010 and March 31, 2010	53,912	53,912
Additional paid-in capital	12,215,578	12,204,124
Retained earnings	5,034,868	4,062,301

	17,304,358	16,320,337
Treasury stock at cost, 837,582 shares at September 25, 2010 and March 31, 2010	(2,980,513)	(2,980,513)

Total shareholders’ equity	14,323,845	13,339,824

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,363,437	$25,965,026

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	September 25, 2010	September 26, 2009
Net sales	$8,984,145	$8,820,211
Cost of sales	5,907,894	5,938,582

Gross margin	3,076,251	2,881,629

Operating expenses:
Research and development	343,927	539,640
Selling, general and administrative	1,740,321	1,812,821
Loss on disposal of asset	13,560	—
Amortization of intangible assets	87,024	87,023

Total operating expenses	2,184,832	2,439,484

Income from operations	891,419	442,145

Other income (expense):
Interest income	264	34
Interest expense	(107,691)	(138,213)
Change in fair value of interest rate swap	23,869	18,927
Miscellaneous income	9,299	157

Total other expense	(74,259)	(119,095)

Income before provision for income taxes	817,160	323,050
Provision for income taxes	344,443	136,727

Net income	$472,717	$186,323

Income per common share
Basic	$0.10	$0.04

Diluted	$0.10	$0.04

Weighted average common shares outstanding
Basic	4,553,635	4,553,635
Diluted	4,565,349	4,553,956

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twenty-Six Weeks Ended
	September 25, 2010	September 26, 2009
Net sales	$18,350,839	$16,733,167
Cost of sales	11,875,267	11,375,053

Gross margin	6,475,572	5,358,114

Operating expenses:
Research and development	830,938	846,062
Selling, general and administrative	3,625,477	3,836,564
Loss on disposal of asset	13,560	—
Amortization of intangible assets	174,048	174,046

Total operating expenses	4,644,023	4,856,672

Income from operations	1,831,549	501,442

Other income (expense):
Interest income	293	68
Interest expense	(213,227)	(268,443)
Change in fair value of interest rate swap	55,409	54,610
Miscellaneous income	12,818	14,742

Total other expense	(144,707)	(199,023)

Income before provision for income taxes	1,686,842	302,419
Provision for income taxes	714,275	128,161

Net income	$972,567	$174,258

Income per common share
Basic	$0.21	$0.04

Diluted	$0.21	$0.04

Weighted average common shares outstanding
Basic	4,553,635	4,553,635
Diluted	4,563,643	4,553,981

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2010	4,553,635	$53,912	$12,204,124	$4,062,301	$(2,980,513)	$13,339,824
Stock-based compensation	—	—	102,470	—	—	102,470
Reduction of deferred tax asset related to cancellation of non-qualified stock options	—	—	(91,016)	—	—	(91,016)
Net income	—	—	—	972,567	—	972,567

Balance at September 25, 2010	4,553,635	$53,912	$12,215,578	$5,034,868	$(2,980,513)	$14,323,845

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended,
	September 25, 2010	September 26, 2009
Cash flow from operating activities:
Net income	$972,567	$174,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	806,472	760,151
Stock-based compensation	102,470	153,426
Change in fair value of interest rate swap	(55,409)	(54,610)
Loss on disposal of assets	13,560	—
Provision for allowances on accounts receivable	31,449	61,965
Provision for inventory obsolescence and losses	140,558	136,299
Deferred taxes related to non-qualified stock options	(91,016)	—
Changes in operating assets and liabilities:
Accounts receivable	(108,721)	(1,001,981)
Unbilled revenue	(18,502)	(414,973)
Inventories	(1,178,751)	(422,343)
Other long term assets	4,122	4,122
Prepaid income taxes	76,175	606,215
Prepaid expenses, other current assets, and other assets	(917)	(6,848)
Accounts payable	(83,285)	519,521
Accrued expenses	51,870	36,481
Deferred revenue	(200,000)	200,000

Net cash provided by operating activities	462,642	751,683

Cash flows from investing activities:
Capital expenditures	(628,496)	(735,382)

Net cash used in investing activities	(628,496)	(735,382)

Cash flows from financing activities:
Net proceeds from line of credit	1,253,401	728,858
Repayments on term loan	(650,000)	(650,000)
Repayments of capital leases	(117,743)	(172,657)
Additional paid in capital charge related to cancellation of non-qualified stock options	91,016	—

Net cash provided by (used in) financing activities	576,674	(93,799)

Net change in cash and cash equivalents	410,820	(77,498)
Cash and cash equivalents at beginning of period	482,442	620,259

Cash and cash equivalents at end of period	$893,262	$542,761

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$206,340	$226,697

Income taxes	$638,100	$(478,054)

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$124,518	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2010. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 25, 2010 and the results of operations for the thirteen and twenty-six weeks ended September 25, 2010 and September 26, 2009.

The Company evaluated its September 25, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in its financial statements.

The results of operations for the thirteen and twenty-six weeks ended September 25, 2010 are not necessarily indicative of the results to be expected for the full year ended March 31, 2011.

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

3. INVENTORIES, NET

At September 25, 2010 and March 31, 2010, inventories consisted of the following:

	September 25, 2010	March 31, 2010
Raw materials	$7,493,019	$7,170,056
Work in process	4,524,097	3,941,829
Finished goods	1,305,271	1,368,591

	13,322,387	12,480,476
Less: allowance for obsolescence and excess inventory	(1,340,226)	(1,536,508)

	$11,982,161	$10,943,968

4. PROPERTY, PLANT AND EQUIPMENT, NET

At September 25, 2010 and March 31, 2010, property, plant and equipment, net consisted of the following:

	September 25, 2010	March 31, 2010
Land	$162,000	$162,000
Buildings and leasehold improvements	2,012,295	2,170,278
Machinery and equipment	11,586,500	10,833,486
Furniture, fixtures and other	244,171	244,171

	14,004,966	13,409,935
Less: accumulated depreciation	(9,110,056)	(8,622,055)

	$4,894,910	$4,787,880

5. INTANGIBLE ASSETS AND GOODWILL

The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents details of the Company’s finite-lived intangible assets as of September 25, 2010 and March 31, 2010 (in thousands):

	Useful	September 25, 2010			March 31, 2010
Intangible Assets	Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$2,043	$913	$2,956	$1,931	$1,025
Trade name	10	260	86	174	260	73	187
Developed technology-drawings	3-5	513	377	136	513	328	185

		$3,729	$2,506	$1,223	$3,729	$2,332	$1,397

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)
2011	147
2012	314
2013	163
2014	144
2015	144
Thereafter	311

Total	$1,223

6. ACCRUED EXPENSES

At September 25, 2010 and March 31, 2010 accrued expenses consisted of the following:

	September 25, 2010	March 31, 2010
Unbilled payables	$683,752	$837,603
Professional fees	—	15,750
Payroll, benefits and related taxes	1,355,017	1,142,532
Warranty	306,320	211,240
Fair value of interest rate swap	109,641	165,050
Commissions	183,133	185,967
Customer deposits	9,215	71,348
Miscellaneous	81,812	102,939

	$2,728,890	$2,732,429

Included in accrued payroll are bonuses of $480,583 and $600,000 at September 25, 2010 and March 31, 2010, respectively.

7. LONG-TERM DEBT

At September 25, 2010 and March 31, 2010 long-term debt consisted of the following:

	September 25, 2010	March 31, 2010
Term loan	2,275,000	2,925,000
Capital leases	325,420	318,645

	2,600,420	3,243,645
Less current portion	(1,554,087)	(1,457,267)

Long-term debt, net of current portion	$1,046,333	$1,786,378

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In the third quarter of Fiscal 2009, the revolving line of credit was extended by two years. On August 13, 2010 the Company entered into an amended term loan and revolving line of credit agreement under which the revolving line of credit was increased to $7.5 million and extended by one additional year and now expires on March 31, 2013. The term loan is guaranteed by the Company and its subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At September 25, 2010, the interest rate was 7.95%. The final payment for the term loan is due in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At September 25, 2010, the interest rate was 3.01%. The Company had approximately $2.0 million available under the line of credit at September 25, 2010.

The Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in fair value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses included in earnings.

At September 25, 2010 the Company was in compliance with its bank covenants. Under the terms of the amended term loan and the revolving line of credit agreement, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $9.2 million. For the fiscal year ended March 31, 2011, the debt service coverage covenant is required to be at least 1.10:1 except that for the third quarter of Fiscal 2011 the minimum ratio is 0.85:1.

For the twenty-six weeks ended September 26, 2009, the Company obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the trailing twelve months EBITDA covenants. The Company also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive the EBITDA covenants and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of the amendment, the interest rate increased from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for the revolving line of credit and a maximum adjusted LIBOR plus 3.75% for the term loan. On March 31, 2010 the waiver for the Company’s EBITDA covenants expired and the Company returned to the original terms of the agreement which were modified on August 13, 2010 as described above.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest of approximately 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $254,087 for capital lease obligations. Included in long-term debt net of current portion is $71,333 for capital lease obligations. The remaining interest associated with the Company’s capital lease obligations amounts to approximately $14,600 over the lease terms.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

At September 25, 2010, the Company had two stock option plans under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2003 Stock Option Plan and the 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Stock Option Plan. In July 2006, the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. As of September 25, 2010, there were 20,000 options outstanding under the 2003 Plan.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The 2006 Equity Incentive Plan

During the fiscal year ended March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of September 25, 2010 there were 263,500 options outstanding under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the twenty-six weeks ended September 25, 2010:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value
Outstanding at March 31, 2010	511,100	$6.79		$—
Granted	—	—		—
Exercised	—	—		—
Expired	(216,600)	8.04		—
Forfeited	(11,000)	7.68		—

Outstanding at September 25, 2010	283,500	$5.79	7.35	$239,715

Exercisable at September 25, 2010	126,375	$7.23	5.99	$—

There is no intrinsic value for fully vested, exercisable options at September 25, 2010 based on the Company’s closing stock price of $5.12.

The following table sets forth the status of the Company’s non-vested stock options as of September 25, 2010:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2010	191,750	$2.95
Granted	—	—
Forfeited	(6,250)	4.19
Vested	(25,875)	2.79

Non-vested as of September 25, 2010	159,625	$2.93

The following table summarizes the effects of stock-based compensation for the thirteen weeks ended September 25, 2010 and September 26, 2009:

	Thirteen Weeks Ended
	September 25, 2010	September 26, 2009
Cost of sales	$9,364	$10,005
Selling, general and administrative	37,261	37,476

Stock-based compensation effect on income before taxes	$46,625	$47,481

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the effects of stock-based compensation for the twenty-six weeks ended September 25, 2010 and September 26, 2009:

	Twenty-Six Weeks Ended
	September 25, 2010	September 26, 2009
Cost of sales	$21,832	$20,700
Selling, general and administrative	80,638	132,726

Stock-based compensation effect on income before taxes	$102,470	$153,426

Unrecognized stock-based compensation expense related to the unvested options is approximately $0.3 million, and will be recorded over the remaining vesting periods of 3.08 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

There were no options granted during the thirteen weeks ended September 25, 2010 and 3,000 options granted during the thirteen weeks ended September 26, 2009. The fair value of options issued was estimated at the date of grant using the following weighted-average assumptions for the thirteen weeks ended September 26, 2009 were as follows:

Risk free interest rate	2.81%
Expected life	6.25 years
Expected volatility	70.04%
Forfeiture rate	2.92%
Expected dividend yield	0%

The per share fair value of stock options granted for the thirteen weeks ended September 26, 2009 was $2.41.

9. INCOME TAXES

The Company’s effective tax rate was 42% for the thirteen weeks ended September 25, 2010 and September 26, 2009.

The amount of uncertain tax benefits as of September 25, 2010 was $1,762, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax position as a component of income tax expense, if any.

As of April 1, 2010, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Internal Revenue Service (IRS) recently finalized the review of its March 31, 2008 tax return and recommended no changes to the return. The Company is open to examination for tax years March 31, 2007 through 2010.

10. EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed based on the net income or loss for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended September 25, 2010 and September 26, 2009 are:

	Thirteen Weeks Ended
	September 25, 2010	September 26, 2009
Net income	$472,717	$186,323
Weighted average shares outstanding	4,553,635	4,553,635
Basic earnings per share	$0.10	$0.04
Common stock equivalents	11,714	321
Weighted average common and common equivalent shares outstanding	4,565,349	4,553,956
Diluted earnings per share	$0.10	$0.04

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The computations of basic and diluted EPS for the twenty-six weeks ended September 25, 2010 and September 26, 2009 are:

	Twenty-Six Weeks Ended
	September 25, 2010	September 26, 2009
Net income	$972,567	$174,258
Weighted average shares outstanding	4,553,635	4,553,635
Basic earnings per share	$0.21	$0.04
Common stock equivalents	10,008	346
Weighted average common and common equivalent shares outstanding	4,563,643	4,553,981
Diluted earnings per share	$0.21	$0.04

At September 25, 2010 and September 26, 2009, 149,000 and 522,800 stock options, respectively, were excluded from the diluted earnings per share calculation because they would have been anti-dilutive.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of September 25, 2010 and March 31, 2010.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements at September 25, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 25, 2010
Assets:
Money market fund (included in cash and cash equivalents)	—	$855,000	—	$855,000

Total assets at fair value	—	$855,000	—	$855,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$(110,000)	—	$(110,000)

Total liabilities at fair value	—	$(110,000)	—	$(110,000)

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2010
Assets:
Money market fund (included in cash and cash equivalents)	—	$419,000	—	$419,000

Total assets at fair value	—	$419,000	—	$419,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$(165,000)	—	$(165,000)

Total liabilities at fair value	—	$(165,000)	—	$(165,000)

The following provides a summary of the change in fair value for the interest rate swap for the twenty-six weeks ended September 25, 2010:

Balance at March 31, 2010	$(165,000)
Unrealized gain	55,000

Balance at September 25, 2010	$(110,000)

The fair value of the money market fund was determined based on pricing provided by a large investment bank. Since the valuation was not observable, the Company has classified these as level 2 securities. There has been no change in the fair value of the money market fund since September 25, 2010. The fair value of the interest rate swap was determined by using a market driven valuation model using the LIBOR rate forecast applied to common intervals for the remaining term of the interest rate swap.

The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses and amounts borrowed under the revolving line of credit and capital leases approximate fair value because of the relatively short maturity of these instruments. The carrying amount of our term debt approximates fair value because it is based on a variable interest rate.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Both Stephen N. Barthelmes, Jr., the former President of Micronetics’ subsidiary Stealth Microwave, Inc., and Kevin Beals, President of Micronetics, are members of the Landlord. Mr. Barthelmes and Mr. Beals own twenty-one percent and sixteen percent, respectively, of the outstanding units of membership interest of the Landlord.

The Audit Committee of the Board of Directors of Micronetics reviewed and approved the terms of the lease prior to its execution.

13. MAJOR CUSTOMERS

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. One customer, ITT Electronic Warfare Systems, accounted for 30% of the Company’s consolidated sales for the twenty-six weeks ended September 25, 2010 and 23% for the twenty-six weeks ended September 26, 2009. This same customer accounted for 30% of the Company’s accounts receivable at September 25, 2010 and 37% of the Company’s accounts receivable at March 31, 2010.

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

Results of Operations

Thirteen Weeks Ended September 25, 2010 compared to September 26, 2009

Net sales

Net sales for the thirteen weeks ended September 25, 2010 (“Q2 FY 11”) were $8,984,145, an increase of $163,934, or 2% as compared to $8,820,211 for the thirteen weeks ended September 26, 2009 (“Q2 FY 10”). Sales of integrated component sub-systems for defense jamming and electronic system modernization applications increased by approximately $0.9 million and component sales increased by approximately $0.5 million. These increases were offset by a decrease of approximately $0.7 million related to the beta test portion of a purchase agreement for an RFID application and a decrease of approximately $0.5 million in revenue related to a space based components application which were recorded in Q2 FY 10.

Gross margin

Gross margin for Q2 FY 11 was approximately 34% as compared to 33% for Q2 FY 10. The gross margin increased due to improved margins in components.

Research and development

Research and development expense for Q2 FY 11 was $343,927 as compared to $539,640 for Q2 FY 10, a decrease of $195,713 or 36%. The decrease was primarily due to a decrease in spending on a high power digital pre-distortion amplifier product line. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for Q2 FY 11 was $1,740,321 as compared to $1,812,821 for Q2 FY 10, representing a decrease of $72,500 or 4%. Approximately $111,000 of the decrease was due to lower bad debt expense resulting from the partial recovery of a previously reserved receivable. Legal, audit and other professional fees decreased by approximately $45,000. This was offset by a net increase of approximately $84,000 for payroll and spending in other areas.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to the acquisitions of Stealth, MICA and RFID was $87,024 in Q2 FY 11 as compared to $87,023 in Q2 FY 10.

Interest expense

Interest expense for Q2 FY 11 was $107,691 as compared to $138,213 for Q2 FY 10 a decrease of $30,522. The decrease was primarily due to a combination of lower average interest rates and lower average borrowings during Q2 FY 11.

Interest rate swap

An unrealized gain of $23,869 was recorded for Q2 FY 11 as compared to an unrealized gain of $18,927 recorded in Q2 FY 10 to reflect the change in fair value of the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate for Q2 FY 11 was 42.3% as compared to 42.2% for Q2 FY 10.

Twenty-six Weeks Ended September 25, 2010 compared to September 26, 2009

Net sales

Net sales for the twenty-six weeks ended September 25, 2010 were $18,350,839, an increase of $1,617,672, or 10% as compared to $16,733,167 for the twenty-six weeks ended September 26, 2009. Approximately $2.2 million of the increase is due to an increase in sales of integrated component sub-systems for defense jamming and electronic system modernization applications and approximately $0.8 million was due to an increase in component sales. These increases were offset by a decrease of approximately $0.7 million related to the beta test portion of a purchase agreement for an RFID application and a decrease of approximately $0.6 million related to a space based components application which were recorded in the first half of fiscal 2010.

Gross margin

Gross margin for the twenty-six weeks ended September 25, 2010 was approximately 35% as compared to approximately 32% for the twenty-six weeks ended September 26, 2009. The gross margin increased due to improved margins in components due to increased sales without a corresponding increase in costs.

Research and development

Research and development expense for the twenty-six weeks ended September 25, 2010 was $830,938 as compared to $846,062 for the twenty-six weeks ended September 26, 2009, a slight decrease of $15,124 or 2%. Spending on a high power digital pre-distortion amplifier product line decreased and was offset by an increase in spending on new applications for commercial components. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for the twenty-six weeks ended September 25, 2010 was $3,625,477 as compared to $3,836,564 for the twenty-six weeks ended September 26, 2009, representing a decrease of $211,087 or 5%. Approximately $113,000 of the decrease was due to lower bad debt expense resulting from the partial recovery of a previously reserved receivable. Approximately $47,000 of the decrease was due to lower stock compensation expense, due to fewer stock options being granted and some outstanding options being fully expensed. Approximately $122,000 of the decrease was due to lower legal, audit and other professional fees. These decreases were offset by a net increase of approximately $70,000 for payroll and spending in all other areas.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to the acquisitions of Stealth, MICA and RFID remained constant at $174,048 for the twenty-six weeks ended September 25, 2010 as compared to the twenty-six weeks ended September 26, 2009.

Interest expense

Interest expense for the twenty-six weeks ended September 25, 2010 was $213,227 as compared to $268,443 for the twenty-six weeks ended September 26, 2009, a decrease of $55,216. The decrease was primarily due to lower average borrowings and lower average interest rates in Fiscal 2011 as compared to Fiscal 2010.

Interest rate swap

An unrealized gain of $55,409 was recorded for the twenty-six weeks ended September 25, 2010 as compared to an unrealized gain of $54,610 recorded for the twenty-six weeks ended September 26, 2009 to reflect the change in fair value of the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate for the twenty-six weeks ended September 25, 2010 was 42.3% as compared to 42.2% for the twenty-six weeks ended September 26, 2009.

Backlog

Our backlog is approximately $29 million as of September 25, 2010 as compared to approximately $31 million as of September 26, 2009.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents were $893,262 and $482,442, respectively, at September 25, 2010 and March 31, 2010. Working capital defined as accounts receivable, unbilled revenue, inventory, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue was $13,383,671 and $11,961,963 at September 25, 2010 and March 31, 2010, respectively. Borrowings under our revolving line of credit were $5,487,836 and $4,234,435 at September 25, 2010 and March 31, 2010, respectively.

Our current ratio was approximately 1.77 at September 25, 2010 as compared to 1.81 at March 31, 2010.

In the twenty-six weeks ended September 25, 2010 net cash provided by operating activities was $462,642 as compared to $751,683 for the twenty-six weeks ended September 26, 2009.

In the twenty-six weeks ended September 25, 2010, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $2.0 million. Approximately $1.4 million was used for working capital needs. Of this amount, approximately $0.3 million was used for receivables and unbilled/deferred revenue, approximately $1.2 million was used to fund inventory requirements as a result of increased sales levels and approximately $0.1 million was provided by prepaid tax asset utilization. In addition an approximate $0.1 million use was the result of a non-cash charge related to a deferred tax asset associated with the expiration of non-qualified stock options. There is an offset to this amount in additional paid in capital.

In the twenty-six weeks ended September 26, 2009, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $1.2 million. Approximately $0.5 million was used to fund working capital needs. Of the amount, approximately $1.4 million was used to fund receivables as a result of higher sales and approximately $0.4 million was used to fund inventory requirements. A tax refund net of tax payments provided approximately $0.6 million, increases in accounts payable and accrued expenses provided approximately $0.5 million and cash received and recorded as deferred revenue provided approximately $0.2 million

Net cash used in investing activities was $628,496 during the twenty-six weeks ended September 25, 2010 as compared to $735,382 in the twenty-six weeks ended September 26, 2009. In the twenty-six weeks ended September 25, 2010 and September 26, 2009, investing activities was solely comprised of capital expenditures.

Net cash provided by financing activities was $576,674 during the twenty-six weeks ended September 25, 2010 as compared to net cash used for financing activities of $93,799 during the twenty-six weeks ended September 26, 2009.

In the twenty-six weeks ended September 25, 2010, we borrowed approximately $1.2 million from our line of credit, repaid term debt of approximately $0.6 million and paid approximately $0.1 million for capital lease obligations. In addition, approximately $0.1 million of a deferred tax asset related to the cancellation of non-qualified stock options was charged to additional paid in capital.

In the twenty-six weeks ended September 26, 2009, we borrowed approximately $0.7 million from our line of credit, repaid term debt of approximately $0.6 million and repaid $0.2 million of capital lease obligations.

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

We entered into an interest rate swap agreement in April 2007 to mitigate interest rate fluctuations on the term loan. At the end of each reporting period we record the current fair value of the interest rate swap on the balance sheet. Any unrealized gain or loss on the swap is included in earnings.

On August 13, 2010 we entered into an amended term loan and revolving line of credit agreement. Under the terms of the amended revolving line of credit agreement, the revolving line of credit was increased from $5.0 million to $7.5 million and extended by one year. The revolving line of credit now expires on March 31, 2013. At September 25, 2010 we were in compliance with our bank covenants. Under the terms of the amended term loan and revolving line of credit agreement we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $9.2 million. For the fiscal year ended March 31, 2011, the debt service coverage covenant is required to be at least 1.10:1 except that for the third quarter of Fiscal 2011 the minimum ratio is 0.85:1.

The term loan and revolving line of credit are guaranteed by the Company and its subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At September 25, 2010, $2,275,000 was outstanding under the term loan and our interest rate was 7.95%. The final payment for the term loan is in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At September 25, 2010, $5,488,000 was outstanding under our revolving line of credit and our interest rate was 3.01%. We had approximately $2.0 million available under the line of credit at September 25, 2010.

For the twenty-six weeks ended September 26, 2009, we obtained an amendment to the term loan and revolver agreements to include the goodwill and intangible asset impairment charges as an add-back to the trailing twelve months EBITDA covenants. We also obtained an Amendment and Waiver Agreement to the term loan and revolver agreements to waive the EBITDA covenants and to substitute modified quarterly EBITDA covenants through March 31, 2010. Under the terms of the amendment, the interest rate increased from a maximum of LIBOR plus 2.5% to a maximum of LIBOR plus 4.25% for the revolving line of credit and a maximum adjusted LIBOR plus 3.75% for the term loan. On March 31, 2010 the waiver for our EBITDA covenants expired and we returned to the original terms of the agreement which were modified on August 13, 2010 as described above.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates of approximately 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $254,087 for capital lease obligations. Included in long-term debt net of current portion is $71,333 for capital lease obligations. The remaining interest associated with our capital lease obligations amounts to approximately $14,600 over the lease terms.

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

We are subject to interest rate exposure on our revolving line of credit. Our revolving line of credit interest rate is tied to LIBOR. We have entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on our term debt. Our interest rate swap has not been designated as a hedging instrument, therefore changes in fair value are recognized in earnings.

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

Evaluation of disclosure controls and procedures—As of September 25, 2010, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2010 to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control—There were no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of Fiscal 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

10.1	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated August 13, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 18, 2010).

10.2	Amended and Restated Revolving Credit Note, dated August 13, 2010 issued by Micronetics, Inc. to RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 18, 2010).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: November 2, 2010	By:	/S/ DAVID ROBBINS
David Robbins,
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: November 2, 2010	By:	/S/ CARL LUEDERS
Carl Lueders,
Chief Financial Officer (Principal Financial and Accounting Officer)