Form 10-Q
period 2010-12-25
MICRONETICS  INC
filed 2011-01-31
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2010

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

As of January 28, 2011, the issuer had 4,556,135 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 25, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,058,885	$482,442
Accounts receivable, net of allowance for doubtful accounts of $590,392 and $570,782 at December 25, 2010 and March 31, 2010, respectively	4,133,313	5,691,334
Inventories, net	12,680,997	10,943,968
Unbilled revenue	—	219,958
Deferred tax asset	1,464,733	1,557,093
Prepaid income taxes	622,140	434,379
Prepaid expenses and other current assets	280,546	218,554

Total current assets	20,240,614	19,547,728

Property, plant and equipment, net	4,644,338	4,787,880
Other assets:
Security deposits	97,079	97,079
Other long term assets	12,365	18,547
Intangible assets, net	1,149,221	1,396,595
Goodwill	1,117,197	1,117,197

Total other assets	2,375,862	2,629,418

TOTAL ASSETS	$27,260,814	$26,965,026

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,514,715	$1,457,267
Line of credit	5,671,405	4,234,435
Accounts payable	957,977	2,179,422
Accrued expenses and other current liabilities	2,723,344	2,732,429
Deferred revenue	29,418	200,000

Total current liabilities	10,896,859	10,803,553
Long-term debt, net of current portion	678,776	1,786,378
Other long-term liability	—	1,740
Deferred tax liability	1,237,668	1,033,531

Total liabilities	12,813,303	13,625,202

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,393,717 issued, 4,556,135 outstanding at December 25, 2010 and 5,391,217 issued, 4,553,635 outstanding at March 31, 2010	53,937	53,912
Additional paid-in capital	12,238,096	12,204,124
Retained earnings	5,135,991	4,062,301

	17,428,024	16,320,337
Treasury stock at cost, 837,582 shares at December 25, 2010 and March 31, 2010	(2,980,513)	(2,980,513)

Total shareholders’ equity	14,447,511	13,339,824

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,260,814	$26,965,026

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	December 25, 2010	December 26, 2009
Net sales	$7,601,372	$9,009,161
Cost of sales	5,265,794	5,702,003

Gross margin	2,335,578	3,307,158

Operating expenses:
Research and development	447,197	411,059
Selling, general and administrative	1,755,689	1,877,494
Gain on sale of asset	(10,000)	—
Amortization of intangible assets	73,326	87,023

Total operating expenses	2,266,212	2,375,576

Income from operations	69,366	931,582

Other income (expense):
Interest income	258	67
Interest expense	(84,222)	(131,820)
Change in fair value of interest rate swap	27,084	32,204
Miscellaneous income	2,797	3,162

Total other expense	(54,083)	(96,387)

Income before provision for income taxes	15,283	835,195
(Benefit) provision for income taxes	(85,840)	331,052

Net income	$101,123	$504,143

Income per common share
Basic	$0.02	$0.11

Diluted	$0.02	$0.11

Weighted average common shares outstanding
Basic	4,555,119	4,553,635
Diluted	4,568,344	4,553,753

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirty-Nine Weeks Ended
	December 25, 2010	December 26, 2009
Net sales	$25,952,211	$25,742,328
Cost of sales	17,141,061	17,077,056

Gross margin	8,811,150	8,665,272

Operating expenses:
Research and development	1,278,135	1,257,121
Selling, general and administrative	5,381,166	5,714,058
Net loss on disposal of assets	3,560	—
Amortization of intangible assets	247,374	261,069

Total operating expenses	6,910,235	7,232,248

Income from operations	1,900,915	1,433,024

Other income (expense):
Interest income	551	135
Interest expense	(297,449)	(400,263)
Change in fair value of interest rate swap	82,493	86,814
Miscellaneous income	15,615	17,904

Total other expense	(198,790)	(295,410)

Income before provision for income taxes	1,702,125	1,137,614
Provision for income taxes	628,435	459,213

Net income	$1,073,690	$678,401

Income per common share
Basic	$0.24	$0.15

Diluted	$0.24	$0.15

Weighted average common shares outstanding
Basic	4,554,137	4,553,635
Diluted	4,565,041	4,553,890

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares Outstanding	Par Value
Balance at March 31, 2010	4,553,635	$53,912	$12,204,124	$4,062,301	$(2,980,513)	$13,339,824
Stock-based compensation	—	—	145,032	—	—	145,032
Reduction of deferred tax asset related to cancellation of non-qualified stock options	—	—	(116,660)	—	—	(116,660)
Exercise of stock option	2,500	25	5,600	—	—	5,625
Net income	—	—	—	1,073,690	—	1,073,690

Balance at December 25, 2010	4,556,135	$53,937	$12,238,096	$5,135,991	$(2,980,513)	$14,447,511

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended,
	December 25, 2010	December 26, 2009
Cash flow from operating activities:
Net income	$1,073,690	$678,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,191,941	1,156,353
Stock-based compensation	145,032	198,368
Change in fair value of interest rate swap	(82,493)	(86,814)
Deferred taxes	179,837	22,893
Net loss on disposal of assets	3,560	—
Provision for allowances on accounts receivable	19,610	176,722
Provision for inventory obsolescence and losses	207,952	193,949
Deferred taxes related to non-qualified stock options	(116,660)	—
Changes in operating assets and liabilities:
Accounts receivable	1,538,411	(165,358)
Unbilled revenue	219,958	(518,626)
Inventories	(1,944,981)	(1,261,705)
Other long term assets	6,183	6,183
Prepaid income taxes	(189,502)	880,374
Prepaid expenses, other current assets, and other assets	(61,993)	21,992
Accounts payable	(1,221,444)	656,633
Accrued expenses	73,408	76,785
Deferred revenue	(170,582)	200,000

Net cash provided by operating activities	871,927	2,236,150

Cash flows from investing activities:
Capital expenditures	(690,067)	(973,774)
Proceeds from sale of assets	10,000	—

Net cash used in investing activities	(680,067)	(973,774)

Cash flows from financing activities:
Net proceeds (payments) from line of credit	1,436,970	(7,239)
Repayments on term loan	(975,000)	(975,000)
Repayments of capital leases	(199,672)	(233,261)
Proceeds from exercise of stock options	5,625	—
Additional paid in capital charge related to cancellation of non-qualified stock options	116,660	—

Net cash provided by (used in) financing activities	384,583	(1,215,500)

Net change in cash and cash equivalents	576,443	46,876
Cash and cash equivalents at beginning of period	482,442	620,259

Cash and cash equivalents at end of period	$1,058,885	$667,135

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$303,100	$356,248

Income taxes	$638,100	$(444,054)

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$124,518	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2010. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of December 25, 2010 and the results of operations for the thirteen and thirty-nine weeks ended December 25, 2010 and December 26, 2009.

The Company evaluated its December 25, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in its financial statements.

The results of operations for the thirteen and thirty-nine weeks ended December 25, 2010 are not necessarily indicative of the results to be expected for the full year ended March 31, 2011.

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

The consolidated financial statements include the accounts of Micronetics and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Microwave Concepts, Inc. (“MicroCon”), Stealth Microwave, Inc. (“Stealth”) and MICA Microwave Corporation (“MICA”). All intercompany balances and activity have been eliminated in consolidation.

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

Revenue recognition—The Company generates revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. The Company’s products are primarily hardware components and integrated sub-assemblies, which includes microwave hardware and embedded software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products and defense contractors who are considered to be end users.

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

Recently issued accounting pronouncements—In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the impact of this ASU on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

3. INVENTORIES, NET

At December 25, 2010 and March 31, 2010, inventories consisted of the following:

	December 25, 2010	March 31, 2010
Raw materials	$7,384,465	$7,170,056
Work in process	5,375,884	3,941,829
Finished goods	1,328,268	1,368,591

	14,088,617	12,480,476
Less: allowance for obsolescence and excess inventory	(1,407,620)	(1,536,508)

	$12,680,997	$10,943,968

4. PROPERTY, PLANT AND EQUIPMENT, NET

At December 25, 2010 and March 31, 2010, property, plant and equipment, net consisted of the following:

	December 25, 2010	March 31, 2010
Land	$162,000	$162,000
Buildings and leasehold improvements	2,016,532	2,170,278
Machinery and equipment	11,643,834	10,833,486
Furniture, fixtures and other	213,511	244,171

	14,035,877	13,409,935
Less: accumulated depreciation	(9,391,539)	(8,622,055)

	$4,644,338	$4,787,880

5. INTANGIBLE ASSETS AND GOODWILL

The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table presents gross intangible assets and the related accumulated amortization of the Company’s finite-lived intangible assets as of December 25, 2010 and March 31, 2010 (in thousands):

	Useful Life (years)	December 25, 2010			March 31, 2010
Intangible Assets		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$2,088	$868	$2,956	$1,931	$1,025
Trade name	10	260	93	167	260	73	187
Developed technology-drawings	3-5	513	399	114	513	328	185

		$3,729	$2,580	$1,149	$3,729	$2,332	$1,397

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)
2011	73
2012	314
2013	163
2014	144
2015	144
Thereafter	311

Total	$1,149

6. ACCRUED EXPENSES

At December 25, 2010 and March 31, 2010 accrued expenses consisted of the following:

	December 25, 2010	March 31, 2010
Unbilled payables	$970,870	$837,603
Professional fees	—	15,750
Payroll, benefits and related taxes	1,183,001	1,142,532
Warranty	264,146	211,240
Fair value of interest rate swap	82,557	165,050
Commissions	150,713	185,967
Customer deposits	9,215	71,348
Miscellaneous	62,842	102,939

	$2,723,344	$2,732,429

Included in accrued payroll are bonuses of $539,186 and $600,000 at December 25, 2010 and March 31, 2010, respectively.

7. LONG-TERM DEBT

At December 25, 2010 and March 31, 2010 long-term debt consisted of the following:

	December 25, 2010	March 31, 2010
Term loan	1,950,000	2,925,000
Capital leases	243,491	318,645

	2,193,491	3,243,645
Less current portion	(1,514,715)	(1,457,267)

Long-term debt, net of current portion	$678,776	$1,786,378

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In the third quarter of fiscal 2009, the revolving line of credit was extended by two years. On August 13, 2010 the Company entered into an amended term loan and revolving line of credit agreement under which the revolving line of credit was increased to $7.5 million and extended by one additional year and now expires on March 31, 2013. The term loan is guaranteed by the Company and its subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At December 25, 2010, the interest rate was 7.95%. The final payment for the term loan is due in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At December 25, 2010, the interest rate was 3.01%. The Company had approximately $1.8 million available under the line of credit at December 25, 2010.

In April 2007, the Company entered into an interest rate swap agreement with a notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in fair value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses included in earnings. The notional amount of this swap agreement was $1,950,000 at December 25, 2010.

At December 25, 2010 the Company was in compliance with its bank covenants. Under the terms of the amended term loan and the revolving line of credit agreement, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $9.2 million. For the fiscal year ended March 31, 2011, the debt service coverage covenant is required to be at least 1.10:1 except that for the third quarter of fiscal 2011 the minimum ratio is 0.85:1.

Capital Leases

Commercial capital leases payable are reflected at their present value based upon interest of approximately 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $214,715 for capital lease obligations. Included in long-term debt net of current portion is $28,776 for capital lease obligations. The remaining interest associated with the Company’s capital lease obligations amounts to approximately $9,300 over the lease terms.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

At December 25, 2010, the Company had one stock option plan under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2006 Equity Incentive Plan.

The 2003 Stock Incentive Plan

During the fiscal year ended March 31, 2004, the Company adopted a stock option plan entitled “The 2003 Stock Incentive Plan” (the “2003 Plan”) under which the Company may grant options to purchase up to 900,000 shares of common stock plus any shares of common stock remaining available for issuance as of July 22, 2003 under the 1996 Stock Option Plan. In July 2006, the Board of Directors determined that it would not issue any new option awards under the 2003 Plan. During the third quarter of fiscal 2011, all remaining outstanding options under the 2003 Stock Option Plan expired.

The 2006 Equity Incentive Plan

During the fiscal year ended March 31, 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of December 25, 2010 there were 261,000 options outstanding under the 2006 Plan.

The 2006 Plan is administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 2006 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 2006 Plan may not be less than the fair market value of the shares of common stock on the date of grant, and may not be granted more than ten years from the date of adoption of the plan or exercised more than ten years from the date of grant.

The following table sets forth the Company’s stock option activity during the thirty-nine weeks ended December 25, 2010:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value
Outstanding at March 31, 2010	511,100	$6.79		$—
Granted	—	—		—
Exercised	(2,500)	2.25		—
Expired	(236,600)	8.12		—
Forfeited	(11,000)	7.68		—

Outstanding at December 25, 2010	261,000	$5.59	7.65	$239,715

Exercisable at December 25, 2010	128,375	$7.10	6.75	$27,261

The following table sets forth the status of the Company’s non-vested stock options as of December 25, 2010:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2010	191,750	$2.95
Granted	—	—
Forfeited	(6,250)	4.19
Vested	(52,875)	3.54

Non-vested as of December 25, 2010	132,625	$2.66

The following table summarizes the effects of stock-based compensation for the thirteen weeks ended December 25, 2010 and December 26, 2009:

	Thirteen Weeks Ended
	December 25, 2010	December 26, 2009
Cost of sales	$8,537	$10,590
Selling, general and administrative	34,025	34,352

Stock-based compensation effect on income before taxes	$42,562	$44,942

The following table summarizes the effects of stock-based compensation for the thirty-nine weeks ended December 25, 2010 and December 26, 2009:

	Thirty-Nine Weeks Ended
	December 25, 2010	December 26, 2009
Cost of sales	$30,369	$31,290
Selling, general and administrative	114,663	167,078

Stock-based compensation effect on income before taxes	$145,032	$198,368

Unrecognized stock-based compensation expense related to the unvested options is approximately $0.3 million, and will be recorded over the remaining vesting periods of 2.54 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

There were no options granted during the thirteen weeks ended December 25, 2010 and 10,000 options granted during the thirteen weeks ended December 26, 2009. The fair value of options issued was estimated at the date of grant using the following weighted-average assumptions for the thirteen weeks ended December 26, 2009 were as follows:

Risk free interest rate	2.49%
Expected life	6.25 years
Expected volatility	70.18%
Forfeiture rate	2.92%
Expected dividend yield	0%

The per share fair value of stock options granted for the thirteen weeks ended December 26, 2009 was $2.04.

9. INCOME TAXES

Before discrete items, the Company’s effective tax rate was 39.5% for the thirteen weeks ended December 25, 2010 and 42% for the thirteen weeks ended December 26, 2009.

In the thirteen weeks ended December 25, 2010, the Company recorded true-up adjustment credits totaling approximately $42,000 primarily related to the filing of our fiscal 2010 tax returns. In addition, the Company recognized uncertain tax benefits of $1,762 due to the statute of limitations expiration.

In the thirteen weeks ended December 26, 2009, the Company recorded true-up adjustment credits totaling approximately $21,000 primarily related to the filing of our fiscal 2009 tax return.

As of April 1, 2010, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Internal Revenue Service (IRS) recently finalized the review of our March 31, 2008 tax return and recommended no changes to the return. The Company is open to examination for tax years March 31, 2007 through 2010.

10. EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended December 25, 2010 and December 26, 2009 are:

	Thirteen Weeks Ended
	December 25, 2010	December 26, 2009
Net income	$101,123	$504,143
Weighted average shares outstanding	4,555,119	4,553,635
Basic earnings per share	$0.02	$0.11
Common stock equivalents	13,225	118
Weighted average common and common equivalent shares outstanding	4,568,344	4,553,753
Diluted earnings per share	$0.02	$0.11

The computations of basic and diluted EPS for the thirty-nine weeks ended December 25, 2010 and December 26, 2009 are:

	Thirty-Nine Weeks Ended
	December 25, 2010	December 26, 2009
Net income	$1,073,690	$678,401
Weighted average shares outstanding	4,554,137	4,553,635
Basic earnings per share	$0.24	$0.15
Common stock equivalents	10,904	255
Weighted average common and common equivalent shares outstanding	4,565,041	4,553,890
Diluted earnings per share	$0.24	$0.15

At December 25, 2010 and December 26, 2009, 129,000 and 376,600 stock options, respectively, were excluded from the diluted earnings per share calculation because they would have been anti-dilutive.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of December 25, 2010 and March 31, 2010.

	Fair Value Measurements at December 25, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 25, 2010
Assets:
Money market fund (included in cash and cash equivalents)	—	$1,015,000	—	$1,015,000

Total assets at fair value	—	$1,015,000	—	$1,015,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$83,000	—	$83,000

Total liabilities at fair value	—	$83,000	—	$83,000

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2010
Assets:
Money market fund (included in cash and cash equivalents)	—	$419,000	—	$419,000

Total assets at fair value	—	$419,000	—	$419,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$165,000	—	$165,000

Total liabilities at fair value	—	$165,000	—	$165,000

The following provides a summary of the change in fair value for the interest rate swap for the thirty-nine weeks ended December 25, 2010:

Balance at March 31, 2010	$165,000
Unrealized gain	(82,000)

Balance at December 25, 2010	$83,000

The fair value of the money market fund was determined based on pricing provided by a large investment bank. Since the valuation was not observable, the Company has classified these as level 2 securities. There has been no change in the fair value of the money market fund since December 25, 2010. The fair value of the interest rate swap was determined by using a market driven valuation model using the LIBOR rate forecast applied to common intervals for the remaining term of the interest rate swap.

The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses and amounts borrowed under the revolving line of credit and capital leases approximate fair value because of the relatively short maturity of these instruments. The carrying amount of our term debt approximates fair value primarily because it is based on a variable interest rate.

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

Kevin Beals, President of Micronetics, is a member of the Landlord. Mr. Beals owns sixteen percent of the outstanding units of membership interest of the Landlord.

The Audit Committee of the Board of Directors of Micronetics reviewed and approved the terms of the lease prior to its execution.

13. MAJOR CUSTOMERS

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. One customer, ITT Electronic Warfare Systems, accounted for 24% of the Company’s consolidated sales for the thirty-nine weeks ended December 25, 2010 and 25% for the thirty-nine weeks ended December 26, 2009. This same customer accounted for 14% of the Company’s accounts receivable at December 25, 2010 and 37% of the Company’s accounts receivable at March 31, 2010.

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

Results of Operations

Thirteen Weeks Ended December 25, 2010 compared to December 26, 2009

Net sales

Net sales for the thirteen weeks ended December 25, 2010 (“Q3 FY 11”) were $7,601,372, a decrease of $1,407,789, or 16% as compared to $9,009,161 for the thirteen weeks ended December 26, 2009 (“Q3 FY 10”). The decrease was due to a delay in shipments of integrated component sub-systems for defense jamming and electronic system modernization applications for a customer while we upgraded procedures in response to that customer’s request. We expect to ship the delayed product over the next two to three quarters.

Gross margin

Gross margin for Q3 FY 11 was approximately 31% as compared to 37% for Q3 FY 10. The gross margin decrease is due to lower sales of integrated component sub-systems due to shipping delays, without a corresponding decrease in costs.

Research and development

Research and development expense for Q3 FY 11 was $447,197 as compared to $411,059 for Q3 FY 10, an increase of $36,138 or 9%. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for Q3 FY 11 was $1,755,689 as compared to $1,877,494 for Q3 FY 10, representing a decrease of $121,805 or 6%. Approximately $125,000 of the decrease was due to lower bad debt expense resulting from improved collections activity.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to previous acquisitions was $73,326 in Q3 FY 11 as compared to $87,023 in Q3 FY 10. The decrease of $13,697 was due to completing amortization of certain intangible assets.

Interest expense

Interest expense for Q3 FY 11 was $84,222 as compared to $131,820 for Q3 FY 10, a decrease of $47,598 or 4%. The decrease was primarily due to lower average interest rates.

Interest rate swap

An unrealized gain of $27,084 was recorded for Q3 FY 11 as compared to an unrealized gain of $32,204 recorded in Q3 FY 10 to reflect the change in fair value of the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan.

(Benefit) provision for income taxes

Before considering the effect of discrete items, our effective tax rate for Q3 FY 11 was 39.5% as compared to 42% for Q3 FY 10. In the thirteen weeks ended December 25, 2010, we recorded true-up adjustment credits totaling approximately $42,000 primarily related to the filing of our fiscal 2010 tax return and $1,762 of uncertain tax benefits recognized due to the statute of limitations expiration. In the thirteen weeks ended December 26, 2009, we recorded true-up adjustment credits totaling approximately $21,000 primarily related to the filing of our fiscal 2009 tax return.

Thirty-nine Weeks Ended December 25, 2010 compared to December 26, 2009

Net sales

Net sales for the thirty-nine weeks ended December 25, 2010 were $25,952,211, an increase of $209,883, or 1% as compared to $25,742,328 for the thirty-nine weeks ended December 26, 2009. Sales of integrated component sub-systems for defense jamming and electronic system modernization applications increased by approximately $0.6 million and component sales increased by approximately $1.4 million. These increases were offset by a decrease of approximately $0.7 million related to the beta test portion of a purchase agreement for a radio frequency identification system product line (“RFID”) application and a decrease of approximately $1.1 million related to a space based components application which were recorded in the first half of fiscal 2010.

Gross margin

Gross margin for the thirty-nine weeks ended December 25, 2010 was 34% as compared to 34% at December 26, 2009. Gross margins associated with integrated component sub-systems decreased and were offset by an increase in gross margins associated with component products.

Research and development

Research and development expense for the thirty-nine weeks ended December 25, 2010 was $1,278,135 as compared to $1,257,121 for the thirty-nine weeks ended December 26, 2009, a slight increase of $21,014 or 2%. Spending on a high power digital pre-distortion amplifier product line decreased and was offset by an increase in spending on new applications for commercial components. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for the thirty-nine weeks ended December 25, 2010 was $5,381,166 as compared to $5,714,058 for the thirty-nine weeks ended December 26, 2009, representing a decrease of $332,892 or 6%. Approximately $240,000 of the decrease was due to lower bad debt expense resulting from the partial recovery of a previously reserved receivable and strong collections. Approximately $50,000 of the decrease was due to lower stock compensation expense, due to fewer stock options being granted and some outstanding options being fully expensed. All other net spending decreased by approximately $43,000.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to previous acquisitions decreased slightly to $247,374 for the thirty-nine weeks ended December 25, 2010 as compared to $261,069 for the thirty-nine weeks ended December 26, 2009. The decrease of $13,695 was due to completing amortization of certain intangible assets.

Interest expense

Interest expense for the thirty-nine weeks ended December 25, 2010 was $297,449 as compared to $400,263 for the thirty-nine weeks ended December 26, 2009, a decrease of $102,814 or 3%. The decrease was primarily due to lower average interest rates in fiscal 2011 as compared to fiscal 2010.

Interest rate swap

An unrealized gain of $82,493 was recorded for the thirty-nine weeks ended December 25, 2010 as compared to an unrealized gain of $86,814 recorded for the thirty-nine weeks ended December 26, 2009 to reflect the change in fair value of the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 39.5% for the thirty-nine weeks ended December 25, 2010 as compared to 42% for the thirty-nine weeks ended December 26, 2009. The decrease is primarily related an increase in our expected research and development credit of approximately 1% and a reduction in our effective state income tax rate of 1%.

Backlog

Our backlog is approximately $27 million as of December 25, 2010 as compared to approximately $32 million as of December 26, 2009. The decrease is due primarily to shipments against our components backlog.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents were $1,058,885 and $482,442, respectively, at December 25, 2010 and March 31, 2010. Working capital defined as accounts receivable, unbilled revenue, inventory, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue was $13,384,117 and $11,961,963 at December 25, 2010 and March 31, 2010, respectively. Borrowings under our revolving line of credit were $5,671,405 and $4,234,435 at December 25, 2010 and March 31, 2010, respectively.

Our current ratio was approximately 1.86 at December 25, 2010 as compared to 1.81 at March 31, 2010.

In the thirty-nine weeks ended December 25, 2010 net cash provided by operating activities was $871,927 as compared to $2,236,150 for the thirty-nine weeks ended December 26, 2009.

In the thirty-nine weeks ended December 25, 2010, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $2.4 million. Approximately $1.7 million was used for working capital needs. Of this amount, approximately $1.6 million was provided by receivables and unbilled/deferred revenue, approximately $2.0 million was used to fund inventory requirements, approximately $1.1 million was used to fund accounts payable and accrued expenses, approximately $0.1 million was used to fund prepaid expenses and approximately $0.2 million was used for prepaid tax assets. In addition an approximate $0.1 million use was the result of a non-cash charge related to a deferred tax asset associated with the expiration of non-qualified stock options. There is an offset to this amount in additional paid in capital. The increase in inventory was due in part to the delay in shipments in Q3 FY 2011 of integrated component sub-systems for defense jamming and electronic system modernization applications. We expect to ship this product over the next two to three quarters. The increase in inventory was also due in part to support product shipment requirements associated with our existing backlog.

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

Net cash used in investing activities was $680,067 during the thirty-nine weeks ended December 25, 2010 as compared to $973,774 in the thirty-nine weeks ended December 26, 2009. In the thirty-nine weeks ended December 25, 2010 and December 26, 2009, investing activities was solely comprised of capital expenditures.

Net cash provided by financing activities was $384,583 during the thirty-nine weeks ended December 25, 2010 as compared to net cash used for financing activities of $1,215,500 during the thirty-nine weeks ended December 26, 2009.

In the thirty-nine weeks ended December 25, 2010, we borrowed approximately $1.4 million from our line of credit, repaid term debt of approximately $1.0 million and paid approximately $0.2 million for capital lease obligations. In addition, approximately $0.1 million of a deferred tax asset related to the cancellation of non-qualified stock options was charged to additional paid in capital.

In the thirty-nine weeks ended December 26, 2009, we repaid term debt of approximately $1.0 million and repaid $0.2 million of capital lease obligations.

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

On August 13, 2010 we entered into an amended term loan and revolving line of credit agreement. Under the terms of the amended revolving line of credit agreement, the revolving line of credit was increased from $5.0 million to $7.5 million and extended by one year. The revolving line of credit now expires on March 31, 2013. At December 25, 2010 we were in compliance with our bank covenants. Under the terms of the amended term loan and revolving line of credit agreement we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $9.2 million. For the fiscal year ending March 31, 2011, the debt service coverage covenant is required to be at least 1.10:1 except that for the third quarter of fiscal 2011 the minimum ratio is 0.85:1.

The term loan and revolving line of credit are guaranteed by the Company and its subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At December 25, 2010, $1,950,000 was outstanding under the term loan and our interest rate was 7.95%. The final payment for the term loan is in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At December 25, 2010, $5,671,405 was outstanding under our revolving line of credit and our interest rate was 3.01%. We had approximately $1.8 million available under the line of credit at December 25, 2010.

Capital Leases

Commercial capital leases payable are reflected at their present value based upon interest rates of approximately 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $214,715 for capital lease obligations. Included in long-term debt net of current portion is $28,776 for capital lease obligations. The remaining interest associated with our capital lease obligations amounts to approximately $9,300 over the lease terms.

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

Evaluation of disclosure controls and procedures—As of December 25, 2010, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2010 to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control—There were no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MICRONETICS, INC.

Dated: January 31, 2011	By:	/S/ DAVID ROBBINS
David Robbins,
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: January 31, 2011	By:	/S/ CARL LUEDERS
Carl Lueders,
Chief Financial Officer (Principal Financial and Accounting Officer)