Form 10-K
period 2011-03-31
MICRONETICS  INC
filed 2011-06-06
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $18,624,128 based on the closing price of $5.12 of the issuer’s common stock, par value $.01 per share, as reported by NASDAQ on September 24, 2010.

On June 1, 2011, there were 4,556,135 shares of the issuer’s common stock outstanding.

The definitive proxy statement of the registrant to be filed on or before July 29, 2011 is incorporated by reference to Part III herein.

Part I

This Annual Report on Form 10-K contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Micronetics, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Micronetics designs and manufactures a broad selection of linearized and non-linearized power amplifiers including analog and digital pre-distortion products. Our specialized amplifiers are designed with a proprietary linearization capability that allows for smaller size amplifier solutions with a fraction of the power consumption. Our amplifier products are used in various commercial and military applications, and are currently in operation in applications such as base stations for commercial telecommunications standards to 3G and 4G standards, portable mobile video transmitters, MMDS transmitters, digital electronic news gathering equipment, RF test and measurement, multi-band military radio systems for man-pack, vehicular, and flight applications military countermeasures, jamming systems, and RF medical devices.

Micronetics designs and manufactures broadband mixers and ferrites. Our products offer exceptional performance for systems where spectral purity is important, including IED Jamming, TD-CDMA, WiMAX, COFDM, Radar, Electronic Warfare and Space applications.

Microwave Integrated Multifunction Subassemblies:

Micronetics designs and manufactures complex microwave integrated multifunction subassemblies, also known as microwave multifunction modules, which consist of sophisticated assemblies that perform many functions related to the switching of microwave signals. Micronetics’ integrated subassemblies are employed in several defense, commercial or aerospace electronics systems and programs. These subassemblies combine microwave functions such as amplification, attenuation, switching of multiple signals, and phase and amplitude control. We also facilitate the assembly and testing services of high-end, customer-designed RF microwave assemblies, including all assembly, testing and environmental screening of customer-designed complex subassemblies.

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

During Fiscal 2011 and Fiscal 2010, the approximate mix of sales was consistent at 23% for commercial applications and 77% for defense applications.

Customers

We sell primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or larger Fortune 500 companies with world-wide operations. Our three largest customers, ITT Electronic Warfare Systems, BAE Systems and Raytheon accounted for 22%, 11% and 5% of the consolidated sales in Fiscal 2011, respectively. We believe that replacing any of these customers could be difficult.

Other customers of Micronetics include Northrop Grumman Corporation, L3 Communications Corporation, Cobham, EADS Deutschland GMBH, Thales and the Department of Defense. Our customers generally purchase our products on the basis of purchase orders, rather than long-term supply contracts.

Competition

We are subject to active competition in the sale of virtually all of our products. Many of our competitors, including divisions of major corporations, have significantly greater resources than those currently available to us. Additionally, some of our customers compete directly by manufacturing certain components themselves, rather than purchasing them from Micronetics.

Our primary competitors are AeroFlex, Crane, Cobham PLC, Comtech Telecommunications, Kratos, Smiths Interconnect, Spectrum Control, Teledyne Technologies and Mercury Computer.

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

Research and Development

Research and development consist of development of new products and modifications to existing products usually in response to customers specific design requirements. Occasionally we will invest in new technology development without a customer specification if we believe the technology has significant potential to result in future business opportunities. Research and development expenditures consist primarily of internal engineering time and materials. Occasionally we will outsource technology development. These expenses were $1,790,803 and $1,708,532 for Fiscal 2011 and Fiscal 2010, respectively. Micronetics research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Micronetics intends to continue our research and development activities and considers these efforts to be vital to its future growth and success.

Backlog

Micronetics’ backlog of firm orders was approximately $31 million and $30 million on March 31, 2011 and 2010, respectively.

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

Employees

As of March 31, 2011, we had 188 full-time employees including 27 engaged in management and administration, 43 in product development, 110 in production and testing and 8 in sales. Management believes that relations with our employees are good.

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

In the case of defective products, the customer typically returns them to our facility. Micronetics’ service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at our plants, and we charge our customers a fee for those service items that are not covered by warranty. We do not offer our customers any formal written service contracts.

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

We may be materially and adversely affected by reductions in spending by certain of our customers including the U.S. and foreign governments.

Our results of operations may be materially adversely affected by the conditions in the global economy and the impact of those conditions on U.S. and foreign government spending. Among the factors that could impact U.S. and foreign government spending are:

•	a significant decline in, or reapportioning of, defense budgets;

•	changes, delays or cancellations of U.S. or foreign government programs or requirements;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. or foreign government; and

•	government shutdowns or other delays in the government appropriations process.

In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Although the ultimate size of future defense budgets remains uncertain, current indications are that the total U.S. defense budget may decline over the next few years. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate.

Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors including:

•	our reliance on a limited number of customers for a large portion of our revenues:

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

•	reduced capital spending and/or negative economic conditions in the United States, Europe as well as other areas of the world:

•	adverse changes in our current credit condition or the credit quality of our customers and suppliers;

•	adverse changes in the market conditions in our markets;

•	the trend towards the sale of integrated products;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of product and service deployment, of our customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	conditions in the broader market for military and communications products;

•	governmental regulation or intervention affecting our products; and

•

the effects of war and acts of terrorism, such as disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

Our reliance on a limited number of customers for a large portion of our revenues could materially and adversely affect our results of operations and financial condition.

Relatively few customers have accounted for a substantial portion of our net sales. During Fiscal 2011 our top three customers collectively accounted for 38% of our total net sales. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our results of operation and liquidity.

Federal government contracts may be terminated by the federal government at any time prior to their completion which could lead to unexpected loss of sales and reduction in backlog.

Under the terms of federal government contracts, the federal government may unilaterally:

•	terminate or modify existing contracts;

•	reduce the value of existing contracts through partial termination; and

•	delay the payment of our invoices by government payment offices.

The federal government can terminate or modify any of its contracts with us or its prime contractors either for its convenience, or if we or its prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of our contracts or if any applicable options are not exercised, our failure to replace sales generated from such contracts would result in lower sales and could adversely affect our earnings, which could have a material adverse effect on our business, results of operations and financial condition.

Our backlog as of March 31, 2011 was approximately $31 million. Our backlog could be adversely affected if contracts are modified or terminated.

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

Competition for certain key positions and specialized technical personnel in the high-technology industry is strong. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel in a timely manner, particularly our Chief Executive Officer, other senior-executives and other key positions in our areas of potential growth. In addition, the loss of David Robbins, our Chief Executive Officer, or certain other senior executives, could harm our relations with our customers, our ability to respond to technological change and our business.

We may also find it difficult to attract or retain qualified employees because of our size. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. If we are not successful in attracting and retaining qualified employees, in the future, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

Future cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms and supplier terms and conditions. We believe our cash on hand and availability under our line of credit will be sufficient to fund our current business model, and meet our customer commitments for at least the next 12 months. However, a greater than expected slow down in capital spending by our customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

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

The success of new or enhanced products depends on a number of other factors, including the timely introduction of such products, market acceptance of new technologies and industry standards, the quality and robustness of new or enhanced products, competing product offerings, the pricing and marketing of such products and the availability of funding for such networks. Products and technologies developed by our competitors may render our products obsolete. If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry, and our sales, market share and customer relationships could be materially and adversely affected.

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

Product liability claims may be asserted against us by end-users of any of our products. We maintain product liability insurance coverage with an aggregate annual liability coverage limit, regardless of the number of occurrences, of $2.0 million. There is no assurance that such insurance will continue to be available at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against us, lack or insufficiency of insurance coverage could result in substantial cost and could have a material adverse effect on our business.

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

We design custom products to meet specific requirements of our customers. The uncertain nature of the development cycle for custom products can result in variability in the timing of our receipt of revenue from such products.

The design and sales cycle for our custom products, from initial contact by our sales force to the commencement of shipments of those products may be lengthy. In this process, our sales and application engineers work closely with the customer to analyze the customer’s system requirements and establish a technical specification for the custom product. We then select a process, evaluate components, and establish assembly and test procedures before manufacturing can begin. The length of this cycle is influenced by many factors, including the difficulty of the technical specification, the novelty and complexity of the design and the customer’s procurement processes. Our customers typically do not commit to purchase significant quantities of the custom product until they are ready to commence volume shipments of their own system or equipment. Our receipt of substantial revenue from sales of a custom product often depends on that customer’s commercial success in manufacturing and selling its system or equipment that incorporates our custom product. As a result, a significant period may elapse between our investment of time and resources in designing and developing a custom product and our receipt of substantial revenue from sales of that custom product.

The length of this process may increase the risk that a customer will decide to cancel or change its plans related to its system or equipment. Such a cancellation or change in plans by a customer could cause us to lose anticipated sales. In addition, our business, results of operations and financial condition could be materially adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle, chooses not to release its system or equipment that contains our custom products, or is not successful in the sale and marketing of its system or equipment that contains our custom products.

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

Our stock price has historically been volatile. From April 1, 2009 to March 31, 2011, the trading price of our common stock ranged from $5.47 to $1.91. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to environmental regulation and compliance which may be costly.

Certain of our products may be rendered obsolete due to environmental directives and could require that we redesign or change how we manufacture our products. This could result in additional costs and expense, shipment delays and possible inventory obsolescence.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our principal manufacturing facility and corporate office is located in a 32,000 square foot building in Hudson, NH which we own. In addition, a small facility of 800 square feet is leased from an unaffiliated entity in Westminster, CO for product development.

MVS operates out of a 3,700 square foot facility located in Monroe, CT, which is leased from an unaffiliated entity.

Micro-Con operates out of a 23,000 square foot facility located in West Caldwell, NJ, which is leased from an unaffiliated entity.

Stealth operates out of a 21,000 square foot facility located in Trenton, NJ, which is leased from an entity whose owners include one executive of Micronetics.

MICA operates out of a 20,750 square foot facility located in Manteca, CA, and a 1,500 square foot facility in San Jose, CA. Both facilities are leased from unaffiliated entities.

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

The closing high and low sale prices for the Common Stock for each fiscal quarter from April 1, 2009 until March 31, 2011 as reported by NASDAQ were as follows:

Sales Prices

Fiscal Quarter	High	Low
Fiscal 2010
First Quarter	$3.95	$1.91
Second Quarter	4.00	2.52
Third Quarter	3.65	2.81
Fourth Quarter	4.49	2.49

Fiscal 2011
First Quarter	4.98	3.75
Second Quarter	5.26	4.11
Third Quarter	5.47	4.30
Fourth Quarter	4.69	3.75

The number of holders of record of the common stock as of May 26, 2011 was 187. Micronetics believes that there are a substantially greater number of beneficial owners of shares of its common stock who maintain their shares in “street” name. On June 1, 2011, the last sale price of the common stock as reported by NASDAQ was $4.80 per share.

Micronetics has not paid any cash dividends during its two most recent fiscal years, nor during any subsequent interim period. Under its loan agreements, it is restricted from paying dividends without the consent of the lender.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	293,000	$5.43	707,000
Equity compensation plans not approved by security holders	—	—	—

Total	293,000	$5.43	707,000

ITEM 6. Selected Financial Data (unaudited)

	Years ended March 31, (in thousands, except earnings per share)
	2011	2010	2009	2008	2007
Net sales	$35,297	$34,868	$30,347	$32,625	$23,690
Gross margin	$11,552	$11,703	$9,184	$12,919	$9,377
Gross margin %	33%	34%	30%	40%	40%
Net income (loss)	$1,518	$1,148	$(9,564)	$1,662	$1,041
Earnings (loss) per common share
—basic	$0.33	$0.25	$(1.98)	$0.34	$0.22
Basic weighted average shares	4,555	4,554	4,836	4,932	4,637
Earnings (loss) per common share
—diluted	$0.33	$0.25	$(1.98)	$0.34	$0.22
Diluted weighted average shares	4,566	4,554	4,836	4,951	4,789
Total assets	$29,548	$26,965	$25,526	$33,386	$29,819
Total current liabilities	$13,021	$10,804	$9,303	$5,426	$5,487
Long-term debt, net of current portion	$325	$1,786	$3,085	$4,226	$5,633
Other long-term liabilities	$1,268	$1,035	$908	$1,325	$722

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and the results of operations are based on the Company’s consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). On an on-going basis, we evaluate our judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates and judgments include revenue recognition, assumptions used in stock option and goodwill valuations, reserves for accounts receivable and inventories, useful lives of long lived assets, accrued liabilities, and deferred income taxes and various other assumptions that we believe are reasonable under the circumstances. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition And Product Warranties

We generate revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. Our products are primarily hardware components and integrated sub-assemblies which includes microwave hardware and embedded software that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

We occasionally enter into contracts for production of highly customized microwave and radio frequency components and integrated sub-assemblies which we record revenue based on the percentage of completion method (assuming all other requirements for revenue recognition have been satisfied) typically using labor hours to measure progress toward completion of the contract as we have determined this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. Unbilled revenue represents revenue recognized in excess of billings and deferred revenue represents billings in excess of revenue recognized.

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

Valuation Of Long-Lived Assets, Goodwill And Intangible Assets And Their Impairment

We assess the need to record impairment losses on definite long-lived assets, including fixed assets and other intangible assets, to be held and used in operations, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at their lower of the carrying value or fair value less costs to sell.

Goodwill and other indefinite lived intangible assets are tested annually for impairment or whenever a triggering event occurs. We assess goodwill, by reporting unit, for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill would occur in that period. A two-step impairment testing approach is required. We must first determine whether goodwill is impaired and if so, we must value that impairment based on the amount by which the book value exceeds the estimated fair value. We used discounted cash flows, sales and EBITDA multiples as the best evidence of fair value. In preparing the goodwill impairment test we assumed operating margin performance consistent with historical performance and revenue growth between 3% and 5%. If actual results are significantly different than these assumptions, the associated goodwill may be subject to an impairment charge. At March 31, 2011 and 2010, we performed our goodwill impairment assessment for the $1.1 million of goodwill and determined that the carrying value did not exceed its fair value.

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, we evaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since the acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly-owned subsidiaries and investments. At March 31, 2011 and 2010 we determined that no new triggering events had occurred warranting a further impairment assessment of our long-lived assets.

Stock Compensation Expense

We measure compensation cost for stock-based compensation at fair value. We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimates of the expected term, the volatility of our common stock price over the expected term, risk free interest rate and the number of options that will not vest. Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.

Income Taxes and Valuation Allowances

We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. We established a valuation allowance of $103,230 at March 31, 2011 for the deferred tax asset relating to state net operating loss carryforwards due to the uncertainty of future utilization.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on its technical merit in the event of a tax audit.

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

Results of Operations

Fiscal 2011 versus Fiscal 2010

Net sales

Net sales for Fiscal 2011 were $35,296,705, an increase of $428,959 or 1% as compared to net sales of $34,867,746 for Fiscal 2010. Sales of integrated components sub-systems for defense jamming and electronic system modernization applications increased by approximately $.9 million and component sales increased by approximately $1.6 million. These increases were offset by a decrease of approximately $.7 million related to the beta test portion of a purchase agreement for a radio frequency identification system product line (“RFID”) application and a decrease of approximately $1.4 million related to a space based components application.

Foreign sales accounted for approximately $5,360,000 and $3,734,000 in Fiscal 2011 and Fiscal 2010, respectively.

Gross margin

Gross margins were 32.7% for Fiscal 2011 as compared to 33.5% for Fiscal 2010. Gross margins for integrated component sub-systems adversely affected gross margin by approximately 3%. This was offset by an increase in component gross margins of approximately 2%. The reduction in gross margin associated with integrated component sub-systems was due to a delay in shipments while we upgraded procedures in response to a customer’s request. We have completed the upgrade of our procedures and are resuming full rate of production related to this matter in the first quarter of fiscal 2012.

Research and development

Research and development (“R&D”) expense for Fiscal 2011 was $1,790,803, an increase of $82,271 or 5% as compared to $1,708,532 for Fiscal 2010. Spending on a high power digital pre-distortion amplifier product line decreased and was offset by an increase in spending on new applications for commercial components. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for Fiscal 2011 was $6,899,050 a decrease of $351,256 or 5% as compared to $7,250,306 for Fiscal 2010. Approximately $266,000 of the decrease was due to lower bad debt expense resulting from the partial recovery of a previously reserved receivable and strong collections during Fiscal 2011. Additionally payroll related expense decreased by approximately $95,000. These decreases were offset by an increase in stock compensation of approximately $67,000 due to an adjustment recorded in Fiscal 2010 that reversed stock compensation expense for options forfeited. All other net spending decreased by approximately $57,000.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to previous acquisitions decreased to $320,700 for Fiscal 2011 as compared to $348,093 for Fiscal 2010. The decrease of $27,393 is due to completing amortization of certain intangible assets.

Interest expense

Interest expense for Fiscal 2011 was $365,263 or a decrease of $158,011 as compared to $523,274 for Fiscal 2010. The decrease is due to lower average interest rates offset to some degree by higher average debt in Fiscal 2011 as compared to Fiscal 2010.

Interest rate swap

An unrealized gain of $106,085 was recorded in Fiscal 2011 as compared to an unrealized gain of $115,600 for Fiscal 2010 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate was 34.0% for Fiscal 2011 as compared to 42.8% for Fiscal 2010. The decrease in the effective tax rate relates primarily to benefits for domestic production activities deduction, R&D credits and 2010 true-ups. This was partially offset by an increase in the rate related to establishing a valuation allowance for the deferred tax benefit associated with our state net operating loss carryforward.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents was $745,116 at March 31, 2011 as compared to $482,442, at March 31, 2010. Working capital defined as accounts receivable, inventory, unbilled revenue, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue was $15,086,387 at March 31, 2011 as compared to $11,961,963 at March 31, 2010. Borrowings under our revolving line of credit were $6,714,319 at March 31, 2011 as compared to $4,234,435 at March 31, 2010.

Our current ratio was approximately 1.74 at March 31, 2011 as compared to 1.81 at March 31, 2010.

Net cash provided by operating activities was $192,476 in Fiscal 2011 as compared to $1,702,559 in Fiscal 2010.

In Fiscal 2011, net cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $3.3 million. Approximately $3.2 million was used to fund working capital needs. Of this amount, approximately $0.1 million was provided by receivables and unbilled/deferred revenue and approximately $3.3 million was used to fund inventory requirements. A portion of this increase is related to the delay in shipments while we upgraded procedures in response to a customer’s request. Approximately $0.1 million was used for a charge to a deferred tax asset related to the cancellation of non-qualified stock options.

In Fiscal 2010, net cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $3.1 million. Approximately $1.1 million was used to fund working capital needs. Of this amount, approximately $0.8 million was used to fund receivables and unbilled/deferred revenue as a result of higher sales and approximately $1.7 million was used to fund inventory requirements. A tax refund net of tax payments provided approximately $0.6 million and increases in accounts payable and accrued expenses provided approximately $0.8 million. Approximately $0.2 million was for a charge to a deferred tax asset related to the cancellation of non-qualified stock options.

In Fiscal 2011 net cash used in investing activities was $957,542 as compared to $1,129,853 in Fiscal 2010. In Fiscal 2011 and Fiscal 2010, investing activities was primarily comprised of capital expenditures.

In Fiscal 2011 net cash provided by financing activities was $1,027,740 as compared to net cash used in financing activities in Fiscal 2010 of $710,523. In Fiscal 2011 we borrowed approximately $2.5 million from our line of credit, repaid term debt of approximately $1.3 million and paid approximately $.3 million for capital lease obligations. In addition, approximately $0.1 million of a deferred tax asset related to the cancellation of non-qualified stock options was charged to additional paid in capital.

In Fiscal 2010, we borrowed approximately $0.7 million from our line of credit, repaid $1.3 million of our term debt and paid approximately $.3 million for capital lease obligations. In addition, approximately $0.2 million of a deferred tax asset related to the cancellation of non-qualified stock options was charged to additional paid in capital.

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

At March 31, 2011 we were in compliance with our bank covenants. Under the terms of the amended term loan and revolving line of credit agreement we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.10, a minimum current ratio of 1.25:1 and minimum tangible net worth of $9.2 million.

The term loan and revolving line of credit are guaranteed by our subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At March 31, 2011 our interest rate was 7.95%. The final payment for the term loan is in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At March 31, 2011 our interest rate was 3.01%. We had approximately $0.8 million available under the line at March 31, 2011.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates of approximately 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $168,733 for capital lease obligations. The remaining interest associated with our capital lease obligations amounts to approximately $5,309 over the lease terms.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

This information is contained on pages F-1 through F-21 hereof.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures—As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, to provide reasonable assurance that material information relating to the Company was made known to our Chief Executive Officer and Chief Financial Officer by others within the Company.

Evaluation of internal control over financial reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control—There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B: Other Information.

None.

PART III

The information to be contained in Items 10-14 herein is incorporated by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2011.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

(1),(2) The consolidated financial statements and required schedules begin on page F-1.

(3) Exhibits.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-16453 (the “Registration Statement”)).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated October 2, 1995 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Company on June 21, 2010).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, dated November 6, 2002 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed by the Company on June 21, 2010).

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2007).

4.1	Specimen certificate for common stock of Micronetics, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).

10.1	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on July 31, 2006).*

10.2	Amended and Restated 401(k) Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005).*

10.3	Commercial Loan Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.4	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 15, 2008).

10.5	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated March 5, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 9, 2009).

10.6	Amendment and Waiver To Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated June 26, 2009. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by the Company on June 29, 2009).

10.7	Mortgage and Security Agreement, by and between, Micronetics, Inc., and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated June 26, 2009. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed by the Company on June 29, 2009).

10.8

Revolving Credit Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.9	Term Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.10	Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.11	Security Agreement (Intellectual Property), dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.12	Stock Pledge and Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.13	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated August 13, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 18, 2010).

10.14	Amended and Restated Revolving Credit Note, dated August 13, 2010 issued by Micronetics, Inc. to RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 18, 2010).

10.15	Employment Agreement between the Company and David Robbins dated July 17, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 18, 2007).*

10.16	Lease by and between Microwave Concepts, Inc. and SAI Property Management LLC, dated October 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 5, 2008.)

10.17	Guaranty by Micronetics, Inc. to SAI Property Management LLC, dated October 17, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 5, 2008.)

10.18	Lease, dated September 4, 2008, by and between Micronetics, Inc. and SBJ Development, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 12, 2008.)

21	List of Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP dated June 6, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONETICS, INC.

Dated: June 6, 2011	By:	/s/ DAVID ROBBINS
David Robbins, Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: June 6, 2011	By:	/s/ CARL LUEDERS
Carl Lueders, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID ROBBINS David Robbins	Chief Executive Officer and Treasurer (Principal Executive Officer)	June 6, 2011

/S/ DAVID SIEGEL David Siegel	Director	June 6, 2011

/S/ DOROTHY ANNE HURD Dorothy Anne Hurd	Director	June 6, 2011

/S/ GERALD HATTORI Gerald Hattori	Director	June 6, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Micronetics, Inc.

We have audited the accompanying consolidated balance sheets of Micronetics, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of March 31, 2011 and 2010 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronetics, Inc. and subsidiaries as of March 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Boston, Massachusetts

June 6, 2011

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$745,116	$482,442
Accounts receivable, net of allowance for doubtful accounts of $511,532 and $570,782 at March 31, 2011 and 2010, respectively	5,706,837	5,691,334
Inventories, net	13,998,539	10,943,968
Unbilled revenue	—	219,958
Deferred tax asset	1,553,887	1,557,093
Prepaid income taxes	406,072	434,379
Prepaid expenses and other current assets	218,984	218,554

Total current assets	22,629,435	19,547,728

Property, plant and equipment, net	4,617,989	4,787,880
Other assets:
Security deposits	97,079	97,079
Other long-term assets	10,304	18,547
Intangible assets, net	1,075,895	1,396,595
Goodwill	1,117,197	1,117,197

Total other assets	2,300,475	2,629,418

TOTAL ASSETS	$29,547,899	$26,965,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,468,733	$1,457,267
Line of credit	6,714,319	4,234,435
Accounts payable	2,088,784	2,179,422
Accrued expenses and other current liabilities	2,718,329	2,732,429
Deferred revenue	30,860	200,000

Total current liabilities	13,021,025	10,803,553
Long-term debt, net of current portion	325,000	1,786,378
Other long-term liability	—	1,740
Deferred tax liability	1,267,681	1,033,531

Total liabilities	14,613,706	13,625,202

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,393,717 issued, 4,556,135 outstanding at March 31, 2011 and 5,391,217 issued, 4,553,635 outstanding at March 31, 2010	53,937	53,912
Additional paid-in capital	12,280,641	12,204,124
Retained earnings	5,580,128	4,062,301

	17,914,706	16,320,337
Treasury stock at cost, 837,582 shares at March 31, 2011 and 2010, respectively	(2,980,513)	(2,980,513)

Total shareholders’ equity	14,934,193	13,339,824

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,547,899	$26,965,026

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2011	2010
Net sales	$35,296,705	$34,867,746
Cost of sales	23,745,100	23,165,053

Gross margin	11,551,605	11,702,693

Operating expenses:
Research and development	1,790,803	1,708,532
Selling, general and administrative	6,899,050	7,250,306
Net loss on disposal of assets	3,560	—
Amortization of intangible assets	320,700	348,093

Total operating expenses	9,014,113	9,306,931

Income from operations	2,537,492	2,395,762
Other income (expense)
Interest income	2,574	233
Interest expense	(365,263)	(523,274)
Change in fair value of interest rate swap	106,085	115,600
Miscellaneous income	18,221	17,951

Total other expense	(238,383)	(389,490)

Income before provision for income taxes	2,299,109	2,006,272
Provision for income taxes	781,282	858,442

Net income	$1,517,827	$1,147,830

Earnings per common share
Basic	$0.33	$0.25

Diluted	$0.33	$0.25

Weighted average common shares outstanding
Basic	4,554,656	4,553,635

Diluted	4,566,389	4,553,851

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares	Stock par value	Additional paid-in capital	Retained earnings	Treasury stock	Total
Balance at March 31, 2009	4,553,635	$53,912	$12,242,320	$2,914,471	$(2,980,513)	$12,230,190
Reduction of deferred tax asset related to cancellation of non-qualified stock options	—	—	(151,886)	—	—	(151,886)
Stock based compensation	—	—	113,690	—	—	113,690
Net income	—	—	—	1,147,830	—	1,147,830

Balance at March 31, 2010	4,553,635	$53,912	$12,204,124	$4,062,301	$(2,980,513)	$13,339,824
Reduction of deferred tax asset related to cancellation of non-qualified stock options	—	—	(116,660)	—	—	(116,660)
Exercise of stock option	2,500	25	5,600	—	—	5,625
Stock based compensation	—	—	187,577	—	—	187,577
Net income	—	—	—	1,517,827	—	1,517,827

Balance at March 31, 2011	4,556,135	$53,937	$12,280,641	$5,580,128	$(2,980,513)	$14,934,193

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$1,517,827	$1,147,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,569,091	1,557,999
Stock-based compensation	187,577	113,690
Change in fair value of interest rate swap	(106,085)	(115,600)
Provision for allowances on accounts receivable	(59,250)	120,983
Provision for inventory obsolescence and losses	298,519	240,992
Deferred taxes related to non-qualified stock options	(116,660)	(151,886)
Net loss on disposal of assets	3,560	—
Deferred taxes	120,696	(112,211)
Changes in operating assets and liabilities:
Accounts receivable	43,747	(863,313)
Unbilled revenue	219,958	(188,038)
Inventories	(3,353,090)	(1,748,750)
Other long term assets	8,243	8,243
Prepaid income taxes	26,566	629,994
Prepaid expenses, other current assets, and other assets	(430)	47,429
Accounts payable	(90,638)	1,108,592
Accrued expenses	91,985	(293,395)
Deferred revenue	(169,140)	200,000

Net cash provided by operating activities	192,476	1,702,559

Cash flows from investing activities:
Capital expenditures	(967,542)	(1,129,853)
Proceeds from sale of assets	10,000	—

Net cash used in investing activities	(957,542)	(1,129,853)

Cash flows from financing activities:
Net proceeds from line of credit	2,479,884	731,815
Repayments on term loan	(1,300,000)	(1,300,000)
Repayments of capital leases	(274,429)	(294,224)
Additional paid in capital charge related to cancellation of non-qualified stock options	116,660	151,886
Proceeds from exercise of stock options	5,625	—

Net cash provided by (used in) financing activities	1,027,740	(710,523)

Net change in cash and cash equivalents	262,674	(137,817)
Cash and cash equivalents at beginning of period	482,442	620,259

Cash and cash equivalents at end of period	$745,116	$482,442

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$398,250	$492,368

Income taxes	$634,020	$340,660

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$124,518	$164,404

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

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

The Company occasionally enters into contracts for production of highly customized microwave and radio frequency components and integrated sub-assemblies for which it records revenue based on the percentage of completion method (assuming all other requirements for revenue recognition have been satisfied) typically using labor hours to measure progress toward completion of the contract as the Company has determined this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. We currently have no contracts that require the percentage of completion method for revenue recognition.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

Cash and cash equivalents—The Company considers certificates of deposit, money market funds, and highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of March 31, 2011, substantially all the Company’s cash and cash equivalents consisted of money market investments which the Company believes are subject to minimal credit and market risks.

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, interest rate swap and accounts receivable. The Company may invest in high-quality money market funds that invest in securities of the U.S. government, and other high-quality corporate issues. Accounts receivable are generally unsecured and are derived from the Company’s customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company has one customer that accounts for 25% of its accounts receivable at March 31, 2011. The Company believes there is minimal risk associated with this receivable and its terms are comparable to other customers.

Fair value of financial instruments—The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses approximate fair value because of the relatively short maturity of these instruments. The interest rate swap is at fair value and is arrived at by discounting the present value of the difference between the contractual swap rate and the current market swap rates on March 31, 2011, utilizing the notional amounts and the remaining terms of the swap agreement. The fair value of the swap was recorded as a liability in the amount of $58,965 and $165,050, at March 31, 2011 and March 31, 2010, respectively. The fair value of the Company’s long-term debt approximates fair value as it bears interest at variable market rates.

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

Inventories —Inventories are valued at the lower of cost or market (net realizable value), determined using the first-in, first-out method. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company’s products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Inventories that are in excess of future requirements are written down to their estimated value based upon projected demand. Although management makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in our inventories and operating results could be affected accordingly.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

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

At March 31, 2011 and 2010 we performed our goodwill impairment assessment for the $1.1 million of goodwill and determined that the carrying value did not exceed its fair value.

Intangible assets consist of certain identifiable assets resulting from business combinations, including intellectual property, customer relationships and tradename. These assets are being amortized over their estimated useful lives.

At March 31, 2011 and 2010 we determined that no new triggering events had occurred warranting an impairment assessment of our intangible assets.

Research and development—Research and development costs are charged to expense when incurred. Amounts expended for the years ended March 31, 2011 and 2010 were $1,790,803 and $1,708,532, respectively. R&D expenses consist of salaries, materials and third party costs.

Advertising costs—Advertising costs are expensed as incurred and are reported as a component of “Selling, general and administrative” expenses in the Company’s consolidated statements of operation. Advertising expense was $46,818 in Fiscal 2011 and $55,039 in Fiscal 2010.

Income taxes—The Company calculates its provision for federal and state income taxes based on current tax law and recognizes income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company established a valuation allowance of $103,230 at March 31, 2011 for the deferred tax asset relating to state net operating losses due to the uncertainty of future utilization. There were no valuation allowances at March 31, 2010.

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

MARCH 31, 2011 AND 2010

Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are excluded from the basic earnings per share calculation and included in the diluted earnings per share calculation.

Stock-based compensation—The Company measures compensation cost for stock-based compensation at fair value The Company uses the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimates of the length of time employees will retain their vested stock options before exercising them, expected term, the volatility of our common stock price over the expected term, risk free interest rate and the number of options that will not vest. Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. For all awards the Company has recognized compensation expense using the straight-line amortization method over the vesting period of the awards and this estimated expense for Fiscal 2011 and 2010 has been reduced for estimated forfeitures.

Subsequent events—The Company evaluated its March 31, 2011 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Recently issued accounting pronouncements— In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

2. INTANGIBLE ASSETS AND GOODWILL

The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table presents details of the Company’s finite-lived intangible assets as of March 31, 2011 and March 31, 2010 (in thousands):

	Useful Life (years)	March 31, 2011			March 31, 2010
Intangible Assets		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$2,134	$822	$2,956	$1,931	$1,025
Trade name	10	260	99	161	260	73	187
Developed technology-drawings	5	513	420	93	513	328	185

Total intangibles		$3,729	$2,653	$1,076	$3,729	$2,332	$1,397

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
2012	$314
2013	163
2014	144
2015	144
2016	144
Thereafter	167

Total	$1,076

Goodwill
Balance as of March 31, 2011	$9,082,113
Accumulated impairment charges	(7,964,916)

$1,117,197

There were no changes to goodwill in Fiscal 2011.

The $1.1 million of goodwill is deductible for income tax purposes at March 31, 2011 and March 31, 2010.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

3. ACCOUNTS RECEIVABLE, NET

At March 31, 2011 and 2010 accounts receivable, net of allowances consisted of the following:

	2011	2010
Accounts receivable	$6,218,369	$6,262,116
Less allowances	(511,532)	(570,782)

	$5,706,837	$5,691,334

The activity related to the Company’s allowances for doubtful accounts on accounts receivable for Fiscal 2011 and Fiscal 2010 is as follows:

	2011	2010
Balance at beginning of period	$570,782	$449,799
Charges (credits)	(59,250)	120,983

Balance at end of period	$511,532	$570,782

4. INVENTORIES, NET

At March 31, 2011 and 2010 inventories consisted of the following:

	2011	2010
Raw materials	$7,730,924	$7,170,056
Work in process	6,319,860	3,941,829
Finished goods	1,445,941	1,368,591

	15,496,725	12,480,476
Less: allowance for obsolescence	(1,498,186)	(1,536,508)

	$13,998,539	$10,943,968

5. PROPERTY, PLANT AND EQUIPMENT

At March 31, 2011 and 2010, property, plant and equipment consisted of the following:

	2011	2010
Land	$162,000	$162,000
Buildings and leasehold improvements	2,072,655	2,170,278
Machinery and equipment	11,865,186	10,833,486
Furniture and fixtures, and other	213,511	244,171

	14,313,352	13,409,935
Less accumulated depreciation	(9,695,363)	(8,622,055)

	$4,617,989	$4,787,880

Assets held under capital leases are classified as property, plant and equipment and amortized over their useful lives. Lease amortization is included in depreciation expense.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

6. ACCRUED EXPENSES

At March 31, 2011 and 2010 accrued expenses consisted of the following:

	2011	2010
Unbilled payables	$1,105,306	$837,603
Professional fees	—	15,750
Payroll, benefits and related taxes	1,142,503	1,142,532
Warranty	255,538	211,240
Commissions	115,659	185,967
Customer deposits	9,215	71,348
Unrealized loss on interest rate swap	58,965	165,050
Miscellaneous	31,143	102,939

	$2,718,329	$2,732,429

Included in accrued payroll are bonuses of $500,000 and $600,000 for Fiscal 2011 and Fiscal 2010, respectively.

7. ACCRUED WARRANTY

The Company provides one-year warranties on all of its products covering both parts and labor. Micronetics, at its option, repairs or replaces products that are defective during the warranty period if the proper preventative maintenance procedures have been followed by the customer.

Product warranty activity in Fiscal 2011 and Fiscal 2010 are as follows:

	2011	2010
Balance at beginning of period	$211,240	$136,763
Accruals for warranties	278,083	266,799
Charges to accrual for warranty costs	(233,785)	(192,322)

Balance at end of period	$255,538	$211,240

8. LONG-TERM DEBT AND LINE OF CREDIT

At March 31, 2011 and 2010 long-term debt consisted of the following:

	2011	2010
Term loan	$1,625,000	$2,925,000
Capital leases	168,733	318,645

Total	1,793,733	3,243,645
Less current portion	1,468,733	1,457,267

Long-term debt net of current portion	$325,000	$1,786,378

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In the third quarter of Fiscal 2009, the revolving line of credit was extended by two years.

On August 13, 2010 the Company entered into an amended term loan and revolving line of credit agreement under which the revolving line of credit was increased to $7.5 million and extended by one additional year and now expires on March 31, 2013. The outstanding balance on the line of credit at March 31, 2011 was $6,714,319. The term loan and the line of credit are guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At March 31, 2011, the interest rate was 7.95%. The final payment for the term loan is in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At March 31, 2011, the interest rate was 3.01%. The Company had approximately $786,000 available under the line at March 31, 2011.

In April 2007, the Company entered into an interest rate swap agreement with an original notional amount of $6.5 million in April 2007 to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in fair value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses included in earnings. The notional amount of this swap agreement was $1,625,000 at March 31, 2011.

The Company was in compliance with its bank covenants at March 31, 2011. Under the terms of the amended term loan and the revolving line of credit agreement, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.1:1 and minimum tangible net worth of $9.2 million.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates that approximates 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $168,733 for capital lease obligations. There are no capital lease obligations included in long-term debt net of current portion. The remaining interest associated with the Company’s capital lease obligations amounts to approximately $5,309 over the lease terms.

Aggregate annual maturities of long-term debt are as follows:

Fiscal year ending March 31,	Capital Lease Obligation	Term Note	Total
2012	$168,733	$1,300,000	$1,468,733
2013	—	325,000	325,000
Thereafter	—	—	—

	$168,733	$1,625,000	$1,793,733

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

9. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

At March 31, 2011, the Company had one stock option plan under which grants were outstanding, the 2006 Equity Incentive Plan.

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

The 2006 Equity Incentive Plan

During 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or options to purchase up to 1,000,000 shares of common stock. As of March 31, 2011 there were 293,000 options outstanding under the 2006 Plan.

The 2006 Plan is administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 2006 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 2006 Plan may not be less than the fair market value of the shares of common stock on the date of grant, and may not be granted more than ten years from the date of its adoption or exercised more than ten years from the date of grant.

The following table sets forth the Company’s stock option activity during the year ended March 31, 2011:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Aggregate Intrinsic value
Outstanding at March 31, 2010	511,100	$6.79
Granted	42,500	4.11
Exercised	(2,500)	2.25
Expired	(244,350)	8.11
Forfeited	(13,750)	4.66

Outstanding at March 31, 2011	293,000	$5.43	7.74	$84,025

Exercisable at March 31, 2011	139,125	$6.80	6.74	$21,306

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2011:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2010	191,750	$2.95
Granted	42,500	2.61
Forfeited	(13,750)	2.67
Vested	(66,625)	3.39

Non-vested as of March 31, 2011	153,875	$2.70

The following table summarizes information about stock options outstanding at March 31, 2011:

Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price of options outstanding	Options exercisable	Weighted average exercise price of options exercisable
$ 1.72 – $ 3.44	66,500	8.24 yrs	$2.92	16,625	$2.92
$ 3.44 – $ 5.17	100,500	9.34 yrs	$4.05	18,250	$4.00
$ 5.17 – $ 8.61	126,000	6.19 yrs	$7.86	104,250	$7.90

	293,000	7.74 yrs	$5.43	139,125	$6.80

Total stock-based compensation reported in the consolidated statements of operations for Fiscal 2011 and Fiscal 2010 was classified as follows:

	2011	2010
Cost of sales	$50,292	$43,883
Selling, general and administrative	137,285	69,807

Stock-based compensation	$187,577	$113,690

Unrecognized stock-based compensation expense, net of estimated forfeitures, related to the unvested options is approximately $0.3 million, and will be recorded over the remaining service period of 2.72 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

During the fiscal year ended March 31, 2011, the Company used the Black-Scholes option-pricing model to value option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

For Fiscal 2011 and Fiscal 2010 the expected term was calculated based upon the simplified method as the Company issued options with a longer contractual term beginning in Fiscal 2007 and does not have a sufficient history of exercises under these terms.

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

The fair value of options issued during Fiscal years 2011 and 2010 were estimated at the date of grant with the following weighted-average assumptions:

	2011	2010
Risk Free Interest Rate	2.40%	2.49 – 3.01%
Expected Life	6.25 years	6.25 years
Expected Volatility	68%	69 – 70%
Expected Dividend Yield	0%	0%

The per share weighted average fair value of stock options granted in fiscal 2011 and 2010 was $2.61 and $2.20, respectively.

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

11. INCOME TAXES

The following sets forth the provision for income taxes for fiscal 2011 and 2010:

	2011	2010
Current:
Federal	$521,773	$679,619
State	138,826	291,037
Deferred:
Federal	101,023	(71,905)
State	19,660	(40,309)

Provision for income tax	$781,282	$858,442

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

The Company and its subsidiaries file a consolidated federal income tax return. Tax benefits from the early disposition of stock by optionees under incentive stock options and from exercises of non-qualified options are credited to additional paid-in capital, to the extent that the tax deduction exceeds stock compensation recorded for book purposes. Tax deficiencies related to the cancellation of non-qualified stock options is charged to additional paid in capital to the extent there are amounts available to absorb such tax deficiencies.

For fiscal 2011 and 2010 the difference between the income tax provision computed at the Federal statutory rate of 34% and the actual tax provision is accounted for as follows:

	2011	2010
Taxes computed at the federal statutory rate	$781,696	$682,133
State income taxes (net of federal benefit)	1,370	165,481
Valuation allowance	103,230	—
Effect of permanent differences	7,494	83,427
Research and development tax credits	(110,768)	(68,139)
Settlements/reductions in uncertain tax positions	(1,740)	(4,460)

Income tax provision	$781,282	$858,442

At March 31, 2011 and 2010 deferred tax assets (liabilities) are comprised of:

	2011	2010
Net current deferred tax asset:
Accrued expenses	$371,368	$418,279
Inventory reserve	651,786	668,144
Bad debt reserve	208,830	233,005
Warranty reserve	104,322	86,233
UNICAP	229,151	161,944
Prepaid expenses	(11,570)	(10,512)

	$1,553,887	$1,557,093

Net long term deferred tax liability:
Stock compensation	$96,012	$192,690
State operating loss carryforward	127,310	135,074
State credits	3,541	1,538
Intangible amortization	(143,705)	(94,106)
Depreciation	(894,711)	(680,282)
Purchase price adjustment	(352,898)	(480,633)
Section 481(a) adjustment	—	(107,812)

	(1,164,451)	(1,033,531)
Valuation allowance	(103,230)	—

	$(1,267,681)	$(1,033,531)

As of March 31, 2011, the Company has state net operating loss carryforwards of approximately $1,512,000 of which $967,000 will expire in 2016, $121,000 in 2029 and $424,000 in 2030. A valuation allowance of $103,230 has been provided for a substantial amount of the deferred tax asset relating to state net operating losses due to the uncertainty of future utilization. The Company’s effective tax rate was 34.0% and 42.8% for the year ended March 31, 2011 and 2010, respectively.

The amount of uncertain tax benefits as of March 31, 2010 of $1,740 was recognized in Fiscal 2011 due to statute of limitations expiring.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

The change in uncertain tax benefits for fiscal 2011 and 2010 is as follows:

	2011	2010
Balance at beginning of period	$1,740	$6,200
Changes in tax positions related to prior years:	—	—
Changes in tax positions related to the current year	—	205
Settlements	—	—
Reductions for expiration of statute of limitations	(1,740)	(4,665)

Balance at end of period	$—	$1,740

As of March 31, 2011, the Company is subject to tax in the U.S. and various state jurisdictions. The Company is open to examination for tax years March 31, 2008 through 2011.

The Company finalized an IRS audit for its Fiscal 2008 tax returns with no findings.

The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any. There were no interest and penalties accrued for the year ended March 31, 2011 due to the uncertain tax benefit being recognized during the year.

12. EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed based on the net income or loss for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted earnings per share at March 31, 2011 and 2010 are as follows:

	2011	2010
Net income	$1,517,827	$1,147,830
Weighted average shares outstanding:	4,554,656	4,553,635
Basic earnings per share	$0.33	$0.25
Common stock equivalents	11,733	—
Weighted average common and common equivalent shares outstanding	4,566,389	4,553,851
Diluted earnings per share	$0.33	$0.25

At March 31, 2011 and 2010, 126,000 and 376,600 stock options, respectively, were excluded from the diluted earnings per share calculation because they would have been anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for manufacturing facilities and equipment, which expire through January 2014. The Company has options to extend leases in its leased facilities. The Company pays building operating costs in its leased facilities.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

The aggregate future minimum lease payments, are as follows:

Fiscal Year Ending March 31,
2012	$625,799
2013	602,149
2014	422,477

$1,650,425

Rental expense for the years ended March 31, 2011 and 2010 was $766,134 and $889,613, respectively.

14. FAIR VALUE MEASUREMENTS

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of March 31, 2011 and 2010.

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2011
Assets:
Money market fund (included in cash and cash equivalents)	—	$740,000	—	$740,000

Total assets at fair value	—	$740,000	—	$740,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$59,000	—	$59,000

Total liabilities at fair value	—	$59,000	—	$59,000

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2010
Assets:
Money market fund (included in cash and cash equivalents)	—	$419,000	—	$419,000

Total assets at fair value	—	$419,000	—	$419,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$165,000	—	$165,000

Total liabilities at fair value	—	$165,000	—	$165,000

The following provides a summary of the change in fair value for the interest rate swap as of March 31, 2011:

Balance at March 31, 2010	$165,000
Unrealized gain	(106,000)

Balance at March 31, 2011	$59,000

The fair value of the money market fund was determined based on pricing provided by a large investment bank. Since the valuation was not observable, the Company has classified these as level 2 securities. There has been no change in the per share fair value of the money market fund since March 31, 2011. The fair value of the interest rate swap was determined by using a market driven valuation model using the LIBOR rate forecast applied to common intervals for the remaining term of the interest rate swap.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

15. RELATED PARTY TRANSACTION

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

16. MAJOR CUSTOMERS

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. The top three customers accounted for 22%, 11% and 5% of the Company’s consolidated sales in fiscal 2011. For fiscal 2010, the top three customers accounted for 25%, 7% and 5% of the Company’s consolidated sales. The top customer also accounts for 25% of the Company’s accounts receivable at March 31, 2011 and 37% of the account receivable at March 31, 2010.

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

Exports accounted for 15% and 11% of the Company’s sales in the years ended March 31, 2011 and 2010, respectively. Sales representing shipments by geographical area of customers are shown below (in thousands):

	March 31,
	2011	2010
United States and Canada	$30,467	$31,387
Europe	4,290	3,043
Asia	472	410
Central and South America/Other	68	28

	$35,297	$34,868

18. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code under which it provides matching contributions of 50% up to 6% of the participant’s annual salary.

Company contributions to the plan for fiscal 2011 and 2010 were $199,756 and $167,894, respectively.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011 AND 2010

20. Unaudited Quarterly Financial Information (amounts in thousands, except per share amounts)

FISCAL 2011	Q1 FY11	Q2 FY11	Q3 FY11	Q4 FY11
Net sales	$9,367	$8,984	$7,601	$9,345
Gross profit	$3,399	$3,076	$2,336	$2,741
Gross profit %	36%	34%	31%	29%
Net income	$500	$473	$101	$444
Earnings per common share
—Basic	$0.11	$0.10	$0.02	$0.10
Basic weighted average shares	4,554	4,554	4,555	4,556
Earnings per common share
—Diluted	$0.11	$0.10	$0.02	$0.10
Diluted weighted average shares	4,562	4,565	4,568	4,565

FISCAL 2010	Q1 FY10	Q2 FY10	Q3 FY10	Q4 FY10
Net sales	$7,913	$8,820	$9,009	$9,126
Gross profit	$2,476	$2,882	$3,307	$3,038
Gross profit %	31%	33%	37%	33%
Net (loss) income	$(12)	$186	$504	$470
Earnings per common share
—Basic	$0.00	$0.04	$0.11	$0.10
Basic weighted average shares	4,554	4,554	4,554	4,554
Earnings per common share
—Diluted	$0.00	$0.04	$0.11	$0.10
Diluted weighted average shares	4,554	4,554	4,554	4,557