Form 10-Q
period 2011-07-02
MICRONETICS INC
filed 2011-08-05
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

As of August 4, 2011, the issuer had 4,561,135 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 2, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$964,149	$745,116
Accounts receivable, net of allowance for doubtful accounts of $488,249 and $511,532 at July 2, 2011 and March 31, 2011, respectively	5,162,939	5,706,837
Inventories, net	15,579,296	13,998,539
Deferred tax asset	1,553,887	1,553,887
Prepaid income taxes	133,623	406,072
Prepaid expenses and other current assets	234,169	218,984

Total current assets	23,628,063	22,629,435

Property, plant and equipment, net	4,550,198	4,617,989
Other assets:
Security deposits	97,079	97,079
Other long term assets	8,243	10,304
Intangible assets, net	997,384	1,075,895
Goodwill	1,117,197	1,117,197

Total other assets	2,219,903	2,300,475

TOTAL ASSETS	$30,398,164	$29,547,899

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,088,645	$1,468,733
Line of credit	7,030,645	6,714,319
Accounts payable	1,387,713	2,088,784
Accrued expenses and other current liabilities	3,783,951	2,718,329
Deferred revenue	286,303	30,860

Total current liabilities	13,577,257	13,021,025
Long-term debt, net of current portion	—	325,000
Deferred tax liability	1,267,681	1,267,681

Total liabilities	14,844,938	14,613,706

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,398,717 issued, 4,561,135 outstanding at July 2, 2011 and 5,393,717 issued, 4,556,135 outstanding at March 31, 2011	53,987	53,937
Additional paid-in capital	12,335,252	12,280,641
Retained earnings	6,144,500	5,580,128

	18,533,739	17,914,706
Treasury stock at cost, 837,582 shares at July 2, 2011 and March 31, 2011	(2,980,513)	(2,980,513)

Total shareholders’ equity	15,553,226	14,934,193

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,398,164	$29,547,899

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	July 2, 2011	June 26, 2010
Net sales	$10,039,293	$9,366,694
Cost of sales	6,859,064	5,967,373

Gross margin	3,180,229	3,399,321

Operating expenses:
Research and development	413,695	487,011
Selling, general and administrative	1,756,996	1,885,156
Amortization of intangible assets	78,511	87,024

Total operating expenses	2,249,202	2,459,191

Income from operations	931,027	940,130

Other income (expense):
Interest income	1,380	29
Interest expense	(81,610)	(105,536)
Change in fair value of interest rate swap	34,597	31,540
Miscellaneous income	3,149	3,519

Total other expense	(42,484)	(70,448)

Income before provision for income taxes	888,543	869,682
Provision for income taxes	324,171	369,832

Net income	$564,372	$499,850

Earnings per common share
Basic	$0.12	$0.11

Diluted	$0.12	$0.11

Weighted average common shares outstanding
Basic	4,558,447	4,553,635
Diluted	4,566,378	4,561,886

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares Outstanding	Par Value
Balance at March 31, 2011	4,556,135	$53,937	$12,280,641	$5,580,128	$(2,980,513)	$14,934,193
Stock-based compensation	—	—	43,411	—	—	43,411
Exercise of stock option	5,000	50	11,200	—	—	11,250
Net income	—	—	—	564,372	—	564,372

Balance at July 2, 2011	4,561,135	$53,987	$12,335,252	$6,144,500	$(2,980,513)	$15,553,226

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended,
	July 2, 2011	June 26, 2010
Cash flow from operating activities:
Net income	$564,372	$499,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384,063	404,573
Stock-based compensation	43,411	55,845
Change in fair value of interest rate swap	(34,597)	(31,540)
Provision (credit) for allowances on accounts receivable	(23,283)	44,341
Provision for inventory obsolescence and losses	66,530	69,249
Deferred taxes related to non-qualified stock options	—	(91,016)
Changes in operating assets and liabilities:
Accounts receivable	567,180	497,333
Unbilled revenue	—	99,124
Inventories	(1,647,287)	(642,390)
Other long term assets	2,061	2,061
Prepaid income taxes	272,449	369,833
Prepaid expenses, other current assets, and other assets	(15,186)	(104,984)
Accounts payable	(701,067)	(361,729)
Accrued expenses	1,100,219	458,690
Deferred revenue	255,442	(200,000)

Net cash provided by operating activities	834,307	1,069,240

Cash flows from investing activities:
Capital expenditures	(237,761)	(205,495)

Net cash used in investing activities	(237,761)	(205,495)

Cash flows from financing activities:
Net proceeds (payments) from line of credit	316,326	(295,259)
Repayments on term loan	(650,000)	(325,000)
Repayments of capital leases	(55,089)	(45,047)
Proceeds from exercise of stock options	11,250	—
Additional paid-in capital charge related to cancellation of non-qualified stock options	—	91,016

Net cash provided by (used in) financing activities	(377,513)	(574,290)

Net change in cash and cash equivalents	219,033	289,455
Cash and cash equivalents at beginning of period	745,116	482,442

Cash and cash equivalents at end of period	$964,149	$771,897

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$109,558	$98,680

Income taxes	$55,000	$—

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$—	$124,518

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2011. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of July 2, 2011 and the results of operations for the thirteen weeks ended July 2, 2011 and June 26, 2010.

The Company reports its fiscal quarters for the 13-week period ending on the Saturday nearest June 30, September 30 and December 31. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The first quarter of Fiscal 2012 has 91 days versus 87 days in the first quarter of Fiscal 2011. The Company’s current fiscal year end is March 31, 2012.

The Company evaluated its July 2, 2011 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in its financial statements.

The results of operations for the thirteen weeks ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

Revenue recognition—The Company generates revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. The Company’s products are primarily hardware components and to a lesser extent integrated assembly which includes microwave hardware and embedded software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

The Company occasionally enters into contracts for production of customized microwave and radio frequency components and integrated sub-assemblies for which it records revenue based on the percentage of completion method (assuming all other requirements for revenue recognition have been satisfied) typically using labor hours to measure progress toward completion of the contract as the Company has determined this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. We currently have no such contracts in process that require the percentage of completion method for revenue recognition.

Deferred revenue represents billings in excess of revenue recognized and unbilled revenue represents revenue recognized in excess of billings.

The Company sells its products using a direct sales force and sales representatives. The Company’s standard terms of sale do not include product return rights or price protection. The estimated cost of product warranties are accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics typically offers a one-year warranty.

Recently enacted accounting pronouncements— In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU became effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU became effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Adoption of this guidance did not have a material impact on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 were adopted in the same period and use the same transition disclosures.

Recently issued accounting pronouncements— In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the impact of this new ASU on our consolidated financial statements.

3. INVENTORIES

At July 2, 2011 and March 31, 2011, inventories consisted of the following:

	July 2, 2011	March 31, 2011
Raw materials	$8,949,143	$7,730,924
Work in process	6,806,779	6,319,860
Finished goods	1,388,090	1,445,941

	17,144,012	15,496,725
Less: allowance for obsolescence	(1,564,716)	(1,498,186)

	$15,579,296	$13,998,539

4. PROPERTY, PLANT AND EQUIPMENT

At July 2, 2011 and March 31, 2011, property, plant and equipment consisted of the following:

	July 2, 2011	March 31, 2011
Land	$162,000	$162,000
Buildings and leasehold improvements	2,096,161	2,072,655
Machinery and equipment	12,079,442	11,865,186
Furniture, fixtures and other	213,511	213,511

	14,551,114	14,313,352
Less: accumulated depreciation	(10,000,916)	(9,695,363)

	$4,550,198	$4,617,989

5. INTANGIBLE ASSETS AND GOODWILL

The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No triggering events requiring an interim impairment test occurred in the thirteen week period ended July 2, 2011.

The following table presents details of the Company’s finite-lived intangible assets as of July 2, 2011 and March 31, 2011 (in thousands):

	Useful Life (years)	July 2, 2011			March 31, 2011
Intangible Assets		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$2,185	$771	$2,956	$2,134	$822
Trade name	10	260	106	154	260	99	161
Developed technology-drawings	3-5	513	441	72	513	420	93

		$3,729	$2,732	$997	$3,729	$2,653	$1,076

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)
2012 (remainder of year)	235
2013	163
2014	144
2015	144
2016	144
Thereafter	167

Total	$997

6. ACCRUED EXPENSES

At July 2, 2011 and March 31, 2011, accrued expenses consisted of the following:

	July 2, 2011	March 31, 2011
Unbilled payables	$1,638,120	$1,105,306
Payroll, benefits and related taxes	1,750,589	1,142,503
Warranty	223,467	255,538
Commissions	133,419	115,659
Customer deposits	9,215	9,215
Unrealized loss on interest rate swap	24,368	58,965
Miscellaneous	4,773	31,143

	$3,783,951	$2,718,329

Included in accrued payroll are bonuses of $703,168 and $500,000 at July 2, 2011 and March 31, 2011, respectively.

7. DEBT

At July 2, 2011 and March 31, 2011 long-term debt consisted of the following:

	July 2, 2011	March 31, 2011
Term loan	975,000	1,625,000
Capital leases	113,645	168,733

	1,088,645	1,793,733
Less current portion	(1,088,645)	(1,468,733)

Long-term debt, net of current portion	$—	$325,000

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consists of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In the third quarter of fiscal 2009, the revolving line of credit was extended by two years.

On August 13, 2010 the Company entered into an amended term loan and revolving line of credit agreement under which the revolving line of credit was increased to $7.5 million and extended by one additional year and now expires on March 31, 2013. The term loan is guaranteed by the Company and its subsidiaries and is secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At July 2, 2011, the interest rate was 8.2%. The final payment for the term loan is due in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At July 2, 2011, the interest rate was 3.19%. The Company had approximately $.4 million available under the line of credit at July 2, 2011.

In April 2007, the Company entered into an interest rate swap agreement with an initial notional amount of $6.5 million to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in fair value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses included in earnings. The notional amount of this swap agreement was $975,000 at July 2, 2011.

The Company was in compliance with its bank covenants at July 2, 2011. Under the terms of the amended term loan and the revolving line of credit agreement, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1, a minimum current ratio of 1.25:1 and minimum tangible net worth of $9.2 million.

Capital Leases

Commercial capital leases payable are reflected at their present value based upon interest of approximately 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $113,645 for capital lease obligations. The remaining interest associated with the Company’s capital lease obligations amounts to approximately $2,913 over the lease terms.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

During fiscal 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or stock options to purchase up to 1,000,000 shares of common stock. As of July 2, 2011 there were 305,000 options outstanding under the 2006 Plan.

The 2006 Plan is administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 2006 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 2006 Plan may not be less than the fair market value of the Company’s common stock on the date of grant, and may not be granted more than ten years from the date of adoption of the plan or exercised more than ten years from the date of grant.

The following table sets forth the Company’s stock option activity during the thirteen weeks ended July 2, 2011:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	293,000	$5.43		$84,025
Granted	20,000	4.17		—
Exercised	(5,000)	2.25		—
Expired	—	—		—
Forfeited	(3,000)	3.70		—

Outstanding at July 2, 2011	305,000	$5.42	7.63	$238,120

Exercisable at July 2, 2011	154,000	$6.65	6.57	$69,185

The following table sets forth the status of the Company’s non-vested stock options as of July 2, 2011:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2011	153,875	$2.70
Granted	20,000	2.64
Forfeited	(2,250)	2.42
Vested	(20,625)	2.77

Non-vested as of July 2, 2011	151,000	$2.68

The following table summarizes the effects of stock-based compensation for the thirteen weeks ended July 2, 2011 and June 26, 2010:

	Thirteen Weeks Ended
	July 2, 2011	June 26, 2010
Cost of sales	$9,869	$12,467
Selling, general and administrative	33,542	43,378

Stock-based compensation effect on income before taxes	$43,411	$55,845

Unrecognized stock-based compensation expense related to the unvested options is approximately $0.3 million, and will be recorded over the remaining vesting period of 3.2 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

There were 20,000 options granted during the thirteen weeks ended July 2, 2011 and no options granted during the thirteen weeks ended June 26, 2010. The fair value of options issued was estimated at the date of grant using the following weighted-average assumptions for the thirteen weeks ended July 2, 2011 were as follows:

Risk free interest rate	2.05 – 2.52%
Expected life	6.25 years
Expected volatility	67.95 – 68.11%
Forfeiture rate	2.92%
Expected dividend yield	0%

The per share fair value of stock options granted for the thirteen weeks ended July 2, 2011 was $2.64.

9. INCOME TAXES

The Company’s effective tax rate was 36.5% for the thirteen weeks ended July 2, 2011 and 42.5% for the thirteen weeks ended June 26, 2010. The decrease in the effective tax rate relates primarily to additional benefits for domestic production activities tax deduction and R&D tax credits.

As of April 1, 2010, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is open to examination for tax years March 31, 2008 through 2011.

As of July 2, 2011, there are no uncertain tax benefits recognized. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax position as a component of income tax expense, if any.

10. EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended July 2, 2011 and June 26, 2010 are:

	Thirteen Weeks Ended
	July 2, 2011	June 26, 2010
Net income	$564,372	$499,850
Weighted average shares outstanding	4,558,447	4,553,635
Basic earnings per share	$0.12	$0.11
Common stock equivalents	7,931	8,251
Weighted average common and common equivalent shares outstanding	4,566,378	4,561,886
Diluted earnings per share	$0.12	$0.11

At July 2, 2011 and June 26, 2010, 126,000 and 149,000 stock options, respectively, were excluded from the diluted earnings per share calculation because the effect would have been anti-dilutive.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of July 2, 2011 and March 31, 2011.

	Fair Value Measurements at July 2, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of July 2, 2011
Assets:
Money market fund (included in cash and cash equivalents)	—	$959,000	—	$959,000

Total assets at fair value	—	$959,000	—	$959,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$24,400	—	$24,400

Total liabilities at fair value	—	$24,400	—	$24,400

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2011
Assets:
Money market fund (included in cash and cash equivalents)	—	$740,000	—	$740,000

Total assets at fair value	—	$740,000	—	$740,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$59,000	—	$59,000

Total liabilities at fair value	—	$59,000	—	$59,000

The following provides a summary of the change in fair value for the interest rate swap for the thirty-nine weeks ended July 2, 2011:

Balance at March 31, 2011	$59,000
Change in fair value	(34,600)

Balance at July 2, 2011	$24,400

The fair value of the money market fund was determined based on pricing provided by a large investment bank. Since the valuation was not observable, the Company has classified these as level 2 securities. There has been no change in the fair value of the money market fund since July 2, 2011. The fair value of the interest rate swap was determined by using a market driven valuation model using the LIBOR rate forecast applied to common intervals for the remaining term of the interest rate swap.

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

13. MAJOR CUSTOMER

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronics marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. One customer, ITT Electronic Warfare Systems, accounted for 33% of the Company’s consolidated sales for the thirteen weeks ended July 2, 2011 and 31% for the thirteen weeks ended June 26, 2010. This same customer accounted for 29% of the Company’s accounts receivable at July 2, 2011 and 35% of the Company’s accounts receivable at March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in this report contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate and are merely our current predictions of future events. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described here, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, and in the other documents that we file with the Securities and Exchange Commission. We assume no obligation to update our forward-looking statements to reflect new information or developments.

An investment in our common stock involves a high degree of risk. We urge readers to review carefully the risk factors described herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

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

There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

We sell our products primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronics marketplace. Many of our customers are prime contractors for defense applications and/or Fortune 500 companies with world-wide operations.

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

Results of Operations

Thirteen Weeks Ended July 2, 2011 compared to June 26, 2010

Net sales

Net sales for the thirteen weeks ended July 2, 2011 (“Q1 FY 12”) were $10,039,293, an increase of $672,599, or 7% as compared to $9,366,694 for the thirteen weeks ended June 26, 2010 (“Q1 FY 11”). The increase in sales was due primarily to an increase in component sales for defense applications.

Gross margin

Gross margin for Q1 FY 12 was approximately 32% as compared to 36% for Q1 FY 11. The decrease in gross margin was a result of increases in our manufacturing cost base to support converting our current backlog into sales combined with start-up costs incurred during Q1 FY12 associated with new contract shipments. Our gross margin for Q1 FY 12 of approximately 32% represents an improvement of approximately 3% as compared to the fourth quarter of fiscal year 2011 in which gross margin was approximately 29%.

Research and development

Research and development expense for Q1 FY 12 was $413,695 as compared to $487,011 for Q1 FY 11, a decrease of $73,316 or 15%. The decrease was due to lower spending on new applications for commercial components. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for Q1 FY 12 was $1,756,996 as compared to $1,885,156 for Q1 FY 11, representing a decrease of $128,160 or 7%. Approximately $66,000 of the decrease was due to lower bad debt expense associated with strong collections. All other expenses decreased by approximately $62,000.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to previous acquisitions was $78,511 in Q1 FY 12 as compared to $87,024 in Q1 FY 11. The decrease of $8,513 was due to completing amortization of certain intangible assets.

Interest expense

Interest expense for Q1 FY 12 was $81,610 as compared to $105,536 for Q1 FY 11, a decrease of $23,926 or 23%. The decrease was primarily due to lower average interest rates offset to some degree by higher average debt in Q1 FY 12 as compared to Q1 FY 11.

Interest rate swap

A positive change in fair value of $34,597 was recorded for Q1 FY 12 as compared to positive change in fair value of $31,540 recorded in Q1 FY 11 on the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate for Q1 FY 12 was 36.5% as compared to 42.5% for Q1 FY 11. The decrease in the effective tax rate relates primarily to additional benefits for domestic production activities tax deduction and R&D tax credits.

Backlog

Our backlog is approximately $31 million as of July 2, 2011 and June 26, 2010.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents were $964,149 and $745,116, respectively, at July 2, 2011 and March 31, 2011. Working capital defined as accounts receivable, unbilled revenue, inventory, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue was $15,518,439 and $15,086,387 at July 2, 2011 and March 31, 2011, respectively. Borrowings under our revolving line of credit were $7,030,645 and $6,714,319 at July 2, 2011 and March 31, 2011, respectively.

Our current ratio was approximately 1.74 at both July 2, 2011 and March 31, 2011.

In the thirteen weeks ended July 2, 2011 net cash provided by operating activities was $834,307 as compared to $1,069,240 for the thirteen weeks ended June 26, 2010.

In the thirteen weeks ended July 2, 2011, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $1.0 million. Approximately $0.2 million was used for working capital needs. Of this amount, approximately $0.8 million was provided by receivables and unbilled/deferred revenue, approximately $1.7 million was used to fund inventory requirements, approximately $0.4 million was provided by accounts payable and accrued expenses and $0.3 million was provided by a reduction in prepaid tax assets.

In the thirteen weeks ended June 26, 2010, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $1.0 million. Approximately $0.2 million was used for working capital needs. Of this amount, approximately $0.4 million was provided by receivables collections and unbilled/deferred revenue, approximately $0.1 million was provided by accounts payable and accrued expenses. Approximately $0.6 million was used to fund inventory requirements as a result of increased sales levels and approximately $0.1 million was used to fund prepaid expenses. In addition approximately $0.4 million was provided by a reduction in prepaid taxes and approximately $0.1 million use was the result of a non-cash charge related to a deferred tax asset associated with the expiration of non-qualified stock options. There is an offset to this amount in additional paid in capital.

Net cash used in investing activities was $237,761 during the thirteen weeks ended July 2, 2011 as compared to $205,495 in the thirteen weeks ended June 26, 2010. In the thirteen weeks ended July 2, 2011 and June 26, 2010, investing activities was solely comprised of capital expenditures.

Net cash used for financing activities was $377,513 during the thirteen weeks ended July 2, 2011 as compared to $574,290 during the thirteen weeks ended June 26, 2010.

In the thirteen weeks ended July 2, 2011, we borrowed approximately $0.3 million from our line of credit, repaid term debt of approximately $0.6 million and paid approximately $0.1 million for capital lease obligations. Due to the timing of the quarter and the calendar quarter and due to two payments on our term loan, an additional $0.3 million of debt payments occurred in the thirteen week period ended July 2, 2011.

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

At July 2, 2011 we were in compliance with our bank covenants. Under the terms of the amended term loan and revolving line of credit agreement we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25, a minimum current ratio of 1.25:1 and minimum tangible net worth of $9.2 million.

The term loan and revolving line of credit are guaranteed by the Company and its subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. The final payment for the term loan is due in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At July 2, 2011, we had approximately $0.4 million available under the line of credit.

Capital Leases

Commercial capital leases payable are reflected at their present value based upon interest rates of approximately 6.8% per annum, and are secured by the underlying assets. Included in the current portion of long-term debt is $113,645 for capital lease obligations. The remaining interest associated with our capital lease obligations amounts to approximately $2,913 over the lease terms.

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

We are subject to interest rate exposure on our revolving line of credit. Our revolving line of credit interest rate is tied to LIBOR. We have entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on our term debt. Our interest rate swap has not been designated as a hedging instrument, therefore changes in fair value are recognized currently in earnings.

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

Evaluation of disclosure controls and procedures—As of July 2, 2011, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2011 to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control—There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. You should consider carefully all of the material risks described herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, and in our other documents filed with the Securities and Exchange Commission, as well as the cautionary statements made elsewhere in the Annual Report and in this report, before making a decision to invest in our securities. Such cautionary statements are applicable to all forward-looking statements wherever they appear in this report. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 6.	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: August 5, 2011	By:	/S/ DAVID ROBBINS
David Robbins,
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: August 5, 2011	By:	/S/ CARL LUEDERS
Carl Lueders,
Chief Financial Officer (Principal Financial and Accounting Officer)