Form 10-Q
period 2011-10-01
MICRONETICS INC
filed 2011-11-04
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

As of November 3, 2011, the issuer had 4,566,135 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$534,642	$745,116
Accounts receivable, net of allowance for doubtful accounts of $546,802 and $511,532 at October 1, 2011 and March 31, 2011, respectively	6,410,782	5,706,837
Inventories, net	15,171,972	13,998,539
Deferred tax asset	1,553,887	1,553,887
Prepaid income taxes	—	406,072
Prepaid expenses and other current assets	299,686	218,984

Total current assets	23,970,969	22,629,435

Property, plant and equipment, net	4,674,163	4,617,989
Other assets:
Security deposits	97,079	97,079
Other long term assets	6,182	10,304
Intangible assets, net	918,872	1,075,895
Goodwill	1,117,197	1,117,197

Total other assets	2,139,330	2,300,475

TOTAL ASSETS	$30,784,462	$29,547,899

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,046,805	$1,468,733
Line of credit	6,631,364	6,714,319
Accounts payable	1,364,941	2,088,784
Accrued expenses and other current liabilities	3,038,869	2,718,329
Income tax payable	71,258	—
Deferred revenue	642,507	30,860

Total current liabilities	12,795,744	13,021,025
Long-term debt, net of current portion	—	325,000
Deferred tax liability	1,267,681	1,267,681

Total liabilities	14,063,425	14,613,706

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,403,717 issued, 4,566,135 outstanding at October 1, 2011 and 5,393,717 issued, 4,556,135 outstanding at March 31, 2011	54,037	53,937
Additional paid-in capital	12,420,338	12,280,641
Retained earnings	7,227,175	5,580,128

	19,701,550	17,914,706
Treasury stock at cost, 837,582 shares at October 1, 2011 and March 31, 2011	(2,980,513)	(2,980,513)

Total shareholders’ equity	16,721,037	14,934,193

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,784,462	$29,547,899

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	October 1, 2011	September 25, 2010
Net sales	$11,626,692	$8,984,145
Cost of sales	7,388,154	5,907,894

Gross margin	4,238,538	3,076,251

Operating expenses:
Research and development	375,186	343,927
Selling, general and administrative	1,855,087	1,740,321
Loss on disposal of asset	—	13,560
Amortization of intangible assets	78,512	87,024

Total operating expenses	2,308,785	2,184,832

Income from operations	1,929,753	891,419

Other income (expense):
Interest income	65	264
Interest expense	(72,961)	(107,691)
Change in fair value of interest rate swap	88	23,869
Miscellaneous income	1,674	9,299

Total other expense	(71,134)	(74,259)

Income before provision for income taxes	1,858,619	817,160
Provision for income taxes	775,944	344,443

Net income	$1,082,675	$472,717

Earnings per common share
Basic	$0.24	$0.10

Diluted	$0.24	$0.10

Weighted average common shares outstanding
Basic	4,562,371	4,553,635
Diluted	4,585,381	4,565,349

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twenty-Six Weeks Ended
	October 1, 2011	September 25, 2010
Net sales	$21,665,985	$18,350,839
Cost of sales	14,247,218	11,875,267

Gross margin	7,418,767	6,475,572

Operating expenses:
Research and development	788,881	830,938
Selling, general and administrative	3,612,083	3,625,477
Loss on disposal of asset	—	13,560
Amortization of intangible assets	157,023	174,048

Total operating expenses	4,557,987	4,644,023

Income from operations	2,860,780	1,831,549

Other income (expense):
Interest income	1,445	293
Interest expense	(154,571)	(213,227)
Change in fair value of interest rate swap	34,685	55,409
Miscellaneous income	4,823	12,818

Total other expense	(113,618)	(144,707)

Income before provision for income taxes	2,747,162	1,686,842
Provision for income taxes	1,100,115	714,275

Net income	$1,647,047	$972,567

Earnings per common share
Basic	$0.36	$0.21

Diluted	$0.36	$0.21

Weighted average common shares outstanding
Basic	4,560,388	4,553,635
Diluted	4,574,938	4,563,643

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares Outstanding	Par Value
Balance at March 31, 2011	4,556,135	$53,937	$12,280,641	$5,580,128	$(2,980,513)	$14,934,193
Stock-based compensation	—	—	109,947	—	—	109,947
Exercise of stock options	10,000	100	29,750	—	—	29,850
Net income	—	—	—	1,647,047	—	1,647,047

Balance at October 1, 2011	4,566,135	$54,037	$12,420,338	$7,227,175	$(2,980,513)	$16,721,037

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	October 1, 2011	September 25, 2010
Cash flow from operating activities:
Net income	$1,647,047	$972,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	764,583	806,472
Stock-based compensation	109,947	102,470
Change in fair value of interest rate swap	(34,685)	(55,409)
Loss on disposal of assets	—	13,560
Provision for doubtful accounts	35,270	31,449
Provision for inventory obsolescence and losses	138,498	140,558
Deferred taxes related to non-qualified stock options	—	(91,016)
Changes in operating assets and liabilities:
Accounts receivable	(739,215)	(108,721)
Unbilled revenue	—	(18,502)
Inventories	(1,311,931)	(1,178,751)
Other long term assets	4,122	4,122
Prepaid income taxes	406,072	76,175
Prepaid expenses, other current assets, and other assets	(80,702)	(917)
Accounts payable	(723,843)	(83,285)
Accrued expenses	355,225	51,870
Income tax payable	71,258	—
Deferred revenue	611,647	(200,000)

Net cash provided by operating activities	1,253,293	462,642

Cash flows from investing activities:
Capital expenditures	(663,734)	(628,496)

Net cash used in investing activities	(663,734)	(628,496)

Cash flows from financing activities:
Net (payments) proceeds from line of credit	(82,955)	1,253,401
Repayments on term loan	(650,000)	(650,000)
Repayments of capital leases	(96,928)	(117,743)
Proceeds from exercise of stock options	29,850	—
Additional paid-in capital charge related to cancellation of non-qualified stock options	—	91,016

Net cash (used in) provided by financing activities	(800,033)	576,674

Net change in cash and cash equivalents	(210,474)	410,820
Cash and cash equivalents at beginning of period	745,116	482,442

Cash and cash equivalents at end of period	$534,642	$893,262

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$161,556	$206,340

Income taxes	$623,000	$638,100

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$—	$124,518

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2011. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of October 1, 2011 and the results of operations for the thirteen and twenty-six weeks ended October 1, 2011 and September 25, 2010.

The Company reports its fiscal quarters for the 13-week period ending on the Saturday nearest June 30, September 30 and December 31. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The second quarter of Fiscal 2012 and Fiscal 2011 reflect 91 days. The Company’s current fiscal year end is March 31, 2012.

The Company evaluated its October 1, 2011 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in its financial statements.

The results of operations for the thirteen and twenty-six weeks ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

Revenue recognition—The Company generates revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. The Company’s products are primarily hardware components and to a lesser extent integrated assemblies which includes microwave hardware and embedded software, that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is applicable for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011. We are currently evaluating this effect of this guidance on our consolidated financial statements.

3. INVENTORIES

At October 1, 2011 and March 31, 2011, inventories consisted of the following:

	October 1, 2011	March 31, 2011
Raw materials	$8,570,720	$7,730,924
Work in process	6,673,735	6,319,860
Finished goods	1,564,201	1,445,941

	16,808,656	15,496,725
Less: allowance for obsolescence	(1,636,684)	(1,498,186)

	$15,171,972	$13,998,539

4. PROPERTY, PLANT AND EQUIPMENT

At October 1, 2011 and March 31, 2011, property, plant and equipment consisted of the following:

	October 1, 2011	March 31, 2011
Land	$162,000	$162,000
Buildings and leasehold improvements	2,096,161	2,072,655
Machinery and equipment	12,482,404	11,865,186
Furniture, fixtures and other	236,521	213,511

	14,977,086	14,313,352
Less: accumulated depreciation	(10,302,923)	(9,695,363)

	$4,674,163	$4,617,989

5. INTANGIBLE ASSETS AND GOODWILL

The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No triggering events requiring an interim impairment test occurred in the thirteen week period ended October 1, 2011.

The following table presents details of the Company’s finite-lived intangible assets as of October 1, 2011 and March 31, 2011 (in thousands):

	Useful Life (years)	October 1, 2011			March 31, 2011
Intangible Assets		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$2,235	$721	$2,956	$2,134	$822
Trade name	10	260	112	148	260	99	161
Developed technology-drawings	3-5	513	463	50	513	420	93

		$3,729	$2,810	$919	$3,729	$2,653	$1,076

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)
2012 (remainder of year)	157
2013	163
2014	144
2015	144
2016	144
Thereafter	167

Total	$919

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At October 1, 2011 and March 31, 2011, accrued expenses and other current liabilities consisted of the following:

	October 1, 2011	March 31, 2011
Unbilled payables	$1,029,016	$1,105,306
Payroll, benefits and related taxes	1,228,465	1,142,503
Warranty	210,906	255,538
Commissions	107,712	115,659
Customer deposits	408,250	9,215
Fair value of interest rate swap	24,280	58,965
Miscellaneous	30,240	31,143

	$3,038,869	$2,718,329

Included in accrued payroll are bonuses of $534,000 and $500,000 at October 1, 2011 and March 31, 2011, respectively.

7. DEBT

At October 1, 2011 and March 31, 2011 long-term debt consisted of the following:

	October 1, 2011	March 31, 2011
Term loan	975,000	1,625,000
Capital leases	71,805	168,733

	1,046,805	1,793,733
Less current portion	(1,046,805)	(1,468,733)

Long-term debt, net of current portion	$—	$325,000

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consisted of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In fiscal 2009, the revolving line of credit was extended by two years. On August 13, 2010, the revolving line of credit was increased to $7.5 million and was extended until March 31, 2013.

On September 19, 2011, the Company entered into an amendment to the term loan and revolving line of credit agreement under which the revolving line of credit was increased to $10 million and extended until September 30, 2015. The term loan and revolving line of credit are guaranteed by the Company and its subsidiaries and are secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At October 1, 2011, the interest rate was 8.2%. The final payment for the term loan is due in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At October 1, 2011, the interest rate was 2.99%. The Company had approximately $3.4 million available under the line of credit at October 1, 2011.

In April 2007, the Company entered into an interest rate swap agreement with an initial notional amount of $6.5 million to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in fair value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses included in earnings. The notional amount of this swap agreement was $975,000 at October 1, 2011.

The Company was in compliance with its bank covenants at October 1, 2011. Under the terms of the amended term loan and the revolving line of credit agreement, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1 and a minimum current ratio of 1.25:1.

Capital Leases

Commercial capital leases payable are reflected at their present value based upon interest of approximately 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. Included in the current portion of long-term debt is $71,805 for capital lease obligations. The remaining interest associated with the Company’s capital lease obligations amounts to approximately $1,220 over the lease terms.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

During fiscal 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or stock options to purchase up to 1,000,000 shares of common stock. As of October 1, 2011 there were 520,000 options available for grant under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the twenty-six weeks ended October 1, 2011:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	293,000	$5.43		$84,025
Granted	195,000	6.84		—
Exercised	(10,000)	2.99		—
Expired	—	—		—
Forfeited	(10,500)	4.13		—

Outstanding at October 1, 2011	467,500	$6.10	8.26	$410,910

Exercisable at October 1, 2011	152,750	$6.68	6.30	$112,305

The following table sets forth the status of the Company’s non-vested stock options as of October 1, 2011:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of March 31, 2011	153,875	$2.70
Granted	195,000	4.26
Forfeited	(9,750)	2.64
Vested	(24,375)	2.75

Non-vested as of October 1, 2011	314,750	$3.67

The following table summarizes the effects of stock-based compensation for the thirteen weeks ended October 1, 2011 and September 25, 2010:

	Thirteen Weeks Ended
	October 1, 2011	September 25, 2010
Cost of sales	$16,116	$9,364
Selling, general and administrative	50,421	37,261

Stock-based compensation effect on income before taxes	$66,537	$46,625

The following table summarizes the effects of stock-based compensation for the twenty-six weeks ended October 1, 2011 and September 25, 2010:

	Twenty-Six Weeks Ended
	October 1, 2011	September 25, 2010
Cost of sales	$25,984	$21,832
Selling, general and administrative	83,963	80,638

Stock-based compensation effect on income before taxes	$109,947	$102,470

Unrecognized stock-based compensation expense related to the unvested options is approximately $1 million, and will be recorded over the remaining vesting period of 4 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

There were 195,000 options granted during the twenty-six weeks ended October 1, 2011 and no options granted during the twenty-six weeks ended September 25, 2010. The fair value of options issued was estimated at the date of grant using the following weighted-average assumptions for the twenty-six weeks ended October 1, 2011 were as follows:

Risk free interest rate	1.40%
Expected life	6.25 years
Expected volatility	68.39%
Forfeiture rate	2.92%
Expected dividend yield	0%

The per share fair value of stock options granted for the twenty-six weeks ended October 1, 2011 was $4.27.

9. INCOME TAXES

The Company’s effective tax rate was 41.7% for the thirteen weeks ended October 1, 2011 and 42.1% for the thirteen weeks ended September 25, 2010. The Company’s effective tax rate was 40% for the twenty-six weeks ended October 1, 2011 and 42.3% for the twenty-six weeks ended September 25, 2010. The decrease for both periods is primarily due to additional benefits expected for domestic production activities and R&D tax credits offset slightly by an increase for stock compensation for options granted during the thirteen weeks ended October 1, 2011.

As of April 1, 2010, the Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is open to examination for tax years March 31, 2008 through 2011.

As of October 1, 2011, there are no uncertain tax benefits recognized. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax position as a component of income tax expense, if any.

10. EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended October 1, 2011 and September 25, 2010 are:

	Thirteen Weeks Ended
	October 1, 2011	September 25, 2010
Net income	$1,082,675	$472,717
Weighted average shares outstanding	4,562,371	4,553,635
Basic earnings per share	$0.24	$0.10
Common stock equivalents	23,010	11,714
Weighted average common and common equivalent shares outstanding	4,585,381	4,565,349
Diluted earnings per share	$0.24	$0.10

The computations of basic and diluted EPS for the twenty-six weeks ended October 1, 2011 and September 25, 2010 are:

	Twenty-Six Weeks Ended
	October 1, 2011	September 25, 2010
Net income	$1,647,047	$972,567
Weighted average shares outstanding	4,560,388	4,553,635
Basic earnings per share	$0.36	$0.21
Common stock equivalents	14,550	10,008
Weighted average common and common equivalent shares outstanding	4,574,938	4,563,643
Diluted earnings per share	$0.36	$0.21

At October 1, 2011 and September 25, 2010, 301,000 and 149,000 stock options, respectively, were excluded from the diluted earnings per share calculation because the effect would have been anti-dilutive.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of October 1, 2011 and March 31, 2011.

	$000,000	$000,000	$000,000	$000,000
	Fair Value Measurements at October 1, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of October 1, 2011

Assets:
Money market fund (included in cash and cash equivalents)	—	$530,000	—	$530,000

Total assets at fair value	—	$530,000	—	$530,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$24,000	—	$24,000

Total liabilities at fair value	—	$24,000	—	$24,000

	$000,000	$000,000	$000,000	$000,000
	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2011

Assets:
Money market fund (included in cash and cash equivalents)	—	$740,000	—	$740,000

Total assets at fair value	—	$740,000	—	$740,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$59,000	—	$59,000

Total liabilities at fair value	—	$59,000	—	$59,000

The following provides a summary of the change in fair value for the interest rate swap for the twenty-six weeks ended October 1, 2011:

Balance at March 31, 2011	$59,000
Change in fair value	(35,000)

Balance at October 1, 2011	$24,000

The fair value of the money market fund was determined based on pricing provided by a large investment bank. Since the valuation was not observable, the Company has classified this asset as level 2. The fair value of the interest rate swap was determined by using a market driven valuation model using the LIBOR rate forecast applied to common intervals for the remaining term of the interest rate swap.

The Company estimates the fair value of the term loan at $999,280 as of October 1, 2011.

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

13. MAJOR CUSTOMER

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronics marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. One customer, ITT Electronic Warfare Systems, accounted for 33% of the Company’s consolidated sales for the twenty-six weeks ended October 1, 2011 and 30% for the twenty-six weeks ended September 25, 2010. This same customer accounted for 33% of the Company’s accounts receivable at October 1, 2011 and 35% of the Company’s accounts receivable at March 31, 2011.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates and judgments include revenue recognition, assumptions used in stock option and goodwill valuations, reserves for accounts receivable and inventories, useful lives of long lived assets, accrued liabilities, and deferred income taxes. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Thirteen Weeks Ended October 1, 2011 compared to September 25, 2010

Net sales

Net sales for the thirteen weeks ended October 1, 2011 (“Q2 FY 12”) were $11,626,692, an increase of $2,642,547, or 29% as compared to $8,984,145 for the thirteen weeks ended September 25, 2010 (“Q2 FY 11”). Sales of both component and integrated component sub-systems increased in response to customer schedule requirements.

Gross margin

Gross margin for Q2 FY 12 was approximately 36% as compared to 34% for Q2 FY 11. The increase in gross margin was primarily a result of favorable product mix.

Research and development

Research and development expense for Q2 FY 12 was $375,186 as compared to $343,927 for Q2 FY 11, an increase of $31,259 or 9%. There were no material activities associated with this increase. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for Q2 FY 12 was $1,855,087 as compared to $1,740,321 for Q2 FY 11, representing an increase of $114,766 or 7%. The increase was due primarily to the non-recurrence of a bad debt recovery which occurred in the second quarter of FY 2011.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to previous acquisitions was $78,512 in Q2 FY 12 as compared to $87,024 in Q2 FY 11. The decrease of $8,512 was due to completing amortization of certain intangible assets.

Interest expense

Interest expense for Q2 FY 12 was $72,961 as compared to $107,691 for Q2 FY 11, a decrease of $34,730 or 32%. The decrease was primarily due to lower average interest rates and to a lesser degree by lower average debt in Q2 FY 12 as compared to Q2 FY 11.

Interest rate swap

A positive change in fair value of $88 was recorded for Q2 FY 12 as compared to positive change in fair value of $23,869 recorded in Q2 FY 11 on the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate for Q2 FY 12 was 41.7% as compared to 42.3% for Q2 FY 11. The decrease in the effective tax rate relates primarily to additional benefits for domestic production activities tax deduction and R&D tax credits, offset slightly by stock compensation for options granted during Q2 FY12.

Twenty-six Weeks Ended October 1, 2011 compared to September 25, 2010

Net sales

Net sales for the twenty-six weeks ended October 1, 2011 were $21,665,985, an increase of $3,315,146, or 18% as compared to $18,350,839 for the twenty-six weeks ended September 25, 2010. Sales of both component and integrated component sub-systems increased in response to customer schedule requirements.

Gross margin

Gross margin for the twenty-six weeks ended October 1, 2011 was approximately 34% as compared to 35% for the twenty-six weeks ended September 25, 2010. The decrease in gross margin was a result of increases in our manufacturing cost base to support converting our current backlog into sales combined with start-up costs incurred during Q1 FY12 associated with new contract shipments.

Research and development

Research and development expense for the twenty-six weeks ended October 1, 2011 was $788,881 as compared to $830,938 for the twenty-six weeks ended September 25, 2010, a decrease of $42,057 or 5%. There were no material activities associated with this increase. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for the twenty-six weeks ended October 1, 2011 was $3,612,083 as compared to $3,625,477 for the twenty-six weeks ended September 25, 2010, representing a decrease of $13,394 or less than 1%. There were no material items associated with this change.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to previous acquisitions was $157,023 in the twenty-six weeks ended October 1, 2011 as compared to $174,048 in the twenty-six weeks ended September 25, 2010. The decrease of $17,025 was due to completing amortization of certain intangible assets.

Interest expense

Interest expense for the twenty-six weeks ended October 1, 2011 was $154,571 as compared to $213,227 for the twenty-six weeks ended September 25, 2010, a decrease of $58,656 or 28%. The decrease was primarily due to lower average interest rates in the first half of FY 12 as compared to the first half of FY 11.

Interest rate swap

A positive change in fair value of $34,685 was recorded for the twenty-six weeks ended October 1, 2011 as compared to positive change in fair value of $55,409 recorded in the twenty-six weeks ended September 25, 2010 on the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan.

Provision for income taxes

Our effective tax rate for the twenty-six weeks ended October 1, 2011 was 40% as compared to 42.3% for the twenty-six weeks ended September 25, 2010. The decrease in the effective tax rate relates primarily to additional benefits for domestic production activities tax deduction and R&D tax credits offset slightly for stock compensation related to options granted during Q2 FY12.

Backlog

Our backlog was approximately $29 million as of October 1, 2011 and September 25, 2010.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents were $534,642 and $745,116, respectively, at October 1, 2011 and March 31, 2011. Working capital defined as accounts receivable, unbilled revenue, inventory, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue was $16,836,123 and $15,086,387 at October 1, 2011 and March 31, 2011, respectively. Borrowings under our revolving line of credit were $6,631,364 and $6,714,319 at October 1, 2011 and March 31, 2011, respectively.

Our current ratio was approximately 1.87 at October 1, 2011 and 1.74 at March 31, 2011, respectively.

In the twenty-six weeks ended October 1, 2011 net cash provided by operating activities was $1,253,293 as compared to $462,642 for the twenty-six weeks ended September 25, 2010.

In the twenty-six weeks ended October 1, 2011, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and a change in the fair value of an interest rate swap was approximately $2.7 million. Approximately $1.4 million was used for working capital needs. Of this amount, approximately $1.3 million was used to fund inventory requirements as a result of increased sales levels, approximately $0.1 million was used for receivables and unbilled/deferred revenue and approximately $0.4 million was used for accounts payable and accrued expenses. In addition $0.4 million was provided by a reduction in prepaid tax assets.

In the twenty-six weeks ended September 25, 2010, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and a change in the fair value of an interest rate swap was approximately $2.0 million. Approximately $1.4 million was used for working capital needs. Of this amount, approximately $1.2 million was used to fund inventory requirements as a result of increased sales levels, approximately $0.3 million was used for receivables and unbilled/deferred revenue and approximately $0.1 million was provided by prepaid tax asset utilization. In addition the use of $0.1 million was the result of a non-cash charge related to a deferred tax asset associated with the expiration of non-qualified stock options. There is an offset to this amount in additional paid in capital.

Net cash used in investing activities was $663,734 during the twenty-six weeks ended October 1, 2011 as compared to $628,496 in the twenty-six weeks ended September 25, 2010. In the twenty-six weeks ended October 1, 2011 and September 25, 2010, investing activities was solely comprised of capital expenditures.

Net cash used for financing activities was $800,033 during the twenty-six weeks ended October 1, 2011 as compared to cash provided by financing activities of $576,674 during the twenty-six weeks ended September 25, 2010.

In the twenty-six weeks ended October 1, 2011, we repaid approximately $0.1 million towards our line of credit, repaid term debt of approximately $0.6 million and paid approximately $0.1 million for capital lease obligations.

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

Term Loan and Revolver

In March 2007, we entered into a credit facility consisting of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit, which replaced the then existing $6.0 million term loan entered into in June 2005. In the third quarter of fiscal 2009 we extended the term of the revolving line of credit for two years. On August 13, 2010, the revolving line of credit was increased to $7.5 million and was extended until March 31, 2013.

On September 19, 2011 we entered into an amendment to the term loan and revolving line of credit agreement pursuant to the revolving line of credit was increased to $10 million and extended until September 30, 2015.

We entered into an interest rate swap agreement in April 2007 to mitigate interest rate fluctuations on the term loan. At the end of each reporting period we record the current fair value of the interest rate swap on the balance sheet. Any unrealized gain or loss on the swap is included in earnings.

At October 1, 2011 we were in compliance with our bank covenants. Under the terms of the amended term loan and revolving line of credit agreement we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25 and a minimum current ratio of 1.25:1.

The term loan and revolving line of credit are guaranteed by the Company and its subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. The final payment for the term loan is due in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At October 1, 2011, we had approximately $3.4 million available under the line of credit.

Capital Leases

Commercial capital leases payable are reflected at their present value based upon interest rates of approximately 6.8% per annum, and are secured by the underlying assets. Included in the current portion of long-term debt is $71,805 for capital lease obligations. The remaining interest associated with our capital lease obligations amounts to approximately $1,220 over the lease terms.

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

Evaluation of disclosure controls and procedures—As of October 1, 2011, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2011 to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control—There were no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

10.1	Employment Agreement, dated as of July 22, 2011, between Micronetics, Inc. and David Robbins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 28, 2011)

10.2	Severance Agreement, dated as of August 29, 2011, between Micronetics, Inc. and Carl Lueders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 31, 2011)

10.3	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated September 19, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 22, 2011)

10.4	Amended and Restated Revolving Credit Note, dated September 19, 2011 issued by Micronetics, Inc. to RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 22, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.

Dated: November 4, 2011	By:	/S/ DAVID ROBBINS
David Robbins
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: November 4, 2011	By:	/S/ CARL LUEDERS
Carl Lueders
Chief Financial Officer (Principal Financial and Accounting Officer)