Form 10-Q
period 2011-12-31
MICRONETICS INC
filed 2012-02-02
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes   ☐     No   ☒

As of February 1, 2012, the issuer had 4,570,635 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$723,446	$745,116
Accounts receivable, net of allowance for doubtful accounts of $545,248 and $511,532 at December 31, 2011 and March 31, 2011, respectively	5,925,073	5,706,837
Inventories, net	14,197,247	13,998,539
Deferred tax asset	1,553,887	1,553,887
Prepaid income taxes	—	406,072
Prepaid expenses and other current assets	326,665	218,984

Total current assets	22,726,318	22,629,435

Property, plant and equipment, net	4,750,095	4,617,989
Other assets:
Security deposits	97,079	97,079
Other long term assets	4,122	10,304
Intangible assets, net	840,360	1,075,895
Goodwill	1,117,197	1,117,197

Total other assets	2,058,758	2,300,475

TOTAL ASSETS	$29,535,171	$29,547,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$664,902	$1,468,733
Line of credit	4,241,883	6,714,319
Accounts payable	1,414,012	2,088,784
Accrued expenses and other current liabilities	3,732,546	2,718,329
Income tax payable	55,854	—
Deferred revenue	441,328	30,860

Total current liabilities	10,550,525	13,021,025
Long-term debt, net of current portion	—	325,000
Deferred tax liability	1,267,681	1,267,681

Total liabilities	11,818,206	14,613,706

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,408,217 issued, 4,570,635 outstanding at December 31, 2011 and 5,393,717 issued, 4,556,135 outstanding at March 31, 2011	54,082	53,937
Additional paid-in capital	12,513,826	12,280,641
Retained earnings	8,129,570	5,580,128

	20,697,478	17,914,706
Treasury stock at cost, 837,582 shares at December 31, 2011 and March 31, 2011	(2,980,513)	(2,980,513)

Total shareholders’ equity	17,716,965	14,934,193

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,535,171	$29,547,899

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	December 31, 2011	December 25, 2010
Net sales	$12,045,932	$7,601,372
Cost of sales	8,336,172	5,265,794

Gross margin	3,709,760	2,335,578

Operating expenses:
Research and development	301,835	447,197
Selling, general and administrative	1,792,120	1,755,689
Gain on sale of asset	—	(10,000)
Amortization of intangible assets	78,512	73,326

Total operating expenses	2,172,467	2,266,212

Income from operations	1,537,293	69,366

Other income (expense):
Interest income	965	258
Interest expense	(49,145)	(84,222)
Change in fair value of interest rate swap	12,617	27,084
Miscellaneous income	2,261	2,797

Total other expense	(33,302)	(54,083)

Income before provision for income taxes	1,503,991	15,283
Provision (benefit) for income taxes	601,596	(85,840)

Net income	$902,395	$101,123

Earnings per common share
Basic	$0.20	$0.02

Diluted	$0.20	$0.02

Weighted average common shares outstanding
Basic	4,567,014	4,555,119
Diluted	4,612,500	4,568,344

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirty-Nine Weeks Ended
	December 31, 2011	December 25, 2010
Net sales	$33,711,917	$25,952,211
Cost of sales	22,583,390	17,141,061

Gross margin	11,128,527	8,811,150

Operating expenses:
Research and development	1,090,716	1,278,135
Selling, general and administrative	5,404,203	5,381,166
Net loss on disposal of asset	—	3,560
Amortization of intangible assets	235,535	247,374

Total operating expenses	6,730,454	6,910,235

Income from operations	4,398,073	1,900,915

Other income (expense):
Interest income	2,410	551
Interest expense	(203,716)	(297,449)
Change in fair value of interest rate swap	47,302	82,493
Miscellaneous income	7,084	15,615

Total other expense	(146,920)	(198,790)

Income before provision for income taxes	4,251,153	1,702,125
Provision for income taxes	1,701,711	628,435

Net income	$2,549,442	$1,073,690

Earnings per common share
Basic	$0.56	$0.24

Diluted	$0.56	$0.24

Weighted average common shares outstanding
Basic	4,562,522	4,554,137
Diluted	4,583,167	4,565,041

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares Outstanding	Par Value
Balance at March 31, 2011	4,556,135	$53,937	$12,280,641	$5,580,128	$(2,980,513)	$14,934,193
Stock-based compensation	—	—	193,355	—	—	193,355
Exercise of stock options	14,500	145	39,830	—	—	39,975
Net income	—	—	—	2,549,442	—	2,549,442

Balance at December 31, 2011	4,570,635	$54,082	$12,513,826	$8,129,570	$(2,980,513)	$17,716,965

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
	December 31, 2011	December 25, 2010
Cash flow from operating activities:
Net income	$2,549,442	$1,073,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,145,099	1,191,941
Stock-based compensation	193,355	145,032
Change in fair value of interest rate swap	(47,302)	(82,493)
Deferred taxes	—	179,837
Loss on disposal of assets	—	3,560
Provision for doubtful accounts	33,715	19,610
Provision for inventory obsolescence and losses	293,178	207,952
Deferred taxes related to non-qualified stock options	—	(116,660)
Changes in operating assets and liabilities:
Accounts receivable	(251,953)	1,538,411
Unbilled revenue	—	219,958
Inventories	(491,886)	(1,944,981)
Other long term assets	6,182	6,183
Prepaid income taxes	406,072	(189,502)
Prepaid expenses, other current assets, and other assets	(107,679)	(61,993)
Accounts payable	(674,771)	(1,221,444)
Accrued expenses	1,061,519	73,408
Income tax payable	55,855	—
Deferred revenue	410,468	(170,582)

Net cash provided by operating activities	4,581,294	871,927

Cash flows from investing activities:
Capital expenditures	(1,041,671)	(690,067)
Proceeds from sale of assets	—	10,000

Net cash used in investing activities	(1,041,671)	(680,067)

Cash flows from financing activities:
Net (payments) proceeds from line of credit	(2,472,436)	1,436,970
Repayments on term loan	(975,000)	(975,000)
Repayments of capital leases	(153,832)	(199,672)
Proceeds from exercise of stock options	39,975	5,625
Additional paid-in capital charge related to cancellation of non-qualified stock options	—	116,660

Net cash (used in) provided by financing activities	(3,561,293)	384,583

Net change in cash and cash equivalents	(21,670)	576,443
Cash and cash equivalents at beginning of period	745,116	482,442

Cash and cash equivalents at end of period	$723,446	$1,058,885

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$220,565	$303,100

Income taxes	$1,240,000	$638,100

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$—	$124,518

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2011. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of December 31, 2011 and the results of operations for the thirteen and thirty-nine weeks ended December 31, 2011 and December 25, 2010.

The results of operations for the thirteen and thirty-nine weeks ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

The Company reports its fiscal quarters for the 13-week period ending on the Saturday nearest June 30, September 30 and December 31. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The third quarter of Fiscal 2012 and Fiscal 2011 reflect 91 days. The Company’s current fiscal year end is March 31, 2012.

The Company evaluated its December 31, 2011 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in its financial statements.

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

Recently issued accounting pronouncements— In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is applicable for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011. We are currently evaluating the early adoption of this guidance in connection with its testing for goodwill impairment as of March 31, 2012.

3. INVENTORIES

At December 31, 2011 and March 31, 2011, inventories consisted of the following:

	December 31, 2011	March 31, 2011
Raw materials	$8,707,977	$7,730,924
Work in process	5,674,907	6,319,860
Finished goods	1,605,728	1,445,941

	15,988,612	15,496,725
Less: allowance for obsolescence	(1,791,365)	(1,498,186)

	$14,197,247	$13,998,539

4. PROPERTY, PLANT AND EQUIPMENT

At December 31, 2011 and March 31, 2011, property, plant and equipment consisted of the following:

	December 31, 2011	March 31, 2011
Land	$162,000	$162,000
Buildings and leasehold improvements	2,096,161	2,072,655
Machinery and equipment	12,860,341	11,865,186
Furniture, fixtures and other	236,521	213,511

	15,355,023	14,313,352
Less: accumulated depreciation	(10,604,928)	(9,695,363)

	$4,570,095	$4,617,989

5. INTANGIBLE ASSETS AND GOODWILL

The Company tests goodwill for impairment annually as of year end and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No triggering events requiring an interim impairment test occurred in the thirty-nine week period ended December 31, 2011.

The following table presents details of the Company’s finite-lived intangible assets as of December 31, 2011 and March 31, 2011 (in thousands):

	Useful Life (years)	December 31, 2011			March 31, 2011
Intangible Assets		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$2,286	$670	$2,956	$2,134	$822
Trade name	10	260	119	141	260	99	161
Developed technology-drawings	3-5	513	484	29	513	420	93

		$3,729	$2,889	$840	$3,729	$2,653	$1,076

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)
2012 (remainder of year)	$78
2013	163
2014	144
2015	144
2016	144
Thereafter	167

Total	$840

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At December 31, 2011 and March 31, 2011, accrued expenses and other current liabilities consisted of the following:

	December 31, 2011	March 31, 2011
Unbilled payables	$1,174,417	$1,105,306
Payroll, benefits and related taxes	1,729,636	1,142,503
Warranty	228,974	255,538
Commissions	108,971	115,659
Customer deposits	462,894	9,215
Fair value of interest rate swap	11,663	58,965
Miscellaneous	15,991	31,143

	$3,732,546	$2,718,329

Included in accrued payroll are bonuses of $717,425 and $500,000 at December 31, 2011 and March 31, 2011, respectively.

7. DEBT

At December 31, 2011 and March 31, 2011, long-term debt consisted of the following:

	December 31, 2011	March 31, 2011
Term loan	$650,000	$1,625,000
Capital leases	14,902	168,733

	664,902	1,793,733
Less current portion	(664,902)	(1,468,733)

Long-term debt, net of current portion	$—	$325,000

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consisted of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In fiscal 2009, the revolving line of credit was extended by two years. On August 13, 2010, the revolving line of credit was increased to $7.5 million and was extended until March 31, 2013.

On September 19, 2011, the Company entered into an amendment to the term loan and revolving line of credit agreement under which the revolving line of credit was increased to $10 million and extended until September 30, 2015. The term loan and revolving line of credit are guaranteed by the Company and its subsidiaries and are secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At December 31, 2011, the interest rate was 7.95%. The final payment for the term loan is due in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At December 31, 2011, the interest rate was 3.04%. The Company had approximately $5.7 million available under the line of credit at December 31, 2011.

In April 2007, the Company entered into an interest rate swap agreement with an initial notional amount of $6.5 million to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in fair value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses included in earnings. The notional amount of this swap agreement was $650,000 at December 31, 2011.

The Company was in compliance with its bank covenants at December 31, 2011. Under the terms of the amended term loan and the revolving line of credit agreement, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1 and a minimum current ratio of 1.25:1.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

During fiscal 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or stock options to purchase up to 1,000,000 shares of common stock. As of December 31, 2011 there were 511,000 options available for grant under the 2006 Plan.

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

The following table sets forth the Company’s stock option activity during the thirty-nine weeks ended December 31, 2011:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	293,000	$5.43		$84,025
Granted	204,000	6.82		—
Exercised	(14,500)	2.76		—
Expired	—	—		—
Forfeited	(10,500)	4.13		—

Outstanding at December 31, 2011	472,000	$6.14	8.05	$854,415

Exercisable at December 31, 2011	158,250	$6.79	6.04	$173,500

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2011:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of March 31, 2011	153,875	$2.70
Granted	204,000	4.26
Forfeited	(9,750)	2.64
Vested	(34,375)	3.13

Non-vested as of December 31, 2011	313,750	$3.66

The following table summarizes the effects of stock-based compensation for the thirteen weeks ended December 31, 2011 and December 25, 2010:

	Thirteen Weeks Ended
	December 31, 2011	December 25, 2010
Cost of sales	$16,049	$8,537
Selling, general and administrative	67,358	34,025

Stock-based compensation effect on income before taxes	$83,408	$42,562

The following table summarizes the effects of stock-based compensation for the thirty-nine weeks ended December 31, 2011 and December 25, 2010:

	Thirty-Nine Weeks Ended
	December 31, 2011	December 25, 2010
Cost of sales	$42,034	$30,369
Selling, general and administrative	151,321	114,663

Stock-based compensation effect on income before taxes	$193,355	$145,032

Unrecognized stock-based compensation expense related to the unvested options is approximately $.9 million, and will be recorded over the remaining vesting period of 4 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

There were 9,000 options granted during the thirteen weeks ended December 31, 2011 and no options granted during the thirteen weeks ended December 25, 2010. The fair value of options issued was estimated at the date of grant using the following weighted-average assumptions for the thirty-nine weeks ended December 31, 2011 were as follows:

Risk free interest rate	1.39%
Expected life	6.25 years
Expected volatility	68.41%
Forfeiture rate	2.92%
Expected dividend yield	0%

The per share fair value of stock options granted for the thirteen weeks ended December 31, 2011 was $4.07.

9. INCOME TAXES

The Company’s effective tax rate was 40% for the thirteen and thirty-nine weeks ended December 31, 2011. There were no significant true-up adjustments in the thirteen weeks ended December 31, 2011 related to the filing of our fiscal 2011 tax return.

Before considering the effect of discrete items, the effective tax rate for the thirteen and thirty-nine weeks ended December 25, 2010 was 39.5%. In the thirteen weeks ended December 25, 2010, the Company recorded true-up adjustment credits totaling approximately $42,000 primarily related to the filing of our fiscal 2010 tax returns. In addition, the Company recognized uncertain tax benefits of $1,762 due to the statute of limitations expiration.

The Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is open to examination for tax years March 31, 2009 through 2011.

As of December 31, 2011, there are no uncertain tax benefits recognized. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax position as a component of income tax expense, if any.

10. EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed based on the net income for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended December 31, 2011 and December 25, 2010 are:

	Thirteen Weeks Ended
	December 31, 2011	December 25, 2010
Net income	$902,395	$101,123
Weighted average shares outstanding	4,567,014	4,555,119
Basic earnings per share	$0.20	$0.02
Common stock equivalents	45,486	13,225
Weighted average common and common equivalent shares outstanding	4,612,500	4,568,344
Diluted earnings per share	$0.20	$0.02

The computations of basic and diluted EPS for the thirty-nine weeks ended December 31, 2011 and December 25, 2010 are:

	Thirty-Nine Weeks Ended
	December 31, 2011	December 25, 2010
Net income	$2,549,442	$1,073,690
Weighted average shares outstanding	4,562,522	4,554,137
Basic earnings per share	$0.56	$0.24
Common stock equivalents	20,645	10,904
Weighted average common and common equivalent shares outstanding	4,583,167	4,565,041
Diluted earnings per share	$0.56	$0.24

At December 31, 2011 and December 25, 2010, 81,000 and 129,000 stock options, respectively, were excluded from the diluted earnings per share calculation because the effect would have been anti-dilutive.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of December 31, 2011 and March 31, 2011.

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2011
Assets:
Money market fund (included in cash and cash equivalents)	—	$718,000	—	$718,000

Total assets at fair value	—	$718,000	—	$718,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$12,000	—	$12,000

Total liabilities at fair value	—	$12,000	—	$12,000

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2011
Assets:
Money market fund (included in cash and cash equivalents)	—	$740,000	—	$740,000

Total assets at fair value	—	$740,000	—	$740,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$59,000	—	$59,000

Total liabilities at fair value	—	$59,000	—	$59,000

The following provides a summary of the change in fair value for the interest rate swap for the thirty-nine weeks ended December 31, 2011:

Balance at March 31, 2011	$59,000
Change in fair value	(47,000)

Balance at December 31, 2011	$12,000

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

The Company estimates the fair value of the term loan at $681,663 as of December 31, 2011.

12. RELATED PARTY TRANSACTION

On December 4, 2008, Micronetics, Inc. entered into a lease with SBJ Development, LLC (the “Landlord”) for a new headquarters for Stealth Microwave, Inc, its subsidiary. The property is located in the Township of Ewing, New Jersey. The lease has an initial term of five years and contains three options to extend the lease, each for a term of five years. The annual rent for the initial term of the lease is $225,600.

Kevin Beals, President of Micronetics, is a member of the Landlord. Mr. Beals owns sixteen percent of the outstanding units of membership interest of the Landlord.

The Audit Committee of the Board of Directors of Micronetics reviewed and approved the terms of the lease prior to its execution.

13. MAJOR CUSTOMER

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronics marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. One customer, ITT Exelis, accounted for 34% of the Company’s consolidated sales for the thirty-nine weeks ended December 31, 2011 and 24% for the thirty-nine weeks ended December 25, 2010. This same customer accounted for 32% of the Company’s accounts receivable at December 31, 2011 and 35% of the Company’s accounts receivable at March 31, 2011.

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

A key driver of demand for our products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, testing is critical for the rapid commercialization of reliable products necessitated by broadband and wireless communication technologies. As the speed to market challenges increase, larger companies are relying increasingly on other companies to manufacture a module or an integrated subassembly. This module or subassembly is then integrated by the larger company into a piece of equipment and sold to a customer. Micronetics has been seeking to capitalize on this trend by increasing its capability to manufacture integrated subsystems. Our goal is to leverage our high power and noise technology to continue to be a highly reliable supplier of integrated microwave subsystems.

Results of Operations

Thirteen Weeks Ended December 31, 2011 compared to December 25, 2010

Net sales

Net sales for the thirteen weeks ended December 31, 2011 (“Q3 FY 12”) were $12,045,932, an increase of $4,444,560, or 58% as compared to $7,601,372 for the thirteen weeks ended December 25, 2010 (“Q3 FY 11”). The increase in sales was due to a combination of increased integrated component subsystems sales and returning to a normal shipping level as Q3 FY 11 was lower than normal while we implemented new operating procedures.

Gross margin

Gross margin for Q3 FY 12 was approximately 31% which was unchanged from gross margin of 31% for Q3 FY 11. Q3 FY 12 gross margin percentage was adversely affected by development costs associated with a defense sub-system contract and start-up costs associated with a commercial sub-system contract. Q3 FY 11 gross margin percentage was adversely affected by a delay in shipments while we implemented new operating procedures.

Research and development

Research and development expense for Q3 FY 12 was $301,835 as compared to $447,197 for Q3 FY 11, a decrease of $145,362 or 33%. There were no material activities associated with this decrease. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for Q3 FY 12 was $1,792,120 as compared to $1,755,689 for Q3 FY 11, representing an increase of $36,431 or 2%. There were no material items associated with this change.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to previous acquisitions was $78,512 in Q3 FY 12 as compared to $73,326 in Q3 FY 11.

Interest expense

Interest expense for Q3 FY 12 was $49,145 as compared to $84,222 for Q3 FY 11, a decrease of $35,077 or 42%. The decrease was due to a combination of lower average interest rates and lower average debt in Q3 FY 12 as compared to Q3 FY 11.

Interest rate swap

A positive change in fair value of $12,617 was recorded for Q3 FY 12 as compared to positive change in fair value of $27,084 recorded in Q3 FY 11 on the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan.

Provision (benefit) for income taxes

Our effective tax rate was 40% for Q3 FY 12. There were no significant true-up adjustments in Q3 FY 12 related to the filing of our fiscal 2011 tax return.

Before considering the effect of discrete items, our effective tax rate for Q3 FY 11 was 39.5%. In the thirteen weeks ended December 25, 2010, we recorded true-up adjustment credits totaling approximately $42,000 primarily related to the filing of our fiscal 2010 tax return and $1,762 of uncertain tax benefits recognized due to the statute of limitations expiration.

Thirty-nine Weeks Ended December 31, 2011 compared to December 25, 2010

Net sales

Net sales for the thirty-nine weeks ended December 31, 2011 were $33,711,917, an increase of $7,759,706, or 30% as compared to $25,952,211 for the thirty-nine weeks ended December 25, 2010. The increase in sales was due to a combination of increased integrated component subsystems sales, increased component sales and returning to a normal shipping level as Q3 FY 11 was lower than normal while we implemented new operating procedures.

Gross margin

Gross margin for the thirty-nine weeks ended December 31, 2011 was approximately 33% as compared to 34% for the thirty-nine weeks ended December 25, 2010. The decrease in gross margin was a result of increases in our manufacturing cost base to support converting our current backlog into sales combined with start-up costs associated with new contract shipments and development costs associated with a defense sub-system contract.

Research and development

Research and development expense for the thirty-nine weeks ended December 31, 2011 was $1,090,716 as compared to $1,278,135 for the thirty-nine weeks ended December 25, 2010, a decrease of $187,419 or 15%. There were no material activities associated with this decrease. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for the thirty-nine weeks ended December 31, 2011 was $5,404,203 as compared to $5,381,166 for the thirty-nine weeks ended December 25, 2010, an increase of $23,037 or less than 1%. There were no material items associated with this change.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to previous acquisitions was $235,535 in the thirty-nine weeks ended December 31, 2011 as compared to $247,374 in the thirty-nine weeks ended December 25, 2010. The decrease of $11,839 was due to completing amortization of certain intangible assets.

Interest expense

Interest expense for the thirty-nine weeks ended December 31, 2011 was $203,716 as compared to $297,449 for the thirty-nine weeks ended December 25, 2010, a decrease of $93,733 or 32%. The decrease was primarily due to lower average interest rates.

Interest rate swap

A positive change in fair value of $47,302 was recorded for the thirty-nine weeks ended December 31, 2011 as compared to positive change in fair value of $82,493 recorded in the thirty-nine weeks ended December 25, 2010 on the interest rate swap agreement entered into in April 2007 to mitigate interest rate fluctuations on our term loan. $11,663 remains to be amortized related to the interest rate swap. This amount will be amortized into income in the fourth quarter of FY 2012 and the term loan will be fully paid on April 1, 2012.

Provision for income taxes

Our effective tax rate for the thirty-nine weeks ended December 31, 2011 was 40% as compared to 39.5% for the thirty-nine weeks ended December 25, 2010.

Backlog

Our backlog was approximately $26 million as of December 31, 2011 and $27 million at December 25, 2010.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents were $723,446 and $745,116, respectively, at December 31, 2011 and March 31, 2011. Working capital, defined as accounts receivable, unbilled revenue, inventory, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue, was $14,861,099 and $15,086,387 at December 31, 2011 and March 31, 2011, respectively. Borrowings under our revolving line of credit were $4,241,883 and $6,714,319 at December 31, 2011 and March 31, 2011, respectively.

Our current ratio was approximately 2.15 at December 31, 2011 and 1.74 at March 31, 2011, respectively.

In the thirty-nine weeks ended December 31, 2011 net cash provided by operating activities was $4,581,294 as compared to $871,927 for the thirty-nine weeks ended December 25, 2010.

In the thirty-nine weeks ended December 31, 2011, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and a change in the fair value of an interest rate swap was approximately $4.2 million. Approximately $.4 million was provided by working capital needs. Of this amount, approximately $.5 million was used to fund inventory requirements, approximately $0.1 million was provided by receivables and unbilled/deferred revenue and approximately $0.4 million was provided by an increase in accounts payable and accrued expenses. In addition $0.4 million was provided by a reduction in prepaid tax assets.

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

Net cash used in investing activities was $1,041,671 during the thirty-nine weeks ended December 31, 2011 as compared to $680,067 in the thirty-nine weeks ended December 25, 2010. In the thirty-nine weeks ended December 31, 2011 and December 25, 2010, investing activities was solely comprised of capital expenditures.

Net cash used for financing activities was $3,561,293 during the thirty-nine weeks ended December 31, 2011 as compared to cash provided by financing activities of $384,583 during the thirty-nine weeks ended December 25, 2010.

In the thirty-nine weeks ended December 31, 2011, we repaid approximately $2.5 million towards our line of credit, repaid term debt of approximately $1.0 million and paid approximately $0.1 million for capital lease obligations.

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

On September 19, 2011 we entered into an amendment to the term loan and revolving line of credit agreement pursuant to which the revolving line of credit was increased to $10 million and extended until September 30, 2015.

We entered into an interest rate swap agreement in April 2007 to mitigate interest rate fluctuations on the term loan. At the end of each reporting period we record the current fair value of the interest rate swap on the balance sheet. Any unrealized gain or loss on the swap is included in earnings.

At December 31, 2011 we were in compliance with our bank covenants. Under the terms of the amended term loan and revolving line of credit agreement we are required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25 and a minimum current ratio of 1.25:1.

The term loan and revolving line of credit are guaranteed by the Company and its subsidiaries and secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. The final payment for the term loan is due in April 2012.

The revolving line of credit bears interest at LIBOR plus the applicable margin. At December 31, 2011, we had approximately $5.7 million available under the line of credit.

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

Evaluation of disclosure controls and procedures—As of December 31, 2011, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control—There were no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MICRONETICS, INC.

Dated: February 2, 2012	By:	/s/ DAVID ROBBINS
David Robbins
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: February 2, 2012	By:	/S/ CARL LUEDERS
Carl Lueders
Chief Financial Officer (Principal Financial and Accounting Officer)