Form 10-K
period 2012-03-31
MICRONETICS INC
filed 2012-05-31
CIK 820097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $22,373,300 based on the closing price of $6.14 of the issuer’s common stock, par value $.01 per share, as reported by NASDAQ on September 30, 2011.

On May 25, 2012, there were 4,575,663 shares of the issuer’s common stock outstanding.

The definitive proxy statement of the registrant to be filed on or before July 29, 2012 is incorporated by reference to Part III herein.

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

The current business, political and global security environments continue to provide opportunities for mid-tier defense/aerospace manufacturers, like us, to develop strategic relationships with prime contractors. Retro-fits and upgrades of existing platforms continue to be funded even as major new programs are being deferred.

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

A key driver of demand for Micronetics’ products is the pervasive transformation of information from the analog domain to the digital domain. Because digital technologies require greater degrees of precision and rely more on miniature circuits than analog technologies, testing is critical for the rapid commercialization of reliable products necessitated by broadband and wireless communication technologies. In addition as speed to market requirements increase, larger companies are increasingly outsourcing the manufacture and testing of components and integrated subassemblies to meet their customer requirements. Micronetics has been seeking to capitalize on this trend by increasing its capability for manufacturing and testing integrated subassemblies and leveraging our designs of high power, noise and mixer component technologies to continue to be a vital microwave subsystem supplier.

Micronetics’ overall strategy in these markets is to:

•

INCREASE VALUE THROUGH HIGHER LEVELS OF INTEGRATION AND BUILT-IN SELF TEST. Combining our microwave components and microwave subsystem designs, we are able to achieve significant cost reduction and improved reliability over subsystems based on components alone. This is an attractive solution for long-term high reliability programs.

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

•

PURSUE STRATEGIC ACQUISITIONS. We will continue to look for small profitable, entrepreneurial organizations with compatible technologies for potential acquisitions. We believe our philosophy of adding some corporate structure, sharing sales and marketing intelligence and combining forces to win large microwave subsystems positions us for growth.

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

Micronetics, Micro-Con, and Stealth are ISO 9001: 2000 certified facilities. Independent ISO 9001 quality system registrars certified these facilities as compliant, following rigorous audits to assess our quality assurance systems against ISO certification requirements. To be in compliance with ISO standards, we had to demonstrate our use of well-documented and highly disciplined controls and processes to ensure consistency and reliability of product quality, interaction with our customers and a continuous effort to improve.

MICA is an AS9100C certified facility. AS9100 is the quality management system for the aviation, space and defense industries. AS9100 fully incorporates ISO 9001 while adding additional requirements specific to quality and safety for aerospace.

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

The mix of sales for Fiscal 2012 was 78% for defense applications and 22% for commercial applications as compared to 77% defense and 23% commercial for Fiscal 2011.

Customers

We sell primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or larger Fortune 500 companies with world-wide operations. Our three largest customers, ITT Exelis, BAE Systems and Tecom Industries, Inc., accounted for 36%, 13% and 5% of the consolidated sales in Fiscal 2012, respectively.

Other customers of Micronetics include Lockheed Martin Corporation, Raytheon Company, Richardson RFPD, Inc., Rockwell Collins, Cobham, Northrop Grumman Corporation, L3 Communications Corporation, EADS Deutschland GMBH, Thales and the Department of Defense.

Competition

We are subject to active competition in the sale of virtually all of our products. Many of our competitors, including divisions of major corporations, have significantly greater resources than those currently available to us. Additionally, some of our customers compete directly by manufacturing certain components themselves, rather than purchasing them from Micronetics.

Our primary competitors are AeroFlex, Crane, Cobham PLC, Comtech Telecommunications, Kratos, Smiths Interconnect, API Technologies Corp., Teledyne Technologies and Mercury Computer.

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

•

SUCCESSFUL ACQUISITION TRACK RECORD. Our goal is to selectively expand our company through acquisitions which increase manufacturing capacity or design capabilities for complex integrated subassemblies.

Research and Development

Research and development consist of development of new products and modifications to existing products usually in response to customers’ specific design requirements. Occasionally we will invest in new technology development without a customer specification if we believe the technology has significant potential to result in future business opportunities. Research and development expenditures consist primarily of internal engineering time and materials. Occasionally we will outsource technology development. These expenses were $1,454,460 for Fiscal 2012 and $1,790,803 for Fiscal 2011, respectively. Micronetics research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Micronetics intends to continue our research and development activities and considers these efforts to be vital to its future growth and success.

Backlog

Micronetics’ backlog of firm orders was approximately $26 million and $31 million on March 31, 2012 and 2011, respectively.

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

Employees

As of March 31, 2012, we had 208 full-time employees including 50 engaged in management and administration, 37 in product development, 115 in production and testing and 6 in sales. Management believes that relations with our employees are good.

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

We have registered “Micronetics” as a trademark with the U.S. Patent and Trademark Office.

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

•	our reliance on a limited number of customers for a large portion of our revenues;

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

•	reduced capital spending and/or negative economic conditions in the United States, Europe as well as other areas of the world;

•	adverse changes in our current credit condition or the credit quality of our customers and suppliers;

•	adverse changes in the market conditions in our markets;

•	the trend towards the sale of integrated products;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of product and service deployment, of our customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	conditions in the broader market for military and communications products;

•	governmental regulation or intervention affecting our products; and

•

the effects of war and acts of terrorism, such as disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

Our reliance on a limited number of customers for a large portion of our revenues could materially and adversely affect our results of operations and financial condition.

Relatively few customers have accounted for a substantial portion of our net sales. During Fiscal 2012 our top three customers collectively accounted for 54% of our total net sales. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our results of operation and liquidity.

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

Our backlog as of March 31, 2012 was approximately $26 million. Our backlog could be adversely affected if contracts are modified or terminated.

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

Our gross margins may be negatively affected by a result of a number of factors, including:

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

Our stock price has historically been volatile. From April 1, 2010 to March 31, 2012, the trading price of our common stock ranged from $3.75 to $9.19. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 4. Mine Safety Disclosures

Not applicable.

Part II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The common stock is traded on the NASDAQ Capital Market under the symbol NOIZ.

The closing high and low sale prices for the Common Stock for each fiscal quarter from April 1, 2010 until March 31, 2012 as reported by NASDAQ were as follows:

Sales Prices

Fiscal Quarter	High	Low
Fiscal 2012
First Quarter	$5.41	$3.96
Second Quarter	7.42	4.98
Third Quarter	8.75	4.99
Fourth Quarter	9.19	7.40

Fiscal 2011
First Quarter	$4.98	$3.75
Second Quarter	5.26	4.11
Third Quarter	5.47	4.30
Fourth Quarter	4.69	3.75

The number of holders of record of the common stock as of May 25, 2012 was 178. Micronetics believes that there are a substantially greater number of beneficial owners of shares of its common stock who maintain their shares in “street” name. On May 25, 2012, the last sale price of the common stock as reported by NASDAQ was $7.84 per share.

Micronetics has not paid any cash dividends during its two most recent fiscal years, nor during any subsequent interim period. Under its loan agreements, it is restricted from paying dividends without the consent of the lender.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	467,000	$6.17	511,000
Equity compensation plans not approved by security holders	—	—	—

Total	467,000	$6.17	511,000

ITEM 6. Selected Financial Data (unaudited)

	Years ended March 31, (in thousands, except earnings per share)
	2012	2011	2010	2009	2008
Net sales	$45,970	$35,297	$34,868	$30,347	$32,625
Gross margin	$14,819	$11,552	$11,703	$9,184	$12,919
Gross margin %	32%	33%	34%	30%	40%
Net income (loss)	$3,413	$1,518	$1,148	$(9,564)	$1,662
Earnings (loss) per common share—basic	$0.75	$0.33	$0.25	$(1.98)	$0.34
Basic weighted average shares	4,565	4,555	4,554	4,836	4,932
Earnings (loss) per common share—diluted	$0.74	$0.33	$0.25	$(1.98)	$0.34
Diluted weighted average shares	4,596	4,566	4,554	4,836	4,951
Total assets	$29,569	$29,548	$26,965	$25,526	$33,386
Total current liabilities	$9,623	$13,021	$10,804	$9,303	$5,426
Long-term debt, net of current portion	$—	$325	$1,786	$3,085	$4,226
Other long-term liabilities	$1,252	$1,268	$1,035	$908	$1,325

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

Revenue Recognition And Product Warranties

We generate revenue from the sale of products, technology development, and licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required. Our products are primarily hardware components and to a lesser extent integrated assemblies which includes microwave hardware and embedded software that are delivered to original equipment manufacturers (OEMs) of telecommunication and networking products who are considered to be end users.

We occasionally enter into contracts for production of customized microwave and radio frequency components and integrated sub-assemblies which we record revenue based on the percentage of completion method (assuming all other requirements for revenue recognition have been satisfied) typically using labor hours to measure progress toward completion of the contract as we have determined this methodology best reflects the fundamentals of the contract. If estimates to complete the contract change materially from one period to the next, profit levels could significantly vary. We currently have no such contracts in process that require the percentage of completion method for revenue recognition.

Deferred revenue represents billings in excess of revenue recognized.

We record amounts for shipping and handling fees billed to customers as revenue. The cost of shipping and handling fees are recorded as a component of cost of sales.

We sell our products using a direct sales force and sales representatives. Our standard terms of sale do not include product return rights or price protection. The estimated costs of product warranties are accrued based on historical experience at the time the revenue is recognized. Unless customers purchase an extended warranty, Micronetics typically offers a one-year warranty.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendment is effective for annual impairment tests done for fiscal years that start after December 15, 2011 though early adoption is permitted. The changes to FASB ASC 350-20 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. During the fourth quarter of Fiscal 2012, we adopted ASU 2011-08 and prepared a qualitative assessment of our goodwill. As part of our qualitative assessment, we evaluated a number of factors including industry conditions, economic conditions, competition, business strategy and positioning, cost factors, market capitalization and discounted cash flows. Based upon this analysis, we determined that there was no goodwill impairment.

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, we evaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since the acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly-owned subsidiaries and investments. At March 31, 2012 and 2011, we determined that no new triggering events had occurred warranting a further impairment assessment of our long-lived assets.

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

Income Taxes and Valuation Allowances

We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for temporary differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes for computing income taxes currently payable. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. We had a valuation allowance of $103,230 at March 31, 2011 for the deferred tax asset relating to state net operating loss carryforwards due to the uncertainty of future utilization. At March 31, 2012, a valuation allowance of $88,472 remains.

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

Results of Operations

Fiscal 2012 versus Fiscal 2011

Net sales

Net sales for Fiscal 2012 were $45,970,284, an increase of $10,673,579 or 30% as compared to net sales of $35,296,705 for Fiscal 2011. Component sales increased by approximately $6.6 million for defense applications and integrated sub-systems sales increased by approximately $4.1 million for both defense and commercial applications.

Foreign sales accounted for approximately $3,457,000 and $5,360,000 in Fiscal 2012 and Fiscal 2011, respectively.

Gross margin

Gross margins were 32.2% for Fiscal 2012 as compared to 32.7% for Fiscal 2011. Gross margin decreased due to start-up costs associated with integrated sub-systems.

Research and development

Research and development (“R&D”) expense for Fiscal 2012 was $1,454,460, a decrease of $336,343 or 19% as compared to $1,790,803 for Fiscal 2011. The decrease is due to lower spending on a defense sub-system program and lower spending on commercial components. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.

Selling, general and administrative

Selling, general and administrative expense for Fiscal 2012 was $7,442,404, an increase of $543,354 or 8% as compared to $6,899,050 for Fiscal 2011. $285,000 of the increase was payroll related primarily related to the addition of sales personnel. Approximately $130,000 was due to increased sales commission expense. Bad debt increased by approximately $83,000 in Fiscal 2012 as bad debt in Fiscal 2011 was reduced due to the partial recovery of a previously reserved receivable. All other selling, general and administrative costs increased by a net of approximately $45,000.

Amortization of intangible assets

Amortization expense attributable to our intangible assets related to previous acquisitions decreased to $314,047 for Fiscal 2012 as compared to $320,700 for Fiscal 2011. The decrease of $6,653 is due to completing amortization of certain intangibles.

Interest expense

Interest expense for Fiscal 2012 was $236,593, a decrease of $128,670 or 35% as compared to $365,263 for Fiscal 2011. The decrease is due primarily to lower average interest rates and to lower average debt in Fiscal 2012 as compared to Fiscal 2011.

Interest rate swap

A realized gain of $58,965 was recorded in Fiscal 2012 as compared to a unrealized gain of $106,085 for Fiscal 2011 to reflect the change in fair value of the mark to market valuation for the interest rate swap agreement entered into in April 2007 to mitigate the interest rate fluctuations on our term loan. The interest rate swap expired on March 30, 2012 and therefore has no value as of March 31, 2012 and no remaining unrealized gains.

Provision for income taxes

Our effective tax rate was 37.3% for Fiscal 2012 as compared to 34.0% for Fiscal 2011. The increase in the effective tax rate relates primarily to a lower R&D credit, a higher average state tax rate offset to some degree by reduced tax expense in a number of areas including the domestic production activity deduction and lower non-deductible employee stock compensation expense.

Financial Condition, Liquidity and Capital Resources

We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents were $856,931 at March 31, 2012 as compared to $745,116, at March 31, 2011. Working capital, defined as accounts receivable, inventory, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue was $15,043,885 at March 31, 2012 as compared to $15,086,387 at March 31, 2011. Borrowings under our revolving line of credit were $4,220,045 at March 31, 2012 as compared to $6,714,319 at March 31, 2011 representing a 37% decrease.

Our current ratio was approximately 2.37 at March 31, 2012 as compared to 1.74 at March 31, 2011.

Net cash provided by operating activities was $5,362,940 in Fiscal 2012 as compared to $192,476 in Fiscal 2011. In Fiscal 2012, approximately $5.6 million was provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and a realized gain on interest rate swap. Cash used for working capital needs was approximately $0.3 million. Net income in Fiscal 2012 increased by approximately 125%.

In Fiscal 2011, net cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and a realized gain on interest rate swap was approximately $3.3 million. Approximately $3.2 million was used to fund working capital needs. Of this amount, approximately $0.1 million was provided by receivables and unbilled/deferred revenue and approximately $3.3 million was used to fund inventory requirements. A portion of this increase is related to the delay in shipments while we upgraded procedures in response to a customer’s request. Approximately $0.1 million was used for a charge to a deferred tax asset related to the cancellation of non-qualified stock options.

In Fiscal 2012 net cash used in investing activities was $1,346,218 as compared to $957,542 in Fiscal 2011. In Fiscal 2012 and Fiscal 2011, investing activities was primarily comprised of capital expenditures.

In Fiscal 2012 net cash used in financing activities was $3,904,907 as compared to net cash provided by financing activities in Fiscal 2011 of $1,027,740. In Fiscal 2012 we repaid approximately $2.5 million to our line of credit, repaid term debt of approximately $1.3 million and paid approximately $0.2 million for capital lease obligations offset by approximately $0.1 million of proceeds from stock option exercises.

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

Term Loan and Revolver

In March 2007, we entered into a credit facility which consisted of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In Fiscal 2009, the revolving line of credit was extended by two years. On August 13, 2010, the revolving line of credit was increased to $7.5 million and was extended until March 31, 2013.

On September 19, 2011, we entered into an amendment to the term loan and revolving line of credit agreement under which the revolving line of credit was increased to $10 million and extended until September 30, 2015. The term loan and revolving line of credit are guaranteed by our subsidiaries and are secured by substantially all of our assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At March 31, 2012, the interest rate was 7.45%. The final payment for the term loan was made in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At March 31, 2012, the interest rate was 2.49%. We had approximately $5.8 million available under the line of credit at March 31, 2012.

In April 2007, the Company entered into an interest rate swap agreement with an initial notional amount of $6.5 million to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in fair value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses included in earnings. The interest rate swap agreement expired March 30, 2012 and therefore has no value at March 31, 2012.

Under the terms of the amended term loan and the revolving line of credit agreement, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1 and a minimum current ratio of 1.25:1. At March 31, 2012, we are in compliance with our bank covenants.

Capital leases

Commercial capital leases payable are reflected at their present value based upon interest rates of approximately 6.8% per annum, and are secured by the underlying assets. The assets are depreciated over their estimated useful lives. There are no outstanding capital leases at March 31, 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, other than operating leases, that have or are, in the opinion of management, likely to have a current or future material effect on our financial statements.

Contractual Obligations

The following table sets forth the Company’s future contractual obligations at March 31, 2012:

	Total	2013	2014
Line of credit (1)	$4,220,045	$4,220,045	$—
Operating lease obligations	1,074,204	646,746	427,458
Current portion of long-term debt (2)	325,000	325,000	—

Total	$5,619,249	$5,191,791	$427,458

(1)	Bears interest at LIBOR plus applicable margin (2.49% as of March 31, 2012)
(2)	Bears interest at 5.2% plus the applicable margin (7.45% as of March 31, 2012). The final payment was made in April 2012.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

This information is contained on pages F-1 through F-17 hereof.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures—As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012, to provide reasonable assurance that material information relating to the Company was made known to our Chief Executive Officer and Chief Financial Officer by others within the Company.

Evaluation of internal control over financial reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control—There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B: Other Information.

None.

PART III

The information to be contained in Items 10-14 herein is incorporated by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before July 29, 2012.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

(1),(2) The consolidated financial statements and required schedules begin on page F-1.

(3) Exhibits.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-16453 (the “Registration Statement”)).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated October 2, 1995 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Company on June 21, 2010).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, dated November 6, 2002 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed by the Company on June 21, 2010).

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2007).

4.1	Specimen certificate for common stock of Micronetics, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).

10.1	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on July 31, 2006).*

10.2	Amended and Restated 401(k) Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005).*

10.3	Commercial Loan Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.4	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 15, 2008).

10.5	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated March 5, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 9, 2009).

10.6	Amendment and Waiver To Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated June 26, 2009. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by the Company on June 29, 2009).

10.7	Mortgage and Security Agreement, by and between, Micronetics, Inc., and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated June 26, 2009. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed by the Company on June 29, 2009).

10.8	Term Note, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.9	Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.10	Security Agreement (Intellectual Property), dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.11	Stock Pledge and Security Agreement, dated as of March 30, 2007, between Micronetics, Inc. and Citizens Bank New Hampshire (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on March 30, 2007).

10.12	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated August 13, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 18, 2010).

10.13	Amendment to Commercial Loan Agreement and Loan Documents, by and between, Micronetics, Inc., Microwave & Video Systems, Inc., Microwave Concepts, Inc., Stealth Microwave, Inc., MICA Microwave Corporation and RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire), dated September 19, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 22, 2011).

10.14	Amended and Restated Revolving Credit Note, dated September 19, 2011 issued by Micronetics, Inc. to RBS Citizens National Association (successor by merger to Citizens Bank New Hampshire) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 22, 2011).

10.15	Employment Agreement between the Company and David Robbins dated July 17, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 18, 2007).*

10.16	Severance Agreement between the Company and Carl Lueders dated August 29, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 31, 2011).*

10.17	Lease by and between Microwave Concepts, Inc. and SAI Property Management LLC, dated October 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 5, 2008.)

10.18	Guaranty by Micronetics, Inc. to SAI Property Management LLC, dated October 17, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 5, 2008.)

10.19	Lease, dated September 4, 2008, by and between Micronetics, Inc. and SBJ Development, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 12, 2008.)

21	List of Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP dated May 31, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONETICS, INC.

Dated: May 31, 2012	By:	/s/ DAVID ROBBINS
David Robbins, Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: May 31, 2012	By:	/s/ CARL LUEDERS
Carl Lueders, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID ROBBINS David Robbins	Chief Executive Officer and Treasurer (Principal Executive Officer)	May 31, 2012

/S/ DAVID SIEGEL David Siegel	Director	May 31, 2012

/S/ DOROTHY ANNE HURD Dorothy Anne Hurd	Director	May 31, 2012

/S/ GERALD HATTORI Gerald Hattori	Director	May 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Micronetics, Inc.

We have audited the accompanying consolidated balance sheets of Micronetics, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of March 31, 2012 and 2011 and the related statements of operations, shareholders’ equity and cash flows for the years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronetics, Inc. and subsidiaries as of March 31, 2012 and 2011 and the results of their operations and their cash flows for the years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Boston, Massachusetts

May 31, 2012

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$856,931	$745,116
Accounts receivable, net of allowance for doubtful accounts of $540,766 and $511,532 at March 31, 2012 and 2011, respectively	6,901,681	5,706,837
Inventories, net	12,920,669	13,998,539
Deferred tax assets	1,860,106	1,553,887
Prepaid income taxes	23,713	406,072
Prepaid expenses and other current assets	299,930	218,984

Total current assets	22,863,030	22,629,435

Property, plant and equipment, net	4,746,162	4,617,989
Other assets:
Security deposits	79,226	97,079
Other long-term assets	2,060	10,304
Intangible assets, net	761,848	1,075,895
Goodwill	1,117,197	1,117,197

Total other assets	1,960,331	2,300,475

TOTAL ASSETS	$29,569,523	$29,547,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$325,000	$1,468,733
Line of credit	4,220,045	6,714,319
Accounts payable	1,132,013	2,088,784
Accrued expenses and other current liabilities	3,645,554	2,718,329
Deferred revenue	300,828	30,860

Total current liabilities	9,623,440	13,021,025
Long-term debt, net of current portion	—	325,000
Deferred tax liabilities	1,252,157	1,267,681

Total liabilities	10,875,597	14,613,706

Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,413,217 issued, 4,575,663 outstanding at March 31, 2012 and 5,393,717 issued, 4,556,135 outstanding at March 31, 2011	54,014	53,937
Additional paid-in capital	12,627,614	12,280,641
Retained earnings	8,992,693	5,580,128

	21,674,321	17,914,706
Treasury stock at cost, 837,554 at March 31, 2012 and 837,582 shares at March 31, 2011, respectively	(2,980,395)	(2,980,513)

Total shareholders’ equity	18,693,926	14,934,193

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,569,523	$29,547,899

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2012	2011
Net sales	$45,970,284	$35,296,705
Cost of sales	31,151,673	23,745,100

Gross margin	14,818,611	11,551,605

Operating expenses:
Research and development	1,454,460	1,790,803
Selling, general and administrative	7,442,404	6,899,050
Net loss on disposal of assets	—	3,560
Amortization of intangible assets	314,047	320,700

Total operating expenses	9,210,911	9,014,113

Income from operations	5,607,700	2,537,492
Other income (expense)
Interest income	2,420	2,574
Interest expense	(236,593)	(365,263)
Change in fair value of interest rate swap	58,965	106,085
Miscellaneous income	8,992	18,221

Total other expense	(166,216)	(238,383)

Income before provision for income taxes	5,441,484	2,299,109
Provision for income taxes	2,028,919	781,282

Net income	$3,412,565	$1,517,827

Earnings per common share
Basic	$0.75	$0.33

Diluted	$0.74	$0.33

Weighted average common shares outstanding
Basic	4,565,222	4,554,656

Diluted	4,596,556	4,566,389

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares	Stock par value	Additional paid-in capital	Retained earnings	Treasury stock	Total
Balance at March 31, 2010	4,553,635	$53,912	$12,204,124	$4,062,301	$(2,980,513)	$13,339,824
Reduction of deferred tax asset related to cancellation of non-qualified stock options	—	—	(116,660)	—	—	(116,660)
Exercise of stock options	2,500	25	5,600	—	—	5,625
Stock based compensation	—	—	187,577	—	—	187,577
Net income	—	—	—	1,517,827	—	1,517,827

Balance at March 31, 2011	4,556,135	$53,937	$12,280,641	$5,580,128	$(2,980,513)	$14,934,193
Exercise of stock options	19,500	195	57,905	—	—	58,100
Other	28	(118)	—	—	118	—
Tax benefit from exercise of stock options	—	—	13,519	—	—	13,519
Stock based compensation	—	—	275,549	—	—	275,549
Net income	—	—	—	3,412,565	—	3,412,565

Balance at March 31, 2012	4,575,663	$54,014	$12,627,614	$8,992,693	$(2,980,395)	$18,693,926

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$3,412,565	$1,517,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,532,091	1,569,091
Stock-based compensation	275,549	187,577
Change in fair value of interest rate swap	(58,965)	(106,085)
Provision for doubtful accounts	29,234	(59,250)
Provision for inventory obsolescence and losses	442,188	298,519
Deferred taxes related to non-qualified stock options	—	(116,660)
Loss on disposal of assets	—	3,560
Tax benefit from exercise of stock options	13,519	—
Deferred taxes	(321,743)	120,696
Changes in operating assets and liabilities:
Accounts receivable	(1,224,078)	43,747
Unbilled revenue	—	219,958
Inventories	635,683	(3,353,090)
Other long term assets	8,243	8,243
Prepaid income taxes	382,358	26,566
Prepaid expenses, other current assets, and other assets	(63,093)	(430)
Accounts payable	(956,769)	(90,638)
Accrued expenses	986,190	91,985
Deferred revenue	269,968	(169,140)

Net cash provided by operating activities	5,362,940	192,476

Cash flows from investing activities:
Capital expenditures	(1,346,218)	(967,542)
Proceeds from sale of assets	—	10,000

Net cash used in investing activities	(1,346,218)	(957,542)

Cash flows from financing activities:
Net (repayments of) proceeds from line of credit	(2,494,274)	2,479,884
Repayments on term loan	(1,300,000)	(1,300,000)
Repayments of capital leases	(168,733)	(274,429)
Additional paid in capital charge related to cancellation of non-qualified stock options	—	116,660
Proceeds from exercise of stock options	58,100	5,625

Net cash (used in) provided by financing activities	(3,904,907)	1,027,740

Net change in cash and cash equivalents	111,815	262,674
Cash and cash equivalents at beginning of year	745,116	482,442

Cash and cash equivalents at end of year	$856,931	$745,116

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$260,497	$398,250

Income taxes	$1,955,000	$634,020

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital leases	$—	$124,518

The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Microwave & Video Systems, Inc. (“MVS”), Microwave Concepts, Inc. (“MicroCon”) Stealth Microwave, Inc. (“Stealth”) and MICA Microwave Corporation (“MICA”). All intercompany activity has been eliminated in consolidation.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

Cash and cash equivalents—The Company considers certificates of deposit, money market funds, and highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of March 31, 2012, substantially all the Company’s cash and cash equivalents consisted of money market investments which the Company believes are subject to minimal credit and market risks.

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, an interest rate swap and accounts receivable. The Company may invest in high-quality money market funds that invest in securities of the U.S. government and other high-quality corporate issuers. Accounts receivable are generally unsecured and are derived from the Company’s customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. The Company has two customers that account for 32% and 13% of its gross trade receivables, respectively, at March 31, 2012. The Company believes there is minimal risk associated with these receivables and their terms are comparable to other customers.

Fair value of financial instruments—The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable, and accrued expenses approximate fair value because of the relatively short maturity of these instruments. The interest rate swap is at fair value and is arrived at by discounting the present value of the difference between the contractual swap rate and the current market swap rates on March 31, 2012, utilizing the notional amounts and the remaining terms of the swap agreement. At March 31, 2011, the fair value of the swap was recorded as a liability in the amount of $58,965. The interest rate swap expired March 30, 2012 and therefore has no value at March 31, 2012. The book value of the Company’s long term debt approximates fair value as it bears interest at variable market rates.

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

MARCH 31, 2012 AND 2011

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

In September 2011, the FASB issued ASU 2011-08, Intangibles, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendment is effective for annual impairment tests done for fiscal years that start after December 15, 2011 though early adoption is permitted. The changes to FASB ASC 350-20 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. During the fourth quarter of Fiscal 2012, we adopted ASU 2011-08 and prepared a qualitative assessment of our goodwill. As part of our qualitative assessment, we evaluated a number of factors including industry conditions, economic conditions, competition, business strategy and positioning, cost factors, market capitalization and discounted cash flows. Based upon this analysis, we determined that there was no goodwill impairment at March 31, 2012.

Intangible assets consist of certain identifiable assets resulting from business combinations, including intellectual property, customer relationships and tradename. These assets are being amortized over their estimated useful lives.

At March 31, 2012 and 2011 we determined that no new triggering events had occurred warranting an impairment assessment of our intangible assets.

Research and development—Research and development costs are charged to expense when incurred. Amounts expended for the years ended March 31, 2012 and 2011 were $1,454,460 and $1,790,803, respectively. R&D expenses consist of salaries, materials and third party costs.

Advertising costs—Advertising costs are expensed as incurred and are reported as a component of selling, general and administrative expenses in the consolidated statements of operation. Advertising expense was $6,094 in Fiscal 2012 and $46,818 in Fiscal 2011.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

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

Stock-based compensation—The Company measures compensation cost for stock-based compensation at fair value. The Company uses the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimates of the length of time employees will retain their vested stock options before exercising them, expected term, the volatility of our common stock price over the expected term and the risk free interest rate. Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. For all awards the Company has recognized compensation expense using the straight-line amortization method over the vesting period of the awards and this estimated expense for Fiscal 2012 and 2011 has been reduced for forfeitures.

Subsequent events—The Company evaluated its March 31, 2012 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Recently adopted accounting pronouncements—In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (ASC Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

2. INTANGIBLE ASSETS AND GOODWILL

The following table presents details of the Company’s finite-lived intangible assets as of March 31, 2012 and March 31, 2011 (in thousands):

	Useful Life (years)	March 31, 2012			March 31, 2011
Intangible Assets		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$2,337	$619	$2,956	$2,134	$822
Trade name	10	260	125	135	260	99	161
Developed technology-drawings	5	513	505	8	513	420	93

Total intangibles		$3,729	$2,967	$762	$3,729	$2,653	$1,076

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
2013	$163
2014	144
2015	144
2016	144
2017	144
Thereafter	23

Total	$762

Goodwill
Gross value at acquisition	$9,082,113
Accumulated impairment charges	(7,964,916)

Balance as of March 31, 2012	$1,117,197

The Company performs an assessment of goodwill for impairment annually to determine whether is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. As part of the qualitative assessment, a number of factors were analyzed including industry conditions, economic conditions, competition, business strategy and positioning, cost factors, market capitalization and discounted cash flows. Based upon this analysis, the Company determined that there was no goodwill impairment at March 31, 2012.

Goodwill is deductible for income tax purposes.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

3. ACCOUNTS RECEIVABLE, NET

At March 31, 2012 and 2011 accounts receivable, net of allowances consisted of the following:

	2012	2011
Accounts receivable	$7,442,447	$6,218,369
Less allowances	(540,766)	(511,532)

	$6,901,681	$5,706,837

The activity related to the Company’s allowance for doubtful accounts on accounts receivable for Fiscal 2012 and Fiscal 2011 is as follows:

	2012	2011
Balance at beginning of period	$511,532	$570,782
Charges (credits)	29,234	(59,250)

Balance at end of period	$540,766	$511,532

4. INVENTORIES, NET

At March 31, 2012 and 2011 inventories consisted of the following:

	2012	2011
Raw materials	$8,343,760	$7,730,924
Work in process	4,538,884	6,319,860
Finished goods	1,858,704	1,445,941

	14,741,348	15,496,725
Less: allowance for obsolescence	(1,820,679)	(1,498,186)

	$12,920,669	$13,998,539

5. PROPERTY, PLANT AND EQUIPMENT

At March 31, 2012 and 2011, property, plant and equipment consisted of the following:

	2012	2011
Land	$162,000	$162,000
Buildings and leasehold improvements	2,106,444	2,072,655
Machinery and equipment	13,154,605	11,865,186
Furniture and fixtures, and other	236,521	213,511

	15,659,570	14,313,352
Less accumulated depreciation	(10,913,408)	(9,695,363)

	$4,746,162	$4,617,989

Assets held under capital leases are classified as property, plant and equipment and amortized over their useful lives. Lease amortization is included in depreciation expense.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At March 31, 2012 and 2011 accrued expenses and other current liabilities consisted of the following:

	2012	2011
Unbilled payables	$1,186,273	$1,105,306
Payroll, benefits and related taxes	1,554,186	1,142,503
Warranty	231,415	255,538
Commissions	231,328	115,659
Customer deposits	436,079	9,215
Fair value of interest rate swap	—	58,965
Miscellaneous	6,273	31,143

	$3,645,554	$2,718,329

Included in accrued payroll are bonuses of $771,387 and $500,000 for Fiscal 2012 and Fiscal 2011, respectively.

7. ACCRUED WARRANTY

The Company provides one-year warranties on all of its products covering both parts and labor. Micronetics, at its option, repairs or replaces products that are defective during the warranty period if the proper preventative maintenance procedures have been followed by the customer.

Product warranty activity in Fiscal 2012 and Fiscal 2011 is as follows:

	2012	2011
Balance at beginning of period	$255,538	$211,240
Accruals for warranties	259,714	278,083
Charges to accrual for warranty costs	(283,837)	(233,785)

Balance at end of period	$231,415	$255,538

8. LONG-TERM DEBT AND LINE OF CREDIT

At March 31, 2012 and 2011 long-term debt consisted of the following:

	2012	2011
Term loan	$325,000	$1,625,000
Capital leases	—	168,733

Total	325,000	1,793,733
Less current portion	325,000	1,468,733

Long-term debt net of current portion	$—	$325,000

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

Term Loan and Revolver

In March 2007, the Company entered into a credit facility which consisted of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In fiscal 2009, the revolving line of credit was extended by two years. On August 13, 2010, the revolving line of credit was increased to $7.5 million and was extended until March 31, 2013.

On September 19, 2011, the Company entered into an amendment to the term loan and revolving line of credit agreement under which the revolving line of credit was increased to $10 million and extended until September 30, 2015. The term loan and revolving line of credit are guaranteed by the Company and its subsidiaries and are secured by substantially all of the Company’s assets. The term loan is payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. At March 31, 2012, the interest rate was 7.45%. The final payment for the term loan was made in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At March 31, 2012, the interest rate was 2.49%. The Company had approximately $5.8 million available under the line of credit at March 31, 2012.

In April 2007, the Company entered into an interest rate swap agreement with an initial notional amount of $6.5 million to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company has not applied hedge accounting. As a result, at the end of each reporting period, the change in fair value of the interest rate swap is recorded on the consolidated balance sheet, with any related gains or losses included in earnings. The interest rate swap agreement expired March 30, 2012 therefore there was no value at March 31, 2012.

Under the terms of the amended term loan and the revolving line of credit agreement, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1 and a minimum current ratio of 1.25:1. The Company was in compliance with its bank covenants at March 31, 2012.

9. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

During Fiscal 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or stock options to purchase up to 1,000,000 shares of common stock. As of March 31, 2012 there were 511,000 options available for grant under the 2006 Plan.

The 2006 Plan is administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 2006 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company. The exercise price of options granted under the 2006 Plan may not be less than the fair market value of the Company’s common stock on the date of grant, and may not be granted more than ten years from the date of adoption of the plan or exercised more than ten years from the date of grant.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

The following table sets forth the Company’s stock option activity during the year ended March 31, 2012:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2011	293,000	$5.43
Granted	204,000	6.82
Exercised	(19,500)	2.98
Forfeited	(10,500)	4.13

Outstanding at March 31, 2012	467,000	$6.17	7.80	$926,460

Exercisable at March 31, 2012	177,625	$6.52	6.06	$291,380

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2012:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of March 31, 2011	153,875	$2.70
Granted	204,000	4.26
Forfeited	(9,750)	2.64
Vested	(58,750)	2.96

Non-vested as of March 31, 2012	289,375	$3.75

The following table summarizes information about stock options outstanding at March 31, 2012:

Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price of options outstanding	Options exercisable	Weighted average exercise price of options exercisable
$ 1.72 – $ 3.44	52,000	7.23 yrs	$3.02	18,750	$3.20
$ 3.44 – $ 5.17	105,000	8.41 yrs	$4.06	39,375	$4.04
$ 5.17 – $ 6.89	5,000	9.56 yrs	$6.09	—	$—
$ 6.89 – $ 8.61	305,000	7.65 yrs	$7.44	119,500	$7.86

	467,000	7.80 yrs	$6.17	177,625	$6.52

Total stock-based compensation reported in the consolidated statements of operations for Fiscal 2012 and Fiscal 2011 was classified as follows:

	2012	2011
Cost of sales	$60,073	$50,292
Selling, general and administrative	215,476	137,285

Stock-based compensation	$275,549	$187,577

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

Unrecognized stock-based compensation expense, net of estimated forfeitures, related to the unvested options is approximately $0.9 million, and will be recorded over the remaining service period of 3.12 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.

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

For Fiscal 2012 and 2011 the expected term was calculated based upon the simplified method.

The Company has not declared or paid a cash dividend, and has no current plans to pay a cash dividend in the future.

The Company recognizes compensation expense for only those options that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options. In developing a forfeiture rate estimate, the Company considered its historical experience. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

The fair value of options issued during Fiscal 2012 and 2011 were estimated at the date of grant with the following weighted-average assumptions:

	2012	2011
Risk Free Interest Rate	1.39%	2.40%
Expected Life	6.25 years	6.25 years
Expected Volatility	68%	68%
Expected Dividend Yield	0%	0%

The per share weighted average fair value of stock options granted in Fiscal 2012 and 2011 was $4.26 and $2.61, respectively.

The total fair value of options that vested in Fiscal 2012 and 2011 was $173,334 and $228,098, respectively.

The total intrinsic value of options exercised during Fiscal 2012 and 2011 was $71,925 and $6,500, respectively.

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

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

11. INCOME TAXES

The following sets forth the provision for income taxes for Fiscal 2012 and 2011:

	2012	2011
Current:
Federal	$1,730,242	$521,773
State	620,421	138,826
Deferred:
Federal	(221,159)	101,023
State	(100,585)	19,660

Provision for income tax	$2,028,919	$781,282

The Company and its subsidiaries file a consolidated federal income tax return. Tax benefits from the early disposition of stock by optionees under incentive stock options and from exercises of non-qualified options are credited to additional paid-in capital, to the extent that the tax deduction exceeds stock compensation recorded for book purposes. The Company recorded $13,519 in tax benefits from early stock dispositions in Fiscal 2012. There were no tax benefits recorded in Fiscal 2011. Tax deficiencies related to the cancellation of non-qualified stock options is charged to additional paid in capital to the extent there are amounts available to absorb such tax deficiencies.

For Fiscal 2012 and 2011 the difference between the income tax provision computed at the Federal statutory rate of 34% and the actual tax provision is accounted for as follows:

	2012	2011
Taxes computed at the federal statutory rate	$1,850,105	$781,696
State income taxes (net of federal benefit)	357,850	1,370
Valuation allowance	(14,758)	103,230
Effect of permanent differences	(107,444)	7,494
Research and development tax credits	(56,834)	(110,768)
Settlements/reductions in uncertain tax positions	—	(1,740)

Income tax provision	$2,028,919	$781,282

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

At March 31, 2012 and 2011 deferred tax assets (liabilities) are comprised of:

	2012	2011
Net current deferred tax assets:
Accrued expenses	$531,025	$371,368
Inventory reserve	783,391	651,786
Bad debt reserve	220,750	208,830
Warranty reserve	94,468	104,322
UNICAP	245,660	229,151
Prepaid expenses	(15,188)	(11,570)

	$1,860,106	$1,553,887

Net long term deferred tax liabilities:
Stock compensation	$113,285	$96,012
State operating loss carryforward	88,472	127,310
State credits	—	3,541
Intangible amortization	(193,288)	(143,705)
Depreciation	(940,836)	(894,711)
Purchase price adjustment	(231,318)	(352,898)

	(1,163,685)	(1,164,451)
Valuation allowance	(88,472)	(103,230)

	$(1,252,157)	$(1,267,681)

As of March 31, 2012, the Company has state net operating loss carryforwards of approximately $1,297,000 of which $731,000 will expire in 2016, $121,000 in 2029 and $445,000 in 2030. A valuation allowance of $88,000 has been provided for the deferred tax asset relating to state net operating losses due to the uncertainty of future utilization. The Company’s effective tax rate was 37.3% and 34.0% for the years ended March 31, 2012 and 2011, respectively.

The amount of uncertain tax benefits in Fiscal 2011 of $1,740 was recognized due to statute of limitations expiring. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any. There were no interest and penalties accrued for the years ended March 31, 2012 and 2011 due to the uncertain tax benefit being recognized during the year.

As of March 31, 2012, the Company is subject to tax in the U.S. and various state jurisdictions. The Company is open to examination for tax years March 31, 2009 through 2012.

The Company finalized an IRS audit for its Fiscal 2008 tax returns in Fiscal 2011 with no findings.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

12. EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed based on the net income or loss for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted earnings per share for the years ended March 31, 2012 and 2011 are as follows:

	2012	2011
Net income	$3,412,565	$1,517,827
Weighted average shares outstanding	4,565,222	4,554,656
Basic earnings per share	$0.75	$0.33
Common stock equivalents	31,334	11,733
Weighted average common and common equivalent shares outstanding	4,596,556	4,566,389
Diluted earnings per share	$0.74	$0.33

At March 31, 2012 and 2011, 10,000 and 126,000 stock options, respectively, were excluded from the diluted earnings per share calculation because they would have been anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for manufacturing facilities and equipment, which expire in December 2013. The Company has options to extend leases in its leased facilities. The Company pays building operating costs in its leased facilities.

The aggregate future minimum lease payments, are as follows:

Fiscal Year Ending March 31,
2013	$646,746
2014	427,458

$1,074,204

Rental expense for the years ended March 31, 2012 and 2011 was $741,998 and $766,134, respectively.

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

Level 1—Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

Level 2—Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3—Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of March 31, 2012 and 2011.

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2012
Assets:
Money market fund (included in cash and cash equivalents)	—	$840,000	—	$840,000

Total assets at fair value	—	$840,000	—	$840,000

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2011
Assets:
Money market fund (included in cash and cash equivalents)	—	$740,000	—	$740,000

Total assets at fair value	—	$740,000	—	$740,000

Liabilities:
Interest rate swap (included in accrued expenses and other current liabilities)	—	$59,000	—	$59,000

Total liabilities at fair value	—	$59,000	—	$59,000

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

The fair value of the money market fund was determined based on pricing provided by a large investment bank. Since the valuation was not observable, the Company has classified it as level 2 securities. There has been no change in the per share fair value of the money market fund since March 31, 2011. The interest rate swap agreement expired March 30, 2012 therefore there was no value at March 31, 2012.

15. RELATED PARTY TRANSACTION

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

16. MAJOR CUSTOMERS

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronic marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. The top three customers accounted for 36%, 13% and 5% of the Company’s consolidated sales in Fiscal 2012. For Fiscal 2011, the top three customers accounted for 22%, 11% and 5% of the Company’s consolidated sales. The top customer also accounts for 32% of the Company’s accounts receivable at March 31, 2012 and 25% of the account receivable at March 31, 2011.

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

Exports accounted for 8% and 15% of the Company’s net sales in the years ended March 31, 2012 and 2011, respectively. Net sales representing shipments by geographical area of customers are shown below (in thousands):

	March 31,
	2012	2011
United States	$42,514	$29,937
Canada	297	530
Europe	2,475	4,290
Asia	608	472
Other	76	68

	$45,970	$35,297

MICRONETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012 AND 2011

18. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code under which it provides matching contributions of 50% on up to 6% of the participant’s annual salary.

Company contributions to the plan for Fiscal 2012 and 2011 were $231,606 and $199,756, respectively.

19. UNAUDITED QUARTERLY FINANCIAL INFORMATION (amounts in thousands, except per share amounts)

FISCAL 2012	Q1 FY12	Q2 FY12	Q3 FY12	Q4 FY12
Net sales	$10,039	$11,627	$12,046	$12,258
Gross margin	$3,180	$4,238	$3,711	$3,690
Gross margin %	32%	36%	31%	30%
Net income	$564	$1,083	$903	$863
Earnings per common share—Basic	$0.12	$0.24	$0.20	$0.19
Basic weighted average shares	4,558	4,562	4,567	4,573
Earnings per common share—Diluted	$0.12	$0.24	$0.20	$0.18
Diluted weighted average shares	4,566	4,585	4,612	4,642

FISCAL 2011	Q1 FY11	Q2 FY11	Q3 FY11	Q4 FY11
Net sales	$9,367	$8,984	$7,601	$9,345
Gross margin	$3,399	$3,076	$2,336	$2,741
Gross margin %	36%	34%	31%	29%
Net income	$500	$473	$101	$444
Earnings per common share—Basic	$0.11	$0.10	$0.02	$0.10
Basic weighted average shares	4,554	4,554	4,555	4,556
Earnings per common share—Diluted	$0.11	$0.10	$0.02	$0.10
Diluted weighted average shares	4,562	4,565	4,568	4,565