Form 10-K/A
period 2012-03-31
MICRONETICS INC
filed 2012-07-27
CIK 820097

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

On July 9, 2012, there were 4,575,663 shares of the issuer’s common stock outstanding.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“Fiscal 2012”), originally filed on May 31, 2012 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within the 120 days of Fiscal 2012. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information as to our current directors and executive officers:

Name	Age	Position with the Company	Director Since
David Siegel*	86	Director	April 1987
David Robbins	47	Chief Executive Officer and Director	August 2003
Gerald Y. Hattori*	60	Director	September 2004
D’Anne Hurd*	61	Lead Independent Director	October 2006
Kevin Beals	50	President
Carl Lueders	62	Chief Financial Officer

*	Member of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Mr. Gerald Y. Hattori has been a director of the company and chair of the Audit Committee since September 2004 and was Lead Independent Director from October 2006 to October 2011. Mr. Hattori is also currently chair of the Compensation Committee. Mr. Hattori brings to the board of directors over 35 years of professional experience in financial operations, accounting, financial planning, budgets, audits, strategic planning, investor relations, mergers and acquisitions, debt and equity financings and IPOs. Mr. Hattori is experienced in large and small corporations, both public and private. He was responsible for the successful completion of three IPO’s during the period between 1996 and 2000 and six merger and acquisition transactions since 1995. Mr. Hattori served as a director of AirNet Communications Corporation from April 2003 until October 2006. He was a member of the audit, compensation and finance committees and was chair of the nominating committee. Mr. Hattori is the President and Founder of Evolution Management, Inc., a business advisory and strategic planning firm that provides operational expertise to startup and emerging growth companies.

Ms. D’Anne Hurd has been a director of the Company and chair of its Nominating and Corporate Governance Committee since October 2006 and has been the Lead Independent Director since October 2011. As an independent director she has also served on the Audit Committee and the Compensation Committee since October 2006. Ms. Hurd brings to the Board 40 years of experience in finance, corporate and securities law and business development in a wide range of companies from start-ups to established public companies. Ms. Hurd has significant experience in IPO’s, strategic alliances/joint ventures and mergers and acquisitions, and has handled over 30 such transactions during her career. Ms. Hurd also serves on the Board of Directors of Data Translation, Inc. (DATX), a manufacturer of high performance USB, Ethernet and PCI data acquisition hardware and test and measurement software, where she is chair of the Audit and Compensation Committees, and on the Board of Directors and Audit and Compensation Committees of Hiperos, LLC, a SaaS provider of software solutions for the management of third party vendors and channel partners. Ms. Hurd currently serves as President of Crawford Consulting, a management and transaction consulting firm. From January 2006 until April 2010, Ms. Hurd served as Vice President and General Counsel for Worcester Polytechnic Institute (WPI) and Vice President for Business Development at Gateway Park (WPI’s life sciences/ bioengineering commercial real estate development) handling all financial, legal and marketing aspects of this initiative. Prior to joining WPI, Ms. Hurd served as Senior Vice President, CFO and Treasurer of NMS Communications, Inc. (NMSS), a provider of wireless telecommunications equipment. Ms. Hurd has served as CFO and General Counsel of several high tech and biotech companies in the greater Boston area. Her career started in finance with PepsiCo, Inc. and GTE Corporation. Ms. Hurd has served two five-year terms on the Board of Directors of the New England Chapter of the National Association of Corporate Directors (NACD) and currently serves on the faculty of NACD’s Board Advisory Board Services Group. She is a frequent speaker on corporate governance issues.

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

Mr. David Siegel has been a director of the company since April 1987. Mr. Siegel brings to the Board extensive knowledge of the company and its operations as well as significant experience as both an executive and member of the board of directors of established private and public companies in the electronics industry. Mr. Siegel has been in the electronics distribution business for over 50 years. Mr. Siegel is also a director and chair of the Compensation Committee of Surge Components, Inc. (SPRS), a distributor of passive electronic products and components. Mr. Siegel was also a director and member of the Corporate Governance and Special Committees of Nu Horizons, Inc. (NUHC), a distributor of electronic components, until its acquisition in January 2011 by Arrow Electronics, Inc. Since 1983 Mr. Siegel has held executive level positions at Great American Electronics, a distribution company which he founded, and is currently serving as its President. Mr. Siegel has played a lead role in managing Great American Electronics’ operations and expanding its business into the real estate management and real estate ownership areas. Mr. Siegel has served on the Board of Directors of a number of public companies in the electronics industry. Mr. Siegel was a member of the Board of Directors of Kent Electronics Corporation for over ten years and helped Kent Electronics complete a successful sale of the company to Avnet, Inc. in 2001. Mr. Siegel has also served on the Board of Directors of Diplomat Electronics Inc. and Quantech Electronics Corporation. As a director he has been involved in a number of IPOs and merger and acquisition transactions.

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

Mr. Carl Lueders has been Chief Financial Officer since October 2010. Mr. Lueders served as Acting Chief Financial Officer of the company from August 2008 until October 2010. Mr. Lueders spent 22 years at Polaroid Corporation, a $2 billion manufacturer and distributor of instant, photographic products. During his last six years at Polaroid, Mr. Lueders served as Chief Financial Officer, Treasurer and Vice-President and Controller. Most recently, from 2005 until 2007, Mr. Lueders was Chief Financial Officer of Pro-Pharmaceuticals, Inc. an early stage public biotech company. From 2003 until 2004, Mr. Lueders was the Chief Financial Officer of R. F. Morse & Son, Inc., a privately-held supplier of agricultural products. Mr. Lueders also serves as a Director for Boston Therapeutics, Inc., an early stage, public, drug development company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Based solely on its review of the copies of such forms and amendments thereto received by it, the Company believes that during Fiscal 2012 all executive officers, directors and owners of ten percent of the outstanding shares of Common Stock complied with all applicable filing requirements.

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

Committees of the Board of Directors

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The purpose of the Audit Committee is to perform general oversight of the Company’s accounting and financial reporting processes and the audits of its financial statements. Ms. Hurd and Messrs. Siegel and Hattori are the current members of the Audit Committee. All three of the members of the Audit Committee are “independent directors” within the meaning of the applicable rules of the Commission and the Nasdaq Stock Market, Inc. Mr. Hattori is the chairman of the Audit Committee. The Board of Directors has determined that all members of the Audit Committee qualify as “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company’s website, www.Micronetics.com. During Fiscal 2012, the Audit Committee met five times and each member of the Audit Committee attended four such meetings and a quorum was present at one meeting.

Compensation Committee

The Company established a Compensation Committee on October 20, 2005. The primary function of the Compensation Committee is to review and make recommendations to the Board on the Company’s compensation practices and policies; and to recommend the salaries and incentive compensation of the Chief Executive Officer and other executive officers. In addition the Compensation Committee administers and interprets the Company’s equity-based plans, including determining the individuals to whom stock options are awarded, the terms upon which the option grants are made, and the number of shares subject to each option granted. Ms. Hurd and Messrs. Siegel and Hattori are the current members of the Compensation Committee. Mr. Hattori is the chairman of the Compensation Committee. All three of the members of the Compensation Committee are “independent directors” within the meaning of the applicable rules of the Commission and the Nasdaq Stock Market, Inc. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company’s website, www.Micronetics.com. During Fiscal 2012, the Compensation Committee met six times and each member of the Compensation Committee attended each such meeting.

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

The Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee. A copy of such charter is available on the Company’s website, www.Micronetics.com. During Fiscal 2012, the Nominating and Corporate Governance Committee met one time and each member of the Nominating and Corporate Governance committee attended the meeting.

Item 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended March 31, 2012 and March 31, 2011 (“Fiscal 2011”) for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers on March 31, 2012. We refer to these officers as our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
David Robbins Chief Executive Officer	2012 2011	224,200 200,000	(2)	100,000 50,000	(3) (5)	— —	9,242 9,173	(4) (6)	333,442 259,173

Kevin Beals President	2012 2011	180,000 180,000		90,000 25,000		111,277 —	11,113 11,478	(7) (8)	392,390 216,478

Carl Lueders Chief Financial Officer	2012 2011	180,000 218,200		47,500 25,000		— 65,353	6,276 702	(9) (10)	233,776 309,255

(1)	The amounts listed in this column reflect the aggregate grant date fair value of option awards granted during Fiscal 2012 in accordance with FASB ASC Topic 718, pursuant to the 2006 Equity Incentive Plan. Assumptions used in the calculations of these amounts are included in Note 9 to our Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2012. These options are incentive stock options issued under the 2006 Equity Incentive Plan and represent the right to purchase shares of Common Stock at a fixed price per share. The exercise price per share equals the closing price of our shares on the date of grant
(2)	Prior to Fiscal 2012, Mr. Robbins base salary was $200,000. In May 2011, our compensation committee undertook a detailed study of base salaries for chief executive officers in our industry and geographic area. Based on this study, Mr. Robbins’ annual base salary was set at $235,000 in August 2011. Therefore the 2012 year reflects an aggregate total of $224,200.
(3)	Pursuant to the terms of an employment agreement between the Company and Mr. Robbins, Mr. Robbins was entitled to a cash bonus for Fiscal 2012 determined by our compensation committee in accordance with our Incentive Compensation Plan. For Fiscal 2012, Mr. Robbins was entitled to a bonus of $100,000.
(4)	Includes expenses relating to furnishing an automobile of $6,000, company matching contributions to the Company’s 401(k) plan of $2,242 and life and disability insurance premiums of $1,000.

(5)	Pursuant to the terms of an employment agreement between the Company and Mr. Robbins, Mr. Robbins was entitled to a cash bonus for Fiscal 2011 based in part on the year over year change in the Company’s profit before tax for Fiscal 2011 as compared to the prior year. In discussing Mr. Robbins’ bonus for Fiscal 2011, the Compensation Committee determined that if the bonus were to be calculated strictly by the terms of Mr. Robbins’ employment agreement, the bonus payable to Mr. Robbins would have been overstated due to lower than expected improvement in year over year operating profit performance. At Mr. Robbins’ request, the Compensation Committee met with Mr. Robbins to discuss the potential overstatement of the bonus payable to Mr. Robbins. The Compensation Committee also met separately as a committee and after a detailed discussion determined to award Mr. Robbins a bonus equal to $50,000 for Fiscal 2011. Mr. Robbins concurred with the Compensation Committee’s decision.
(6)	Includes expenses relating to furnishing an automobile of $6,000, company matching contributions to the Company’s 401(k) plan of $2,035 and life and disability insurance premiums of $1,138.
(7)	Includes expenses relating to furnishing an automobile of $4,800, company matching contributions to the Company’s 401(k) plan of $5,398 and life and disability insurance premiums of $915.
(8)	Includes expenses relating to furnishing an automobile of $4,800, company matching contributions to the Company’s 401(k) plan of $5,608 and life and disability insurance premiums of $1,070.
(9)	Includes expenses relating to company matching contributions to the Company’s 401(k) plan of $5,400 and life and disability insurance premiums of $876.
(10)	Includes expenses relating to company matching contributions to the Company’s 401(k) plan of $416 and life and disability insurance premiums of $286.

Employment Agreements

David Robbins

On July 22, 2011, the Company entered into an Employment Agreement (the “Employment Agreement”) with David Robbins, its Chief Executive Officer. Pursuant to the terms of the Employment Agreement, Mr. Robbins will receive an annual base salary of $235,000. Mr. Robbins is also eligible for a bonus determined annually by the compensation committee in accordance with our Incentive Compensation Plan. For Fiscal 2012, Mr. Robbins received a bonus of $100,000. In addition, Mr. Robbins is eligible to receive employee benefits available to the Company’s employees as well as benefits available to other officers of the Company. Mr. Robbins’ employment agreement contains a non-compete provision. In addition, under the terms of his employment agreement, if Mr. Robbins is terminated or voluntarily resigns his position following a change of control of the company, we must pay Mr. Robbins a lump sum severance payment equal to (i) six months of his base salary, and (ii) any bonus under the executive bonus plan to which our compensation committee determines Mr. Robbins is entitled. In addition, for a period of six months from the date of such termination of employment we must continue to provide, or directly reimburse, Mr. Robbins and his immediate family with group medical insurance coverage.

Carl Lueders

On August 29, 2011, the Company entered into a Severance Agreement (the “Severance Agreement”) with Carl Lueders, its Chief Financial Officer. The Severance Agreement provides that if Mr. Lueders’ employment is terminated either by the Company without “Cause” (as defined in the Severance Agreement) or by Mr. Lueders for “Good Reason” (as defined in the Severance Agreement) following a “Change in Control” (as defined in the Company’s 2006 Equity Incentive Plan) then Mr. Lueders will (i) be paid a single lump sum cash payment equal to his earned but unpaid base salary and accrued but unpaid vacation, and (ii) be paid a single lump sum cash payment equal to 50% of his annual base salary then in effect and any bonus to which he was or would have been entitled under the Company’s executive bonus plan or any successor thereto, determined on a pro rata basis. In addition, to the extent Mr. Lueders has options that have not previously vested in accordance with their terms, such options shall vest and become exercisable on such termination date. Further, during the period from such termination date and continuing until the 12-month anniversary thereof, the Company shall pay Mr. Lueders directly or reimburse him for health care premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended. Finally, for a period not to exceed 12 months following such termination date, the Company shall, at its expense, provide Mr. Lueders with outplacement services.

On June 8, 2012, the Company also entered into a Letter Agreement (the “Letter Agreement”) with Mr. Lueders. Subject to the conditions set forth in the Letter Agreement, Mr. Lueders is entitled to receive a cash bonus equal to 100% of his then-current annual base salary on the earliest of (i) March 7, 2013, (ii) the date on which his employment with us is terminated either by us without cause or by Mr. Lueders for good reason (each as defined in the Severance Agreement), or (iii) the date on which the proposed merger with Mercury Computer Systems, Inc. is consummated.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of March 31, 2012.

Name		Number of Securities Underlying Unexercised Options		Option Exercise Price		Option Expiration Date
	Option Grant Date	Exercisable Options	Unexercisable Options
David Robbins	—	—	—		—	—
Kevin Beals	8/15/2011 3/31/2010 10/19/2006	— 12,500 45,000	25,000 12,500 —	$ $ $	7.14 4.02 8.09	8/14/2021 3/31/2020 10/19/2016
Carl Lueders	1/26/2011	6,250	18,750		$4.11	1/26/2021

All of the options listed above vest annually at the rate of 25% per year beginning the first anniversary of the grant date provided the holder of the option is an employee of the company. The exercise price of each option is set at the closing stock price on the date of grant. Option grants are approved by the Board of Directors. No options were exercised in Fiscal 2012.

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for Fiscal 2012.

Name	Fees Earned or Paid in Cash $(3)		Option Awards (1)(2) $	All Other Compensation $	Total $
Gerald Y. Hattori	48,200	(4)	44,511	—	92,711
D’Anne Hurd	38,200	(5)	44,511	—	82,711
David Siegel	25,200		44,511	—	70,911

(1)

The amounts listed in this column reflect the aggregate grant date fair value of option awards granted during Fiscal 2012 in accordance with FASB ASC Topic 718, pursuant to the 2006 Equity Incentive Plan. Assumptions used in the calculations of these amounts are included in Note 9 to our Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2012. These options are incentive stock options issued under the 2006 Equity Incentive Plan and represent the right to purchase shares of Common Stock at a fixed price per share (the grant date fair market value of the shares of Common Stock underlying the options

(2)	As of March 31, 2012, each non-employee director holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Gerald Y. Hattori	20,000
D’Anne Hurd	30,000
David Siegel	20,000

(3)	Each non-employee director of Micronetics received a fee of $2,000 per month from April 2011 to September 2011 and $2,200 per month from October 2011 to March 2012.
(4)	In addition to the monthly board fees referenced above, Mr. Hattori received $13,000 in fees for serving as Lead Director, Chair of the Audit Committee and Chair of the Compensation Committee from April 2011 to September 2011. Though Mr. Hattori’s roles as Lead Director was transitioned at the Annual Meeting in October 2011, he continued on as Chair of the Audit Committee and Chair of the Compensation Committee and received $10,000 in fees for October 2011 through March 2012.
(5)	In addition to the monthly board fees referenced above, Ms. Hurd received $3,000 in fees for serving as Chair of the Nominating and Corporate Governance Committee from April 2011 to September 2011. At the Annual Meeting of 2011, Ms. Hurd assumed the Lead Director role in addition to maintaining the Chair of the Nominating and Corporate Governance Committee role and received $10,000 in fees from October 2011 to March 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

At the close of business on July 9, 2012, there were issued and outstanding 4,575,663 shares of our Common Stock entitled to cast 4,575,663 votes. On July 9, 2012, the closing price of our Common Stock as reported on the Nasdaq Capital Market was $14.72 per share. The following table provides information, as of July 9, 2012, with respect to the beneficial ownership of our Common Stock by:

•	each person known by us to be the beneficial owner of five percent or more of our Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

This information is based upon information received from or on behalf of the individuals named therein.

Name (1)	Shares of Common Stock Owned		Common Stock Options Owned (2)		Total Beneficial Ownership (2)		Percent of Outstanding Shares
Noelle Kalin	571,363		—		571,363		12.5%
David Siegel	182,770	(3)	20,000	(4)	202,770	(4)	4.4%
David Robbins	118,580		—		118,580		2.6%
Gerald Y. Hattori	—		20,000	(4)	20,000	(4)	*
D’Anne Hurd	2,013		30,000	(4)	32,013	(4)	*
Kevin Beals	24,249		63,750		87,999		1.9%
Carl Lueders	17,000		6,250		23,250		*
All current executive officers and directors as a group (6 persons)	344,612		140,000		484,612		10.6%

*	less than 1%
(1)	Unless otherwise noted: (i) each person identified possesses sole voting and investment power over the shares listed; and (ii) the address of each person identified is c/o Micronetics, Inc., 26 Hampshire Drive, Hudson, New Hampshire 03051.
(2)	Includes shares subject to currently exercisable options (including options that will become exercisable within 60 days of July 9, 2012). These shares are deemed to be outstanding for purposes of determining the percent of outstanding shares with respect to each beneficial owner and all executive officers and directors as a group.
(3)	Includes (i) 33,050 shares of Common Stock owned of record by RJW Trading Corp., a personal holding company 100% owned by Mr. Siegel and members of his family, and (ii) 14,970 shares of Common Stock held in his retirement account.
(4)	Includes 7,500 shares that will vest upon a change of control of the company for each of Mr. Siegel, Mr. Hattori and Ms. Hurd, respectively.

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

Kevin Beals, the President of the company, is a partial owner of SBJ Development, LLC, which owns the facility in which Stealth Microwave, Inc., one of the company’s subsidiaries, is located.

In accordance with our Audit Committee charter, the Audit Committee reviewed and approved the terms of the lease.

Since April 1, 2011, Micronetics has not been a participant in any other transaction that is reportable under Item 404(d) of Regulation S-K.

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

Item 14. Principal Accounting Fees and Services

The following table shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Grant Thornton LLP for Fiscal 2012 and Fiscal 2011.

Type of Service	Amount of Fee for
	Fiscal 2012	Fiscal 2011
Audit Fees	$208,477	$207,436
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$208,477	$207,436

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

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During Fiscal 2012, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONETICS, INC.

Dated: July 27, 2012	By:	/s/ DAVID ROBBINS
David Robbins, Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: July 27, 2012	By:	/s/ CARL LUEDERS
Carl Lueders, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID ROBBINS David Robbins	Chief Executive Officer and Treasurer (Principal Executive Officer)	July 27, 2012

/S/ DAVID SIEGEL David Siegel	Director	July 27, 2012

/S/ DOROTHY ANNE HURD Dorothy Anne Hurd	Director	July 27, 2012

/S/ GERALD HATTORI Gerald Hattori	Director	July 27, 2012