Form 10-Q
period 2012-06-30
MICRONETICS INC
filed 2012-08-07
CIK 820097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-17966
_______________________________________
MICRONETICS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________

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
Yes   ☐     No   ☒
As of August 6, 2012, the issuer had 4,575,663 shares of common stock, par value $.01 per share, outstanding.

MICRONETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MICRONETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$604,103	$856,931
Accounts receivable, net of allowance for doubtful accounts of $533,929 and $540,766 at June 30, 2012 and March 31, 2012, respectively	5,521,624	6,901,681
Inventories, net	12,907,088	12,920,669
Deferred tax assets	1,860,106	1,860,106
Prepaid income taxes	672,640	23,713
Prepaid expenses and other current assets	300,084	299,930
Total current assets	21,865,645	22,863,030
Property, plant and equipment, net	4,848,496	4,746,162
Other assets:
Security deposits	79,226	79,226
Other long term assets	—	2,060
Intangible assets, net	706,729	761,848
Goodwill	1,117,197	1,117,197
Total other assets	1,903,152	1,960,331
TOTAL ASSETS	$28,617,293	$29,569,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$325,000
Line of credit	3,551,151	4,220,045
Accounts payable	1,397,514	1,132,013
Accrued expenses and other current liabilities	3,675,883	3,645,554
Deferred revenue	138,873	300,828
Total current liabilities	8,763,421	9,623,440
Deferred tax liabilities	1,252,157	1,252,157
Total liabilities	10,015,578	10,875,597
Shareholders’ equity:
Preferred stock, $0.10 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,413,217 issued, 4,575,663 outstanding at June 30, 2012 and March 31, 2012, respectively	54,014	54,014
Additional paid-in capital	12,704,344	12,627,614
Retained earnings	8,823,752	8,992,693
	21,582,110	21,674,321
Treasury stock at cost, 837,554 shares at June 30, 2012 and March 31, 2012	(2,980,395)	(2,980,395)
Total shareholders’ equity	18,601,715	18,693,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,617,293	$29,569,523
The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	June 30, 2012	July 2, 2011
Net sales	$10,606,970	$10,039,293
Cost of sales	7,440,324	6,859,064
Gross margin	3,166,646	3,180,229
Operating expenses:
Research and development	324,129	413,695
Selling, general and administrative	1,975,197	1,756,996
Merger-related expenses	1,150,171	—
Amortization of intangible assets	55,119	78,511
Total operating expenses	3,504,616	2,249,202
(Loss) income from operations	(337,970)	931,027
Other income (expense):
Interest income	95	1,380
Interest expense	(20,392)	(81,610)
Change in fair value of interest rate swap	—	34,597
Miscellaneous income	1,399	3,149
Total other expense	(18,898)	(42,484)
(Loss) income before provision for income taxes	(356,868)	888,543
(Benefit) provision for income taxes	(187,927)	324,171
Net (loss) income	$(168,941)	$564,372
(Loss) earnings per common share
Basic	$(0.04)	$0.12
Diluted	$(0.04)	$0.12
Weighted average common shares outstanding
Basic	4,575,663	4,558,447
Diluted	4,575,663	4,566,378
The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares Outstanding	Par Value
Balance at March 31, 2012	4,575,663	$54,014	$12,627,614	$8,992,693	$(2,980,395)	$18,693,926
Stock-based compensation	—	—	76,730	—	—	76,730
Net loss	—	—	—	(168,941)	—	(168,941)
Balance at June 30, 2012	4,575,663	$54,014	$12,704,344	$8,823,752	$(2,980,395)	$18,601,715
The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended,
	June 30, 2012	July 2, 2011
Cash flow from operating activities:
Net (loss) income	$(168,941)	$564,372
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	367,295	384,063
Stock-based compensation	76,730	43,411
Change in fair value of interest rate swap	—	(34,597)
Provision (credit) for doubtful accounts	(6,837)	(23,283)
Provision for inventory obsolescence and losses	81,519	66,530
Changes in operating assets and liabilities:
Accounts receivable	1,386,894	567,180
Inventories	(67,938)	(1,647,287)
Other long term assets	2,061	2,061
Prepaid income taxes	(648,927)	272,449
Prepaid expenses, other current assets, and other assets	(154)	(15,186)
Accounts payable	265,500	(701,067)
Accrued expenses	30,329	1,100,219
Deferred revenue	(161,955)	255,442
Net cash provided by operating activities	1,155,576	834,307
Cash flows from investing activities:
Capital expenditures	(414,511)	(237,761)
Net cash used in investing activities	(414,511)	(237,761)
Cash flows from financing activities:
Net (payments) proceeds from line of credit	(668,893)	316,326
Repayments on term loan	(325,000)	(650,000)
Repayments of capital leases	—	(55,089)
Proceeds from exercise of stock options	—	11,250
Net cash used in financing activities	(993,893)	(377,513)
Net change in cash and cash equivalents	(252,828)	219,033
Cash and cash equivalents at beginning of period	856,931	745,116
Cash and cash equivalents at end of period	$604,103	$964,149
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,528	$109,558
Income taxes	$461,000	$55,000
The accompanying notes are an integral part of these consolidated financial statements.

MICRONETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. It is suggested that these consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2012. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 30, 2012 and the results of operations for the thirteen weeks ended June 30, 2012 and July 2, 2011.
The results of operations for the thirteen weeks ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending March 31, 2013.
The Company reports its fiscal quarters for the 13-week period ending on the Saturday nearest June 30, September 30 and December 31. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The first quarter of Fiscal 2013 reflects 91 days as compared to the first quarter of Fiscal 2012 which reflects 93 days. The Company’s current fiscal year end is March 31, 2013.
The Company evaluated its June 30, 2012 financial statements for subsequent events through the date the financial statements were issued. Other than the events described in footnote 16, the Company is not aware of any subsequent events which would require recognition or disclosure in its financial statements.

2. PLAN OF MERGER
On June 8, 2012, the Company, Mercury Computer Systems, Inc., a Massachusetts corporation ("Mercury"), and Wildcat Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Mercury ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Mercury will acquire all of the outstanding shares of the Company for $14.80 per share in cash, without interest, and pursuant to which Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Mercury (the "Merger").
On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Company's Board of Directors, at the effective time of the Merger (the "Effective Time"), and as a result thereof, each share of the Company's common stock, par value $0.01 per share ("Micronetics Common Stock") that is issued and outstanding immediately prior to the Effective Time (other than Micronetics Common Stock owned directly or indirectly by Mercury or any subsidiary of the Company, which will be canceled without payment of any consideration, and Micronetics Common Stock for which dissenters' rights have been validly exercised and not withdrawn) will be converted at the Effective Time into the right to receive $14.80 in cash, without interest (the "Merger Consideration"), subject to adjustment under certain conditions as described in the Merger Agreement. Each option to purchase Micronetics Common Stock that is vested and outstanding immediately prior to the Effective Time, including options which by their terms vest immediately prior to the Effective Time (each, a "Vested Option") shall be canceled at the Effective Time and, in exchange therefore, each former holder of any such canceled Vested Option shall be entitled to receive, in cash, the amount by which the Merger Consideration exceeds the exercise price of such Vested Option multiplied by the number of shares of Micronetics Common Stock subject to such Vested Option. Each option to purchase Micronetics Common Stock that is unvested and outstanding immediately prior to the Effective Time shall be assumed by Mercury.
Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of Micronetics Common Stock (the “ Stockholder Approval ”), (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, if applicable, and (iv) the absence of a material adverse effect with respect to the Company. The consummation of the Merger is not subject to a financing condition.
The Merger Agreement contains certain termination rights for both Mercury and the Company, and further provides that, upon termination of the Merger Agreement in certain circumstances, including if the Merger Agreement is terminated by Mercury in the event the Board of Directors of the Company effects certain changes to its recommendation regarding the Merger, the Company would be required to pay Mercury a termination fee equal to $2,520,000.
A Special Meeting of the Shareholders is scheduled for August 8, 2012 to consider and vote upon the Merger.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as Item 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2012.

3. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Goodwill and intangible assets-Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired.
Intangible assets consist of certain identifiable assets resulting from business combinations, including intellectual property, customer relationships and tradename. These assets are being amortized over their estimated useful lives.
At June 30, 2012 we determined that no new triggering events had occurred warranting an impairment assessment of our intangible assets.
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
Recently adopted accounting pronouncements— In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (ASC Topic 820)-Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders' equity. The adoption of this provision did not have an impact on the Company's consolidated financial statements.

4. INVENTORIES
At June 30, 2012 and March 31, 2012, inventories consisted of the following:

	June 30, 2012	March 31, 2012
Raw materials	$8,492,146	$8,343,760
Work in process	4,579,999	4,538,884
Finished goods	1,737,141	1,858,704
	14,809,286	14,741,348
Less: allowance for obsolescence	(1,902,198)	(1,820,679)
	$12,907,088	$12,920,669

5. PROPERTY, PLANT AND EQUIPMENT
At June 30, 2012 and March 31, 2012, property, plant and equipment consisted of the following:

	June 30, 2012	March 31, 2012
Land	$162,000	$162,000
Buildings and leasehold improvements	2,128,202	2,106,444
Machinery and equipment	13,543,677	13,154,605
Furniture, fixtures and other	236,521	236,521
	16,070,400	15,659,570
Less: accumulated depreciation	(11,221,904)	(10,913,408)
	$4,848,496	$4,746,162

Depreciation expense associated with property, plant and equipment was approximately $309,000 and $306,000 for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively.

6. INTANGIBLE ASSETS AND GOODWILL
The Company tests goodwill for impairment annually as of year-end and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No triggering events requiring an interim impairment test occurred in the thirteen week period ended June 30, 2012.
The following table presents details of the Company’s finite-lived intangible assets as of June 30, 2012 and March 31, 2012 (in thousands):

	Useful Life (years)	June 30, 2012			March 31, 2012
Intangible Assets		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships (non-contractual)	3-10	$2,956	$2,377	$579	$2,956	$2,337	$619
Trade name	10	260	132	128	260	125	135
Developed technology-drawings	3-5	513	513	—	513	505	8
		$3,729	$3,022	$707	$3,729	$2,967	$762
The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets. The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)
2013 (remainder of year)	$108
2014	144
2015	144
2016	144
2017	144
Thereafter	23
Total	$707

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
At June 30, 2012 and March 31, 2012, accrued expenses and other current liabilities consisted of the following:

	June 30, 2012	March 31, 2012
Unbilled payables	$1,679,133	$1,186,273
Payroll, benefits and related taxes	1,286,448	1,554,186
Warranty	232,991	231,415
Commissions	114,537	231,328
Customer deposits	357,823	436,079
Miscellaneous	4,951	6,273
	$3,675,883	$3,645,554
Included in accrued payroll are bonuses of $169,590 and $771,387 at June 30, 2012 and March 31, 2012, respectively.

8. DEBT
At June 30, 2012 and March 31, 2012, long-term debt consisted of the following:

	June 30, 2012	March 31, 2012
Term loan	$—	$325,000
Capital leases	—	—
	—	325,000
Less current portion	—	325,000
Long-term debt, net of current portion	$—	$—

Term Loan and Revolver
In March 2007, the Company entered into a credit facility which consisted of a $6.5 million five year secured term loan and a $5.0 million three year revolving line of credit. In Fiscal 2009, the revolving line of credit was extended by two years. On August 13, 2010, the revolving line of credit was increased to $7.5 million and was extended until March 31, 2013.
On September 19, 2011, the Company entered into an amendment to the term loan and revolving line of credit agreement under which the revolving line of credit was increased to $10 million and extended until September 30, 2015. The term loan and revolving line of credit are guaranteed by the Company's subsidiaries and are secured by substantially all of the Company’s assets. The term loan was payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. The final payment for the term loan was made in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At June 30, 2012, the interest rate was 2.49%. The Company had approximately $6.4 million available under the line of credit at June 30, 2012.
In April 2007, the Company entered into an interest rate swap agreement with an initial notional amount of $6.5 million to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company had not applied hedge accounting. As a result, at the end of each reporting period, the change in fair value of the interest rate swap was recorded on the consolidated balance sheet, with any related gains or losses included in earnings. The interest rate swap agreement expired March 30, 2012. Therefore, there was no change in fair value at June 30, 2012 as compared to $34,597 at July 2, 2011.
Under the terms of the amended term loan and the revolving line of credit agreement, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1 and a minimum current ratio of 1.25:1. The Company was in compliance with its bank covenants at June 30, 2012.

9. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION
During Fiscal 2007, the Company adopted a stock option plan entitled “The 2006 Equity Incentive Plan” (the “2006 Plan”) under which the Company may grant shares of restricted stock or stock options to purchase up to 1,000,000 shares of common stock. As of June 30, 2012, there were 521,000 options available for grant under the 2006 Plan.
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
The following table sets forth the Company’s stock option activity during the thirteen weeks ended June 30, 2012:

	Shares Underlying options	Weighted Average Exercise price	Weighted Average Remaining Contractual life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	467,000	$6.17		$—
Granted	—	—		—
Exercised	—	—		—
Expired	—	—		—
Forfeited	(10,000)	$4.70		—
Outstanding at June 30, 2012	457,000	$6.20	7.54	$3,891,900
Exercisable at June 30, 2012	197,000	$6.35	5.88	$1,649,693

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2012:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of March 31, 2012	289,375	$3.75
Granted	—	—
Forfeited	(10,000)	2.93
Vested	(19,375)	2.93
Non-vested as of June 30, 2012	260,000	$3.84

The following table summarizes the classification of stock-based compensation for the thirteen weeks ended June 30, 2012 and July 2, 2011:

	Thirteen Weeks Ended
	June 30, 2012	July 2, 2011
Cost of sales	$14,635	$9,869
Selling, general and administrative	62,095	33,542
Stock-based compensation effect on income before taxes	$76,730	$43,411
Unrecognized stock-based compensation expense related to the unvested options at June 30, 2012 is approximately $0.8 million million, and will be recorded over the remaining vesting period of 3.43 years. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.
There were no options granted during the thirteen weeks ended June 30, 2012 and 20,000 options granted during the thirteen weeks ended July 2, 2011. The fair value of options issued was estimated at the date of grant using the following weighted-average assumptions for the thirteen weeks ended July 2, 2011 were as follows:

Risk free interest rate	2.05 - 2.52%
Expected life	6.25 years
Expected volatility	67.95 - 68.11%
Forfeiture rate	2.92%
Expected dividend yield	—%
The per share fair value of stock options granted for the thirteen weeks ended July 2, 2011 was $2.64.

10. INCOME TAXES
The Company’s effective tax rate was 52.7% for the thirteen weeks ended June 30, 2012. The effective tax rate for the thirteen weeks ended July 2, 2011 was 36.5%. The effective tax rate for the thirteen weeks ended June 30, 2012 is based on the projected annual pre-tax income for fiscal year 2013, including the impact of nondeductible merger-related expenses. The effective tax rate could change depending on the outcome of the Special Meeting of the Shareholders scheduled for August 8, 2012 to consider and vote upon the Merger.
The Company is subject to tax in the U.S. Federal and various state jurisdictions. The Company is open to examination for tax years March 31, 2009 through 2012.
As of June 30, 2012, there are no uncertain tax benefits recognized. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax position as a component of income tax expense, if any.

11. EARNINGS PER SHARE
Basic earnings per share, or EPS, is computed based on the net income or loss for each period divided by the weighted average actual shares outstanding during the period. Diluted earnings per share is computed based on the net income or loss per period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The computations of basic and diluted EPS for the thirteen weeks ended June 30, 2012 and July 2, 2011 are:

	Thirteen Weeks Ended
	June 30, 2012	July 2, 2011
Net (loss) income	$(168,941)	$564,372
Weighted average shares outstanding	4,575,663	4,558,447
Basic (loss) earnings per share	$(0.04)	$0.12
Common stock equivalents	—	7,931
Weighted average common and common equivalent shares outstanding	4,575,663	4,566,378
Diluted (loss) earnings per share	$(0.04)	$0.12

At June 30, 2012 and July 2, 2011, 457,000 and 126,000 stock options, respectively, were excluded from the diluted earnings per share calculation because the effect would have been anti-dilutive.

12. FAIR VALUE MEASUREMENTS
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value on a recurring basis, include the following as of June 30, 2012 and March 31, 2012:

June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2012
Assets:
Money market fund (included in cash and cash equivalents)	—	$599,000	—	$599,000
Total assets at fair value	—	$599,000	—	$599,000

March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2012
Assets:
Money market fund (included in cash and cash equivalents)	—	$840,000	—	$840,000
Total assets at fair value	—	$840,000	—	$840,000

13. RELATED PARTY TRANSACTION
On December 4, 2008, Micronetics, Inc. entered into a lease with SBJ Development, LLC (the “Landlord”) for a new headquarters for Stealth Microwave, Inc., its subsidiary. The property is located in the Township of Ewing, New Jersey. The lease has an initial term of five years and contains three options to extend the lease, each for a term of five years. The annual rent for the initial term of the lease is $225,600.
Kevin Beals, President of Micronetics, is a member of the Landlord. Mr. Beals owns sixteen percent of the outstanding units of membership interest of the Landlord.
The Audit Committee of the Board of Directors of Micronetics reviewed and approved the terms of the lease prior to its execution.

14. MAJOR CUSTOMER
The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or the defense electronics marketplace. Many of those customers are prime contractors for defense work or Fortune 500 companies with world-wide operations. One customer, ITT Exelis, accounted for 33% of the Company’s consolidated sales for the thirteen weeks ended June 30, 2012 and 33% for the thirteen weeks ended July 2, 2011. This same customer accounted for 31% of the Company’s accounts receivable at June 30, 2012 and 32% of the Company’s accounts receivable at March 31, 2012.

15. LITIGATION

On June 15, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Jason Katz, an alleged stockholder of the Company (Katz v. Micronetics, Inc. et al., C.A. No. 7626-VCP). The lawsuit alleges: (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the merger consideration negotiated in the Merger Agreement improperly values the Company, that the Company's stockholders will not likely receive adequate or fair value for their Company common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers and (ii) that Mercury and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court's final judgment and an award of damages and costs and expenses, including attorneys' and experts' fees and expenses. On June 29, 2012, a substantially identical purported class action lawsuit was filed in the Court of Chancery by Kambiz Abbassi, another alleged stockholder of the Company (Abbassi v. D'Anne Hurd, et al., C.A. No. 7665-VCP). In addition to similar allegations regarding our board of directors' alleged breaches of fiduciary duties relating to negotiation and approval of the Merger, the Abbassi complaint also alleges that the Company and the board of directors made materially false and misleading disclosures in the preliminary proxy statement. On July 3, 2012, the Court of Chancery entered an order consolidating the Katz and Abbassi actions as In re Micronetics, Inc. Shareholder Litigation, Consol. C.A. No. 7626-VCP, and appointing co-lead counsel.

On June 20, 2012, another substantially identical purported class action lawsuit was filed in the Superior Court of the State of New Hampshire, Hillsborough County, by Paul Constantinescu, an alleged stockholder of the Company (Constantinescu v. Micronetics, Inc. et al., Docket No. 226-2012-00-440). On July 13, 2012, the Constantinescu action was stayed in favor of the consolidated Delaware action.

On July 26, 2012, a purported class action lawsuit was filed in the United States District Court for the District of New Hampshire by Bhanwar Joshi, an alleged stockholder of the company (Joshi v. Micronetics, Inc., No. 1:12-cv-00285). The lawsuit is substantially identical to the other lawsuits relating to the Merger, but in addition asserts claims under Section 14(a) of the Securities Exchange Act of 1934 that the definitive proxy statement disseminated in connection with the Merger contained material misstatements and/or omissions.

On July 30, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company agreed to settle the litigation pending in the Delaware Court of Chancery and the United States District Court. The settlement provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the conditional certification of the consolidated Delaware action as a non opt-out class action pursuant to Court of Chancery Rule 23 on behalf of a class consisting of all record and beneficial owners of Company common stock during the period beginning on June 10, 2012, through the date of the consummation of the Merger, including any and all of their respective successors in interest, predecessors, representatives, and the release of all asserted claims. Pursuant to the settlement, the Company agreed to additional disclosure related to continued employment provisions for senior management included in the various offers made for the Company and the extension of exclusivity to Mercury. This additional disclosure was provided in the form of a press release issued on July 30, 2012 and filed pursuant to Form 8-K on such date. There are no other provisions related to the settlement. The asserted claims will not be released until such stipulation of settlement is approved by the court, and such release, if approved by the court, would encompass all claims alleged in the lawsuit pending in the Superior Court of the State of New Hampshire. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. The settlement will not affect the merger consideration to be received by the Company's stockholders.

In connection with this settlement, the Company may be liable for the plaintiff's attorney fees; however, as of this time any such fee award is uncertain and no reasonable estimate can be made. The Company carries a director and officer insurance policy which may cover some or all of the cost of this matter subject to a $150,000 retention.

16. SUBSEQUENT EVENTS

Subsequent to June 30, 2012 the Company incurred approximately $600,000 in expenses related to the pending Merger of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Proposed Merger of the Company

On June 8, 2012, Micronetics, Inc., a Delaware corporation ("Micronetics"), Mercury Computer Systems, Inc., a Delaware corporation ("Mercury"), and Wildcat Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Mercury ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Mercury will acquire all of the outstanding shares of Micronetics for $14.80 per share in cash, without interest, and pursuant to which Merger Sub will be merged with and into Micronetics with Micronetics continuing as the surviving corporation and a wholly owned subsidiary of Mercury (the "Merger").
On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Board of Directors of Micronetics, at the effective time of the Merger (the "Effective Time"), and as a result thereof, each share of common stock, par value $0.01 per share, of Micronetics ("Micronetics Common Stock") that is issued and outstanding immediately prior to the Effective Time (other than Micronetics Common Stock owned directly or indirectly by Mercury or any subsidiary of Micronetics, which will be canceled without payment of any consideration, and Micronetics Common Stock for which dissenters' rights have been validly exercised and not withdrawn) will be converted at the Effective Time into the right to receive $14.80 in cash, without interest (the "Merger Consideration"), subject to adjustment under certain conditions as described in the Merger Agreement. Each option to purchase Micronetics Common Stock that is vested and outstanding immediately prior to the Effective Time, including options which by their terms vest immediately prior to the Effective Time (each, a "Vested Option") shall be canceled at the Effective Time and, in exchange therefor, each former holder of any such canceled Vested Option shall be entitled to receive, in cash, the amount by which the Merger Consideration exceeds the exercise price of such Vested Option multiplied by the number of shares of Micronetics Common Stock subject to such Vested Option. Each option to purchase Micronetics Common Stock that is unvested and outstanding immediately prior to the Effective Time shall be assumed by Mercury.
Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of Micronetics Common Stock (the “ Stockholder Approval ”), (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, if applicable, and (iv) the absence of a material adverse effect with respect to Micronetics. The consummation of the Merger is not subject to a financing condition.
The Merger Agreement contains certain termination rights for both Mercury and Micronetics, and further provides that, upon termination of the Merger Agreement in certain circumstances, including if the Merger Agreement is terminated by Mercury in the event the Micronetics Board effects a Change of Company Board Recommendation, Micronetics would be required to pay Mercury the Termination Fee equal to $2,520,000.
A Special Meeting of the Shareholders is scheduled for August 8, 2012 to consider and vote upon the Merger.
The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Item 1.01 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2012.
Subsequent Events

Subsequent to June 30, 2012 we incurred approximately $600,000 in expenses related to the pending Merger of the Company.

Forward Looking Statements
Certain statements in this report contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate and are merely our current predictions of future events. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described here, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and in the other documents that we file with the Securities and Exchange Commission. We assume no obligation to update our forward-looking statements to reflect new information or developments.
An investment in our common stock involves a high degree of risk. We urge readers to review carefully the risk factors described herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

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
There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Recent Accounting Pronouncements
We discuss recently adopted accounting standards in Item 1. Notes to Consolidated Financial Statements – Note 3.
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
Results of Operations
Thirteen Weeks Ended June 30, 2012 compared to July 2, 2011
Net sales
Net sales for the thirteen weeks ended June 30, 2012 (“Q1 FY 13”) were $10,606,970, an increase of $567,677, or 6% as compared to $10,039,293 for the thirteen weeks ended July 2, 2011 (“Q1 FY 12”). The increase in sales was due to an increase in integrated component sub-systems.
Gross margin
Gross margin for Q1 FY 13 was approximately 30% which declined from 32% gross margin for Q1 FY 12. The decrease was primarily due to components product mix.

Research and development
Research and development expense for Q1 FY 13 was $324,129 as compared to $413,695 for Q1 FY 12, a decrease of $89,566 or 22%. There were no material activities associated with this decrease. Our research and development expense varies to a certain degree based upon emerging technologies, shifts in product requirements and our assessment of future business opportunities.
Selling, general and administrative
Selling, general and administrative expense for Q1 FY 13 was $1,975,197 as compared to $1,756,996 for Q1 FY 12, representing an increase of $218,201 or 12%. Payroll related expenses increased approximately $62,000 due to the addition of sales personnel. Third party commission expense increased approximately $46,000, stock compensation expense increased by approximately $27,000 and all other selling, general and administrative costs increased by a net of approximately $83,000.
Merger-related
Merger-related expense for Q1 FY 13 was $1,150,171 relating to the pending Merger of the Company.
Amortization of intangible assets
Amortization expense attributable to our intangible assets related to previous acquisitions was $55,119 in Q1 FY 13 as compared to $78,511 in Q1 FY 12 due to completing amortization of certain tangibles.
Interest expense
Interest expense for Q1 FY 13 was $20,392 as compared to $81,610 for Q1 FY 12, a decrease of $61,218 or 75%. The decrease was due to the final payment made on the term loan in April 2012 and a lower line of credit outstanding during Q1 FY13 as compared to Q1 FY12.
(Benefit) provision for income taxes
Our effective tax rate was 52.7% for Q1 FY 13 and 36.5% for Q1 FY12. The effective tax rate for Q1 FY13 is based on the projected annual pre-tax income for fiscal year 2013, including the impact of nondeductible merger-related expenses. The effective tax rate could change depending on the outcome of the Special Meeting of the Shareholders scheduled for August 8, 2012 to consider and vote upon the Merger.
Backlog
Our backlog was approximately $23 million as of June 30, 2012 and $31 million at July 2, 2011.

Financial Condition, Liquidity and Capital Resources
We finance our operating and investment requirements primarily through operating cash flows and borrowings. Cash and cash equivalents were $604,103 and $856,931, respectively, at June 30, 2012 and March 31, 2012. Working capital, defined as accounts receivable, inventory, prepaid expenses, other current assets net of accounts payable, accrued expenses and deferred revenue, was $13,516,526 and $15,043,885 at June 30, 2012 and March 31, 2012, respectively. Borrowings under our revolving line of credit were $3,551,151 and $4,220,045 at June 30, 2012 and March 31, 2012, respectively.
Our current ratio was approximately 2.47 at June 30, 2012 and 2.37 at March 31, 2012, respectively.
In the thirteen weeks ended June 30, 2012 net cash provided by operating activities was $1,155,576 as compared to $834,307 for the thirteen weeks ended July 2, 2011.
In the thirteen weeks ended June 30, 2012, cash provided by net loss after adjusting for non-cash items including depreciation, amortization, stock-based compensation and changes in working capital reserves was approximately $.3 million. Approximately $0.8 million was provided by working capital needs. Of this amount, approximately $1.4 million was provided by receivables offset by $0.6 million used for prepaid tax assets.
In the thirteen weeks ended July 2, 2011, cash provided by net income after adjusting for non-cash items including depreciation, amortization, stock-based compensation, changes in working capital reserves and an unrealized gain on interest rate swap was approximately $1.0 million. Approximately $0.2 million was used for working capital needs. Of this amount, approximately $0.8 million was provided by receivables and deferred revenue, approximately $1.7 million was used to fund inventory requirements, approximately $0.4 million was provided by accounts payable and accrued expenses and $0.3 million was provided by a reduction in prepaid tax assets.
Net cash used in investing activities was $414,511 during the thirteen weeks ended June 30, 2012 as compared to $237,761 in the thirteen weeks ended July 2, 2011. In the thirteen weeks ended June 30, 2012 and July 2, 2011, investing activities was solely comprised of capital expenditures.
Net cash used for financing activities was $993,893 during the thirteen weeks ended June 30, 2012 as compared to cash used for financing activities of $377,513 during the thirteen weeks ended July 2, 2011.
In the thirteen weeks ended June 30, 2012, we repaid approximately $0.7 million towards our line of credit and repaid term debt of approximately $0.3 million.
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
On September 19, 2011, we entered into an amendment to the term loan and revolving line of credit agreement under which the revolving line of credit was increased to $10 million and extended until September 30, 2015. The term loan and revolving line of credit are guaranteed by our subsidiaries and are secured by substantially all of our assets. The term loan was payable in quarterly principal installments of $325,000 plus accrued interest at the rate of 5.2% plus the applicable margin. The final payment for the term loan was made in April 2012. The revolving line of credit bears interest at LIBOR plus the applicable margin. At June 30, 2012, the interest rate was 2.49%. We had approximately $6.4 million available under the line of credit at June 30, 2012.
In April 2007, the Company entered into an interest rate swap agreement with an initial notional amount of $6.5 million to mitigate the effect of interest rate fluctuations on the term loan. The interest rate swap was not designated as a hedging instrument at the initiation of the swap, and therefore the Company had not applied hedge accounting. As a result, at the end of each reporting period, the change in fair value of the interest rate swap was recorded on the consolidated balance sheet, with any related gains or losses included in earnings. The interest rate swap agreement expired March 30, 2012. Therefore, there was no change in fair value at June 30, 2012 as compared to $34,597 at July 2, 2011.
Under the terms of the amended term loan and the revolving line of credit agreement, the Company is required to maintain certain financial covenants on a quarterly and annual basis, including total funded debt to EBITDA not exceeding 2.5:1, minimum debt service coverage of 1.25:1 and a minimum current ratio of 1.25:1. At June 30, 2012, we are in compliance with our bank covenants.

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

Item 4.        Controls and Procedures
Evaluation of disclosure controls and procedures—As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control—There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of Fiscal 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.

On June 15, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Jason Katz, an alleged stockholder of the Company (Katz v. Micronetics, Inc. et al., C.A. No. 7626-VCP). The lawsuit alleges: (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the merger consideration negotiated in the Merger Agreement improperly values the Company, that the Company's stockholders will not likely receive adequate or fair value for their Company common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers and (ii) that Mercury and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court's final judgment and an award of damages and costs and expenses, including attorneys' and experts' fees and expenses. On June 29, 2012, a substantially identical purported class action lawsuit was filed in the Court of Chancery by Kambiz Abbassi, another alleged stockholder of the Company (Abbassi v. D'Anne Hurd, et al., C.A. No. 7665-VCP). In addition to similar allegations regarding our board of directors' alleged breaches of fiduciary duties relating to negotiation and approval of the Merger, the Abbassi complaint also alleges that the Company and the board of directors made materially false and misleading disclosures in the preliminary proxy statement. On July 3, 2012, the Court of Chancery entered an order consolidating the Katz and Abbassi actions as In re Micronetics, Inc. Shareholder Litigation, Consol. C.A. No. 7626-VCP, and appointing co-lead counsel.

On June 20, 2012, another substantially identical purported class action lawsuit was filed in the Superior Court of the State of New Hampshire, Hillsborough County, by Paul Constantinescu, an alleged stockholder of the Company (Constantinescu v. Micronetics, Inc. et al., Docket No. 226-2012-00-440). On July 13, 2012, the Constantinescu action was stayed in favor of the consolidated Delaware action.

On July 26, 2012, a purported class action lawsuit was filed in the United States District Court for the District of New Hampshire by Bhanwar Joshi, an alleged stockholder of the company (Joshi v. Micronetics, Inc., No. 1:12-cv-00285). The lawsuit is substantially identical to the other lawsuits relating to the Merger, but in addition asserts claims under Section 14(a) of the Securities Exchange Act of 1934 that the definitive proxy statement disseminated in connection with the Merger contained material misstatements and/or omissions.

On July 30, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company agreed to settle the litigation pending in the Delaware Court of Chancery and the United States District Court. The settlement provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the conditional certification of the consolidated Delaware action as a non opt-out class action pursuant to Court of Chancery Rule 23 on behalf of a class consisting of all record and beneficial owners of Company common stock during the period beginning on June 10, 2012, through the date of the consummation of the Merger, including any and all of their respective successors in interest, predecessors, representatives, and the release of all asserted claims. Pursuant to the settlement, the Company agreed to additional disclosure related to continued employment provisions for senior management included in the various offers made for the Company and the extension of exclusivity to Mercury. This additional disclosure was provided in the form of a press release issued on July 30, 2012 and filed pursuant to Form 8-K on such date. The asserted claims will not be released until such stipulation of settlement is approved by the court, and such release, if approved by the court, would encompass all claims alleged in the lawsuit pending in the Superior Court of the State of New Hampshire. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. The settlement will not affect the merger consideration to be received by the Company's stockholders.

In connection with this settlement, the Company may be liable for the plaintiff's attorney fees; however, as of this time any such fee award is uncertain and no reasonable estimate can be made. The Company carries a director and officer insurance policy which may cover some or all of the cost of this matter subject to a $150,000 retention.

Item 1A.    Risk Factors.
This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. You should consider carefully all of the material risks described herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and in our other documents filed with the Securities and Exchange Commission, as well as the cautionary statements made elsewhere in the Annual Report and in this report, before making a decision to invest in our securities. Such cautionary statements are applicable to all forward-looking statements wherever they appear in this report. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Other than set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

A significant delay in consummating or a failure to consummate the proposed merger of the Company could have a material adverse effect on our stock price and operating results.
If the proposed merger of the Company with Mercury is not completed, it could have a material adverse effect on our stock price. In addition, any significant delay in consummating the merger of the Company could have a material adverse effect on our operating results, adversely affect our supplier and customer relationships and would likely lead to a significant diversion of management and employee attention and potential employee attrition.
Expenses related to the proposed merger of the Company are significant and will adversely affect our operating results in Fiscal 2013.
We have incurred and expect to incur significant expenses in connection with the proposed merger of the Company, including legal and investment banker fees and retention bonus expenses. We expect these costs to have an adverse effect on our operating results in Fiscal 2013. In addition, if the merger is not consummated under certain circumstances, we may be required to pay to Mercury a termination fee of $2,520,000.
Restrictions on the conduct of our business prior to the completion of the proposed merger of the Company may have a negative impact on our operating results.
We have agreed to certain restrictions on the conduct of our business in connection with the proposed merger of the Company that require us to conduct our business only in the ordinary course, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction.

Item 6.	Exhibits.
2.1
Agreement and Plan of Merger, dated as of June 8, 2012, by and among Mercury Computer Systems, Inc., Wildcat Merger Sub Inc. and Micronetics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 11, 2012).

2.2
Form of Voting Agreement, dated as of June 8, 2012, by and between Mercury Computer Systems, Inc. and each of the directors, executive officers and a certain stockholder of Micronetics, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed June 11, 2012).

10.1
Letter Agreement re: Retention Bonus, dated as of June 8, 2012, by and between Micronetics, Inc. and Carl Lueders (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2012).*

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

*Management compensatory plan or arrangement.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONETICS, INC.
Dated: August 7, 2012	By:	/s/ DAVID ROBBINS
David Robbins
Chief Executive Officer and Treasurer (Principal Executive Officer)

Dated: August 7, 2012	By:	/S/ CARL LUEDERS
Carl Lueders
Chief Financial Officer (Principal Financial and Accounting Officer)